Form 10KSB
period 1997-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 1998-03-31
CIK 896195

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10-KSB

(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
         ACT OF 1934                        [NO FEE REQUIRED]

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-21738

                        ON-POINT TECHNOLOGY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                    33-0423037
--------------------------------------------    --------------------------------
(State of incorporation)                        (I.R.S. Employer Identification)

         8444 Miralani Drive
         San Diego, California                              92126
-------------------------------------------     --------------------------------
(Address of registrant's executive offices)              (Zip Code)

Registrant's telephone number, including area code            (619) 621-5050
                                                    ----------------------------

          Securities registered pursuant to Section 12 (b) of the Act:

 Title of each class                            Name of each exchange on
                                                which registered
      None                                              None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [X].

The Registrant's revenues for fiscal year ended December 31, 1997 were
$17,439,000

The aggregate market value of the registrant's common stock held by nonaffiliates of the Registrant is $30,426,000 as of March 2, 1998.

The number of shares outstanding of the Registrant's common stock is 9,509,255 as of March 2, 1998.

Documents Incorporated by Reference: The information required by Part III of this Report on Form 10-KSB is incorporated by reference from the Registrant's definitive 1998 proxy statement to be filed in accordance with Rule 240. 14a-101 not later than April 30, 1998.

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL        On-Point Technology Systems, Inc., formerly Lottery Enterprises,
Inc. (the "Company" or "ONPT"), is headquartered in San Diego, California and was incorporated in Nevada in March of 1990. ONPT designs, manufactures, sells, leases, and services high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets (the "Instant Ticket Retailer" or "ITR(R)"), pull-tab lottery tickets (the "Pull-Tab Retailer" or "PTR(TM)"), prepaid phone cards and "smart cards" (the "Debit Card Retailer" or "DCR(TM)") and vending terminals that dispense high value products such as cell phones and pagers. The Company's ITR and DCR terminals accept bills of various denominations, provide a secure means of product distribution and include software which automatically accounts for product sales and inventories. The ITR terminals are sold or leased to state and provincial governments in the United States and Canada and to other foreign governments and their licensees. The DCR terminals are sold or leased to commercial customers and to governmental entities and their licensees. The Company has also developed two additional products, the "Multiple Product Retailer" or "MPR(TM)" machine, which vends both lottery tickets and prepaid phone cards, and the Billpayer (TM) which allows customers to pay utility bills from remote locations. In addition, the Company has introduced certain specially designed dispensing technology to South America, Asia, and Europe.

         On January 9, 1996, the Board of Directors appointed Frederick Sandvick as the President, Chief Executive Officer and Chairman of the Board of the Company to oversee the strategic plans of the Company, to consider all the business issues of the Company and to develop and implement plans to handle such issues. Mr. Sandvick is an attorney and certified public accountant as well as the president of Vanguard Strategies, Inc. ("VSI"), a private strategic planning company. From 1990 to 1995, Mr. Sandvick was an executive officer with a New York Stock Exchange listed company in the gaming industry. The Board of Directors considered many options and believed that the appointment of Mr. Sandvick was the most effective first step towards implementing its strategic plans and enhancing shareholder value.

         During 1996, the Company restructured its operations and improved its financial position. During the first and second quarters of 1996, the Company underwent a "right sizing" effort in order to provide its high quality products and services at lower costs. In that process, the Company moved its corporate offices and production to new facilities which were better suited to fit the Company's administrative and manufacturing needs, and were less expensive to operate. The Company also reduced personnel and overhead costs and reassigned duties to other personnel to achieve greater efficiencies. The Company's restructured operations enabled the Company to improve operating margins and dramatically reduce general and administrative expenses. The above described restructuring was accomplished without any recapitalization or debt issuance that was not in the Company's ordinary course of business.

         The Company's strategic plans include diversifying its product lines and enhancing its existing products. In that regard, during 1996 the Company changed its corporate name to On-Point Technology Systems, Inc. from Lottery Enterprises, Inc. in order to obtain broader recognition by current and potential customers of the Company's expanding line of technologies and to provide the capital markets with a better definition of the Company's identity.

         During 1997, the Company increased revenue by 47% primarily as a result of both ITR and DCR product sales. The increases in sales combined with continued operating efficiencies effected during 1996 allowed the Company to generate substantial income increases in 1997. Through December 31, 1997, the Company had reported seven consecutive profitable quarters as well as seven straight comparative increases in quarterly earnings.

INSTANT TICKET RETAILER     GENERAL   In March 1991, the Company received its
first contract to install up to 2,000 ITR terminals from the State of Virginia. The Company has since signed contracts to provide terminals to numerous state lottery customers including California, Missouri, Washington, Pennsylvania, New York, Illinois, Connecticut, and the Provinces of Ontario and Quebec, as well as certain foreign countries. Pursuant to these contracts, from its inception through December 31, 1997, the Company had sold or leased approximately 13,200 ITR terminals, of which 1,200 were sold or leased during 1997. The ITR terminals have been placed in supermarkets, convenience stores, bowling alleys, restaurants with bars, and other locations. The Company also enters into service contracts in connection with sales of ITR terminals pursuant to which it receives monthly maintenance fees (see "Customer Service, Training and Product Repair" herein).

         THE INDUSTRY   Lotteries are operated by state and foreign governmental
authorities and their licensees in over 155 jurisdictions. Governments use lotteries primarily as a means of generating non-tax revenues. In the United States, lottery revenues frequently are designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. Many states have become increasingly dependent on lotteries as a significant source of funding for these purposes.

         While the specific amounts vary substantially from state to state, in general it is estimated from industry reports that about 50% of gross lottery revenues in the United States is returned to the public in the form of prizes. Approximately 33% is used to support specific public programs or is contributed to the state's general fund. Typically, 5% to 6% is reserved for point-of-purchase commissions for the retailer, and the remainder is used to fund lottery operations, including the cost of advertising and, depending upon the state and the type of lottery, amounts paid to vendors such as ONPT.

         As of December 1997, lotteries were operated in 37 states, the District of Columbia and five provinces of Canada. Government lotteries can be categorized into three principal groups: the traditional draw-type games, on-line games and "instant" ticket games. Traditional lotteries, in which drawings are held once a week, while popular abroad, are rare in the United States. On-line varieties generally refer to computerized games such as lotto and daily pick 3/4/5/6 games, in which players make their own selections. Alternatively, they involve low-stakes video gambling, such as poker, blackjack, bingo and keno. Instant ticket games consist of preprinted tickets in which players scratch off a coating or pull off tabs to determine whether they have purchased a winning ticket.

         On-line lotteries generate significantly more revenue than both the draw-type and instant ticket games. The Company estimates from industry reports that on-line ticket sales account for approximately 60% of total U.S. lottery sales and that scratch-off games (the type of instant winner game predominantly used by state lotteries) hold an approximately 40% market share. The instant ticket games' market share has increased over the past several years as lottery organizations have realized that the more instant games being sold at one time increases sales. Some states currently offer up to 30 different games simultaneously. Notwithstanding the current prevalence of on-line games, the Company believes that instant ticket games offer a significant potential for market growth. Of the states conducting instant ticket lotteries, 29 currently use terminals to dispense instant tickets. Traditionally, instant winner tickets had been manually dispensed by the retailer. This distribution method, in addition to being labor intensive, requires the retailer to maintain rigorous inventory, accounting and security controls, because the tickets are treated as cash equivalents. The Company's ITR terminals provide additional security and automate these procedures, resulting in greater efficiencies and flexibility to offer multiple games simultaneously.

         Recent advances in print technology have improved the security of Pull Tab tickets to the levels demanded by the lottery industry. As a result several U.S lottery jurisdictions have introduced Pull Tab ticket games. The Company's PTR terminals and Versatile Ticket Retailer ("VTR(TM)") terminals, which dispense both instant tickets and pull tab tickets, bring the same benefits of increased security, automated accounting and enhanced promotion at the point of sales to Pull Tab tickets as the ITR terminals have provided to instant tickets.

         THE ITR, PTR & VTR LOTTERY TERMINALS   In 1990 the Company introduced
the ITR-7000 terminal, which was replaced with the upgraded ITR-7500 in August 1992. This series of products has been installed at sites throughout the United States. In 1995 the Company introduced the esthetically updated ITR-8500 terminal. In 1996 the Company developed the first 12 bin ITR terminal. This product, another ONPT innovation, allows lotteries to vend up to 12 different games simultaneously. During 1996 the Company also developed the 8 bin slim-line terminal (which dispenses 8 games in a terminal that requires half the retail space of previous 8 bin models). The slim-line terminal has the smallest serviceable footprint in the industry. During 1997, as a result of the average mean time to failure rate of the Company's dispenser being in excess of nine years, the Company was able to initiate a program of retrofitting older terminals to incorporate new technologies.

         The Company believes that the lottery terminals substantially expand the market for retail sales of instant winner lottery tickets, in that they are designed to streamline and enhance the operation and marketing of instant winner tickets by providing greater opportunity for the impulse purchase. The lottery terminals are designed to provide secure, high visibility points of presence at the point of sale while using a minimum of floor space. The terminals are available in several models which house four to twelve games. The units are available in counter-top and stand alone models (the latter incorporating a security storage cabinet). All models accept bills in $1, $5, $10, and $20 denominations and can be manufactured to accommodate coins or foreign currency.

         The customer inserts a bill in the terminal, receives credit, and then selects from among any or all of the games offered by pressing the button located immediately under the appropriate ticket display. The terminals generally dispense either a single ticket or a string of uncut tickets, which move past a window, allowing the customer to view the purchase. Based on its knowledge and experience the Company believes that customers prefer to see the actual tickets being dispensed. The Company's patented Windows feature is unique in this regard among similar products available to lottery jurisdictions. The Company's lottery terminals incorporate other patented features which in the Company's opinion enhance the likelihood of impulse purchases of game tickets.

         Each lottery terminal includes a display, which shows instructional and promotional information to the customer. The terminal can also be equipped with the "Grabber", a multi-color LED sign, which is mounted on top of the terminal and includes a built-in memory. The Grabber provides the ability to promote new games or winning jackpots at the point of sale. A customized message typically is input prior to installation of the terminals. These messages can be changed on-site using a hand-held remote control or from remote locations with the Company's optional Shadow communication program described below.

         The Company also manufactures a Pull-Tab Ticket Retailer and combined machines, Multiple Product Retailers, which share the ITR's basic electronic and software architecture. Pull-Tab tickets are similar to instant winner lottery tickets in that they have perforated tabs which are broken open to reveal printed play symbols. In most cases, three matching symbols on one line indicate a winner. Sales of break-open tickets are traditionally most successful in on-premises beer and liquor outlets, bingo parlors or any retail outlet where people gather socially and stay for an extended period of time. Break-open tickets have been popular in Canada for some time and are now common in the United States as well. In many cases these games are operated by nonprofit organizations without the participation of state lotteries. However, as the popularity of break-open tickets has increased, more lotteries are considering adding them to their product line.

DEBIT CARD RETAILER     GENERAL   In 1993 the Company recognized the potential
to utilize its lottery technology in the evolving prepaid phone card industry and developed its DCR-2000 debit card vending machine. Although prepaid phone cards have only been available in the U.S. since early 1992, their use has been growing at a steady pace. In 1997, the estimated size of the debit card market has grown to over $2 billion, with projected growth to $10 billion by the year 2000. Prepaid phone cards are issued in various denominations by telephone companies and may be dispensed from as many as four bins in the Company's machines. The Company expects that the principal markets for its DCR terminals will be with telephone companies both domestically and in Europe, Asia, and Latin America. The Company has signed contracts to provide DCR terminals to a number of customers. Pursuant to these contracts, from its inception through December 31, 1997, the Company had sold or leased approximately 5200 DCR terminals, of which 1700 were sold or leased during 1997. To date, these terminals have been placed in many different types of establishments where there is a market for prepaid phone or debit cards. The Company also enters into service contracts in connection with sales of DCR terminals pursuant to which it receives maintenance fees per month per machine (see "Customer Service, Training and Product Repair" herein).

         THE INDUSTRY   Prepaid phone cards are sold by telephone companies
worldwide. These cards contain a pre-programmed amount of credit and can be inserted into certain pay telephones. The customer can use all or a portion of the credit on the card to make telephone calls. These card-receptive pay telephones do not hold cash, thus eliminating security or internal theft concerns for the owners of the telephones. The cards are either disposable or reusable and are sold in varying denominations. Since the service is prepaid, telephone companies often offer discounted rates to card users. Telephone companies also derive revenue from the sale of advertising space on the cards which defrays their cost of any discount given. In the United States the industry is still in the early growth stages and card reader telephones are not in abundance. Therefore, most of the prepaid calling cards in use in the United States use an "800" number that is called for verification of the card by entering a PIN number located on the card.

         Prepaid telephone cards generally allow card purchasers to buy blocks of calling time at a discount. The cards are more convenient, and the use of prepaid cards eliminates the need to maintain cash on hand to feed the pay telephone when making a call. Prepaid cards also reduce the risk of credit card fraud or theft, since a theft of a prepaid phone card results only in the loss of the face value of the card less any time already used.

         Recent studies indicate that in the United States only a small percentage of the public have used or are aware of prepaid phone cards. Therefore, distribution is essential to gaining public awareness. Dispensing machines are an important element of the distribution network, providing visual recognition and 24-hour convenient access to the product. An important aspect of the vending machine is that its design must promote product awareness to effectively sell cards, not merely dispense them. In 1997 the Company repackaged its DCR technology into a new cabinet styling.

         In many foreign countries, especially those less developed than the United States, the majority of residents do not own telephones and rely on public pay telephones. Management estimates that commercial and government entities in over 100 countries now use or are in the process of evaluating the purchase of telephones equipped to accept prepaid phone cards. The Company believes many of these entities are looking to dispensing machines capable of handling prepaid phone cards to widen the acceptance and availability of the prepaid phone cards. The foreign market for prepaid phone card vending machines is in its infancy, however, and there can be no assurances this Company will be successful in developing this market.

         In addition to prepaid phone cards, there are many other debit cards which can be dispensed using the DCR terminal, including bus and subway passes. Several countries have begun using a multi-purpose debit card to provide easy access to pay telephones, gasoline pumps, subway passes, and bus passes. The Company is providing terminals to both Hong Kong and Brazil that dispense such multi-purpose cards, or different types of cards or passes, including "smart cards".

         THE DCR TERMINAL   The Company believes that the DCR terminal
substantially expands the distribution potential of prepaid phone cards. Similar to the lottery terminals, the DCR terminal is designed to provide high security and high visibility using a minimum of floor or counter-top space. The terminals are available in several models, which house either one, two or more bins and are able to accept various denominations of foreign and domestic currency. The terminals can be manufactured to accommodate coins and to make change. The customer inserts a bill or coin into the DCR terminal, receives credit, and then selects the denomination of prepaid phone card or other card/pass by pressing the button located immediately under the appropriate card display. The terminal dispenses a single card to the buyer.

         Each bin in a DCR terminal stores approximately 400 cards, depending on the thickness of the cards, thus providing a maximum capacity of about 1,600 cards in the Company's 4-bin terminal. As with the ITR terminal, the DCR machine includes a display which shows instructional and promotional messages and can also be equipped with the "Grabber," a multi-color LED sign, which is mounted on top of the terminal and includes a built in memory. A customized message typically is input prior to installation of the terminals. These messages can be changed on site using a hand-held remote control or loaded from a remote site with the Company's optional "Shadow" communication program described below.


ADDITIONAL PRODUCT FEATURES   The lottery and DCR terminals are designed to
satisfy the stringently high security demands of state lottery authorities and commercial customers. The terminals can be bolted to the floor, wall or counter to prevent removal. Each machine is equipped with an alarm which is triggered unless the correct password is entered within a specified time period of opening any of the terminal's doors. The alarm will also sound if power is interrupted or the terminal is tipped beyond a critical angle. The terminal's doors are inset to prevent prying or tampering, and the display windows are made from one-half inch thick lexan. Every terminal has two unique, serialized keys, one of which opens the bill acceptor door and the other of which provides access to the terminal ticket or card dispensers, electronics and base storage cabinet.

         Each terminal is controlled by a software system that provides security and tracks the accounting and inventory of each bin. This software enables the customer to generate a variety of reports. Every report contains the date and time, the customer number and terminal serial number, as well as sales data for each ticket bin and a total for the entire terminal. These reports generally describe sales by day, week or month, the current inventory of tickets, and an audit transaction report, which gives a breakdown of the last three transactions, thus allowing a customer to determine whether reported malfunctions in fact occurred. Additional functions of the software are the production of cash management and audit reports.

         The Company produces a Network Monitoring and Reporting System software package called "Shadow". This optional software allows customers to monitor sales and inventory remotely by means of a modem using non-dedicated, regular telephone lines. This feature permits a central "PC" computer to collect all of the sales and inventory information from any one locality with a single telephone call. This software facilitates the preparation of reports, which can be broken down by customer number, bin number, location category (i.e., convenience stores, bars, nightclubs, etc.), and geographic location. In addition, informational and promotional messages may be automatically downloaded to the optional Grabber display during connection to the terminal. Messages may be sent to a specific machine or to an entire group of machines within a specific customer, region or state. The Shadow software can be used to notify customers of the need to replenish depleted ticket or card stocks, schedule maintenance and assist in trouble shooting repairs.

         The Company also has a remote control unit that allows the retailer to disable the terminal for any reason. For example, if the retailer sees that minors are attempting to purchase lottery tickets or that anyone is attempting to vandalize the equipment, he can turn off the terminal at a distance of up to one hundred feet.

         The Company continues to work on improving the lottery and DCR terminals and developing new features (see "Research and Development" herein).


LOTTERY AND DCR CONTRACTS        The Company generally conducts business
primarily under three types of contractual arrangements: (a) Sales Agreements,
(b) Standard Lease Agreements, and (c) Alternate Lease Agreements.

         SALES AGREEMENTS   Under the typical Sales Agreement, the Company
installs and maintains lottery and/or DCR terminals and provides ancillary support services to customers. These contracts generally provide for scaled payments, based upon the type of terminal purchased and the total number of terminals sold under the agreement. In addition, the Sales Agreements typically provide for the payment of monthly service fees for product repair, routine maintenance and customer service activities (based upon the number of terminals installed). In many cases the service portion of the contract extends beyond the period provided by the contract for the sale of terminals.

         STANDARD LEASE AGREEMENTS   While the Standard Lease Agreements are
similar to the Sales Agreements with respect to the Company's installation, maintenance and service obligations, they are distinguishable primarily by the fact that the Company continues to own the terminals during the lease term and that monthly lease payments are made, instead of payment in a lump sum. The lease amount may or may not include the monthly maintenance fee. Typically, the lessee is given the option to purchase the terminals at the end of the lease term, either at a set amount or at fair market value at the time of sale.

         ALTERNATE LEASE AGREEMENTS   In addition to the purchasing and
leasing programs described above, the Company offers a unique approach to the installation, sale and marketing of lottery or DCR terminals. This program is a modified leasing arrangement. In general, the program relieves the customer from the day to day details associated with the marketing and sale of instant tickets or prepaid phone cards from the Company's terminals. Under these lease agreements, the Company is entitled to a stated percentage of the revenues generated from terminal sales or a minimum monthly payment, whichever is greater. Company personnel assume responsibility for servicing the terminals, maintaining distribution and inventory records, providing repair and preventative maintenance, collecting money and distributing the collected funds.


MARKETING AND SALES      The Company markets its products, both domestically and
internationally, primarily through an in-house marketing and sales staff. The Company solicits interest in its terminals primarily at trade shows and through direct contact with customers. The initial marketing package consists of product brochures and other supportive documentation, e.g., sales analysis of other customer installations. References from other customers using the Company's terminals are routinely supplied, along with an offer to demonstrate and test the terminals. Where possible, print advertising is keyed to feature articles in trade journals, particularly advertisements targeting the prepaid phone card market.

         LOTTERY TERMINALS   Once a state lottery has accepted vending as a
distribution tool, the process is opened to competitive bidding. In the United States, lottery authorities commence the contract award process by issuing a request for proposal, which constitutes an invitation for bids from interested vendors. The requests for proposal usually stipulate certain requirements, such as product specifications, performance capabilities, delivery and service requirements. The requests also specify various insurance, bonding, indemnification and liquidated damage provisions. Each vendor's reply is evaluated on the basis of various criteria, including bid price, product quality, performance capability (measured in part by demonstrated experience in performing comparable projects), security, integrity, and experience. In addition, state lottery authorities consider the applicant's affirmative action policies and use of minority, handicapped, and women-owned subcontractors and suppliers. Lottery authorities also show a preference for vendors that use in-state subcontractors and suppliers. To assist it's marketing to state lotteries, the Company has employed registered lobbyists and paid consultants in certain states. Although the Company believes there remains a substantial market for lottery terminals, no assurances can be given that lottery authorities will award new contracts or order additional terminals.

         Due to the particularly sensitive nature and high profile of gambling activities, state lottery authorities are directed by statute to act in a manner which promotes and ensures the integrity, security, honesty and fairness of their operations. Thus, applicants typically must provide detailed financial and historical information concerning their business operations and principals, and certain employees must consent to background investigations.

         DCR TERMINALS     Three distinct groups of potential customers are
primarily targeted by the Company for the sale or lease of DCR terminals: major telephone companies, medium-sized telephone companies and long-distance resellers. To the Company's knowledge, the major telephone companies, AT&T, MCI and Sprint, have not yet implemented any significant marketing plans involving the use of vending terminals to distribute prepaid phone cards on a large scale basis. However, the medium-sized telephone groups have been pursuing vending contracts for prepaid phone cards. Similar to the sales process with state lotteries, many of these companies seek requests for proposals from vending companies and require testing prior to awarding contracts. The contract process permits more flexibility and creativity; however, it requires greater marketing time and energy to win contracts. Long distance resellers, smaller telephone companies, and pay telephone route operators are seeking vending contracts. The Company intends to seek out additional vertical distributorship and joint venture relationships to increase its presence in the DCR market place; however, there can be no assurance that the Company will be successful in developing these relationships.


FOREIGN OPERATIONS     GENERAL  Internationally, lottery authorities and foreign
telephone companies do not typically use a formal bidding process, but rather negotiate proposals with one or more potential vendors. In 1997 the Company delivered terminals to Brazil and Hong Kong as well as to several European countries for market testing. Nonetheless, the Company's foreign operations are relatively new, and no assurance can be provided that a meaningful international market for the Company's terminals will develop. Pursuant to an agreement with VSI, the Company agreed to form a subsidiary to transact all international business. The agreement provided that upon the occurrence of certain events, including the Company meeting certain pre tax income requirements, VSI and Mr. Robert L. Burr would each have the right to acquire 40% of such subsidiary the Company had. However, on March 19, 1998 the Company and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement, VSI and Mr. Burr have each been granted options to purchase 50,000 shares of the Company's common stock at $2.88 per share. The options expire on December 31, 2002 and vest at the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

         BRAZIL      In June 1995 the Company entered into a distributor
agreement with a Brazilian corporation, to distribute the Company's products on an exclusive basis in Brazil.

         EUROPE      In December 1997 the Company entered into a distributor
agreement with Editec, a French Corporation, to distribute the Company's products on an exclusive basis throughout most of Western Europe.

         MEXICO      The Company purchased a 50% interest in LEI Mexico, S.A de
CV., a Mexican corporation ("LEI Mexico"), for $500 thousand in October 1994 and subsequently wrote down the 50% interest to zero value in 1995. The Company and LEI Mexico entered into an exclusive distributorship agreement whereby the Company agreed to only sell machines in Mexico to or through LEI Mexico and LEI Mexico agreed to use only the Company's equipment in its vending operations. The Company can terminate this agreement at its option. The Company intends to explore various alternatives available in the pursuit of business opportunities in the Mexican market.


CUSTOMER DEPENDENCY     The Company's products are sold or leased to a limited
number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. In 1997, revenues from three customers individually exceeded 10% of total revenues and in total comprised 57% of total revenues. Revenues from two customers individually exceeded 10% of total revenues in 1996 and in total comprised 37% of total revenues in 1996. One of the Company's principal customers has generated a significant long term lease receivable with the Company and is currently seeking additional capital to expand its business and to finance past and future equipment leases from the Company. Although the Company has received indications that this financing will in all likelihood be completed, there can be no assurance to that effect, and the failure of this customer to raise additional capital could have a material adverse affect on the Company's financial results in 1998.

BACKLOG      The Company's backlog of firm orders at December 31, 1997 totaled approximately 800 ITR terminals and 1,200 DCR terminals. The rate at which the Company receives orders from its customers is affected from time to time by the nature of the Company's market. State lottery authorities are allocated budgets on an annual basis, and their desire and ability to order products from vendors, including the Company, can be affected by the status of the budgetary process at any given time. For example, a lottery which has not spent its budget as the end of a budgetary year approaches may be encouraged to place orders with vendors, whereas a lottery which has exhausted its budget may not be able to place orders until the beginning of a new budgetary year.

MANUFACTURING AND SUPPLY     The Company's lottery and DCR terminals are
designed in a modular form to facilitate manufacturing assembly and serviceability. The Company uses vendors to manufacture and supply some components and sub-assemblies, including the bill acceptor and electronic modules. Final assembly and quality control of the terminals is performed by Company personnel at its San Diego facility.

CUSTOMER SERVICE, TRAINING AND PRODUCT REPAIR     The Company maintains service
facilities at its San Diego, California headquarters and in the states of Connecticut, Missouri, New York, Pennsylvania, Virginia and Washington. These facilities, and several smaller ones, oversee installations, coordinate repair, and respond to service calls. The Company maintains toll-free telephone lines staffed by service personnel to assist retailers and, where possible, resolve minor service problems over the telephone. If the problem cannot be resolved easily, a field technician is immediately paged and a service call scheduled. Each agreement provides for a specified response or service time. A function of the field service operation is to provide installation and retailer training on the operation and use of the machine. The Company generally provides a warranty period of one year on its terminals and provides an option for an extended warranty period if purchased by the customer.

         The modular designs of the terminals promote cost-effective, timely repair. All three of the major modular components (the currency acceptor, ticket dispenser, and electronics module) are easily removed from the terminal. Service technicians are instructed to replace malfunctioning components if they are unable to repair a machine within 30 minutes. Any replaced parts are sent to the service center, where they are examined and repaired in-house or returned to the manufacturer.

         The Company has developed a computer program to identify dispenser malfunctions from remote locations via the optional Shadow software. This IBM-compatible program enables a customer to interrogate each ITR or DCR terminal within a given district to identify problems as diverse as a blocked or damaged sensor or an inoperable gate mechanism. If a malfunction is detected, a report is automatically generated, giving the machine location and serial number, and identifying the type of problem. Although this technology is available from the Company, to date most customers have elected not to purchase and install such technology.

         Company service technicians also perform routine preventative maintenance of machines. If required, by agreement, each terminal is subject to on-site cleaning and diagnostic testing of key components. In addition, on-site modifications or upgrades may be performed.

         The Company's administrative staff closely monitor any problems with terminals in the field. Service reports are forwarded to engineering, quality control and production on a weekly and monthly basis. The Field Service Department is also responsible for pre-installation site surveys to check for space, telephone service and power.

         Since its first contract with the Virginia State Lottery in 1991 the Company has provided services to install, train, repair and perform preventative maintenance of its products. From 1991 to 1997, the service function of the Company has expanded as new contracts have required. The Company believes that its service organization is larger than any of its direct manufacturing competitors. The Company currently provides ITR service in the states of:
Connecticut, Delaware, Missouri, New York, Pennsylvania, Virginia, and Washington. In early 1997, a significant customer's Alternative Lease Agreement with regard to DCR's, which involved a nationwide service program, was terminated.

         Since 1994, the Company has sought reimbursement from the California State Lottery for the supply and installation of out-of-warranty spare parts and related sales tax pursuant to its service contract. The Company's claim for reimbursement is estimated at more than $1.9 million. The California State Lottery has refused to honor the claim and has responded with a claim of $1.7 million in liquidated damages for the Company's alleged delay in responding to service calls in 1995. Moreover, the California State Lottery has withheld payment of more that $300 thousand in outstanding invoices for products and services from the Company. The Company contends that the liquidated damage provision in the service contract is unenforceable because it is impermissibly punitive and unconscionable and that the liquidated damage claims by California are unrelated to any real damages, if any, experienced by the California State Lottery for delayed service call responses. With respect to the quality of the Company's products and services, the Company notes that the California State Lottery itself in September 1995 confirmed that the Company manufactured "good" ITR terminals and that the Company had been "responsive to CSL needs and concerns and have provided a good level of service overall." The Company also asserts that the California State Lottery has significantly limited the Company's cash flow since 1994 by failing to recognize its spare parts obligation which now totals an estimated $1.9 million and by withholding other payments due to the Company. The Company is presently examining its legal options and is analyzing how much of its lost revenues and business opportunities as well as its cash flow problems and stock price drop in 1995 are related to the California State Lottery's actions. The Company is also attempting to negotiate a fair resolution of all claims with the California State Lottery. To date no legal action has been brought by either party and both parties are seeking to resolve this matter amicably.

COMPETITION     The Company believes that it possesses a strong competitive position in the sale of lottery terminals. The Company has established a reputation for providing quality terminals and service. As a consequence, the Company has been able to secure contracts in eleven states, the Provinces of Ontario and Quebec as well as customers in several foreign countries. In addition, the Company enjoys repeat or renewal orders from existing customers and is conducting tests with overseas lottery organizations. However, as a result of the proposed merger with Interlott Technologies, Inc. ("ILI"), in 1995 the Company's marketing was impacted as the Company terminated bid protests and no-bid other contracts due to a belief on the part of management and the Board of Directors that the merger was going to be consummated and a consequent desire not to hinder the merger process by competitive actions. The Company believes that its marketing efforts, subsequent to 1995, have not been impacted by these terminated bid protests and no-bids. ILI has sold or leased machines in fourteen states, while the next largest current competitor, International Products of America, has sold machines pursuant to a contract with one state. Nevertheless, a substantial risk of new market entrants by domestic and foreign competitors exists. While the Company believes that it possesses a strong competitive position by virtue of its proprietary position, installed base and reputation, there can be no assurance that a better capitalized competitor will not successfully establish itself in the market or develop a machine which renders the Company's technology obsolete. The instant ticket market may also face competition from other types of lottery products.

         In the United States, the prepaid phone card and, more generally, the debit card market is relatively new. Consequently, it is difficult to identify all the competitors in this market. Nonetheless, the Company believes it possesses a strong competitive position in the sale of DCR terminals within the United States and overseas. Currently, the Company believes it has the largest installed base of DCR terminals in the market place. At present, the Company's principal competitors are Marketing & Vending Concepts, ILI, VendTek and Opal. There are a number of smaller vending machine companies in the market which management believes currently lack the product quality and reliability to significantly impact its sales efforts. There is also a substantial risk of additional market entry by domestic and foreign competitors, especially if the United States customer's response to the use of debit cards and pre-paid phone cards is favorable. Internationally, the Company has been successful in selling its DCR terminals into Brazil and Hong Kong. While the Company believes that it possesses an advantage in obtaining future customers by virtue of its proprietary position and installed base, there can be no assurance that a better capitalized competitor will not successfully establish itself in the market or develop a machine which renders the Company's technology obsolete. The prepaid phone card and debit card market may also face competition from other types of products.


RESEARCH AND DEVELOPMENT     Research and Development expenditures totaled $582
thousand and $253 thousand in 1997 and 1996, respectively. None of these costs were borne directly by the Company's customers. The Company's research and development department designs hardware and software for new products, and maintains hardware and software support for existing products. Software is continually enhanced to satisfy customer requests. Many new features have evolved from the sales process (e.g., access code requirements, security features such as alarm and theft detection, report capabilities, and display features). Once developed, these features generally are incorporated as standard items in the product line. Software upgrades have included diagnostics for field service and memory management and configuration control. Hardware enhancements included features to provide local control, remote control and speech functions, and memory upgrades for software and data storage. Other hardware developments have focused on the physical size, look and ergonomics of the machines, and conformance with the requirements of the American Disabilities Act.


GOVERNMENT REGULATION     Lotteries are not permitted in the United States
unless expressly authorized by legislation in the subject jurisdiction. Once authorized, the award of lottery contracts and ongoing state operations are highly regulated. State rules and regulations specify, among other things, the qualifications of lottery directors, the prize structure, the allocation of revenue, the types of games and amounts of wagers permitted, the manner in which the lottery is marketed, and the procedures for selecting vendors of equipment and services.

         To ensure the integrity of the contract award and subsequent contract performance, jurisdictions typically conduct background investigations of, and require detailed disclosure on a continuous basis from, vendors and their affiliates, subcontractors, officers, directors, and principal shareholders (including 5% shareholders of publicly traded corporations). Background investigations of vendors' employees are also generally conducted, and most states reserve the right to require the removal of employees they deem to be unsuitable or whose presence they believe may adversely affect the operational security or integrity of the lottery.

         The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to manufacture, deliver or receive gaming machines or similar devices across interstate lines unless that person has first registered with the Attorney General of the United States. The Company has registered under the Federal Act and must renew its registration annually. The Federal Act also imposes various record keeping and equipment identification requirements. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties. As of the date of this filing, the Company believes that it is in substantial compliance with these provisions.

         The international jurisdictions in which the Company operates or intends to market its products have similar legislation and regulations governing lottery operations. In addition, restrictions are often imposed on foreign corporations seeking to do business in such jurisdictions. Failure to comply with these provisions could result in contract cancellation or the institution of legal proceedings.

         The Company has employed registered lobbyists and retained paid consultants in certain states. Failure to comply with state regulatory provisions relating to the activities of the Company's advisors could adversely affect the Company's ability to bid successfully upon lottery contracts.

         It remains unclear what telecommunication regulations, if any, relate to the sale of prepaid phone cards or to the dispensing of those cards using vending machines. There appears to be a strong movement towards requiring certification as a reseller in states where entities sell prepaid phone cards. Vermont prohibits the sale of these cards from any venue. In addition, some states subject DCR terminals and machines to use or similar taxes.


EMPLOYEES     As of March 1, 1998, the Company had 140 full-time employees, of whom 18 were in executive or administrative positions, 22 in quality control and production, 7 in research and development, 86 in field service, 6 in the warehouse and 1 in maintenance. In addition, the Company employed 21 people on a part-time basis in its field service department. None of the Company's employees are currently represented by a union, and the Company believes that its relations with its employees are good.


FACILITIES     The Company occupies approximately 28,000 square feet of space in
San Diego, California. The premises include office, manufacturing and warehouse space. The Company currently pays monthly rent of $13,607 for this space. This lease terminates December 31, 1998. The Company believes that its facilities are adequate to meet its anticipated needs through the term of the lease.

ITEM 2.       DESCRIPTION OF PROPERTIES

At March 1, 1998 the Company had the following properties under lease:

Office, manufacturing, R & D and warehouse space in San Diego, California at an annual rent of $135,699 through December 31, 1998.

Warehouse space in San Diego, California on a month-to-month basis at an annual rent of $6,600.

Office, repair depot and warehouse space in Syracuse, New York on a month-to-month basis at an annual rent of $13,200.

Office, repair depot and warehouse space in St. Ann, Missouri at an annual rent of $6,600 through October 1998.

Office, repair depot and warehouse space in Richmond, Virginia on a month-to-month basis at an annual rent of $23,603.

Office, repair depot and warehouse space in Southington, Connecticut at an annual rent of $8,004 through January 1999.

Office, repair depot and warehouse space in Olympia, Washington at an annual rent of $9,600 through June 1999.

Office, repair depot and warehouse space in York Haven, Pennsylvania at an annual rent of $11,940 through April 1998.

ITEM 3.       LEGAL PROCEEDING

         The Company is a party to legal proceedings in the ordinary course of its business, the most significant of which is described below.

         On January 23, 1996, the Company's principal competitor, ILI, filed an action against the Company in the Common Pleas Court of Hamilton County, Ohio. The action arises from an agreement in principle between ILI and the Company which was signed on March 23, 1995. The agreement in principle related to a proposed merger transaction between ILI and the Company. After certain due diligence and negotiations, in July 1995 the parties decided not to proceed with the transaction reflected in the agreement in principle. In the action, ILI contends that, under the agreement in principle, the Company is responsible to pay ILI's reasonable fees and expenses in connection with the proposed merger because the transaction did not proceed due to the Company's actions. In addition, ILI contends that another provision of the agreement in principle obligates the Company to pay a "break-up fee" in the event the Company entered into a "binding commitment to engage in a recapitalization, debt issuance or working capital financing other than in the ordinary course of business within one year of the public announcement of such abandonment or termination [of the proposed merger transaction]." The Company denies these contentions and believes that ILI failed to exercise its best efforts in good faith to negotiate a transaction. In the action, ILI seeks reimbursement of alleged fees and expenses of $240 thousand, payment of a break-up fee in the amount of $989 thousand and reasonable attorney's fees. The Company removed ILI's action to the United States District Court for the Southern District of Ohio on February 26, 1996. On March 4, 1996 the Company filed an answer denying all liability to ILI. The Company also asserted a counterclaim against ILI seeking a declaratory judgment that the break-up fee has not been triggered under the terms of the agreement in principle, seeking to recover the Company's own costs and expenses in connection with the proposed merger agreement as a result of ILI's breach of the agreement in principle and seeking compensatory damages from ILI for unfair competition and tortious interference with business relations. The Company's counterclaim sought compensatory damages in excess of $500 thousand, plus attorney's fees, costs and reimbursement of the merger related expenses. In February 1997 the court rendered judgement on behalf of ILI with regard to certain expenses incurred by it during the merger negotiations in the amount of approximately $238,000. However, upon motion by the Company, the court reconsidered this ruling and reversed its ruling that the Company is legally responsible for fees relating to the Merger. Following the court's ruling, ILI filed another brief requesting the court to reconsider its reversal of the summary judgement on the issue of Merger costs. In March 1998, the court rendered summary judgement on behalf of ILI with regard to the Company's claims of unfair competition and tortuous interference with business relations. The Company believes that no amounts are owed by it to ILI under the agreement in principle. The Company is contesting the lawsuit vigorously and intends to appeal the court's ruling with regard to its claims of unfair competition and tortuous interference with business relations.


ITEM 4.       SUBMISSION OF MATTERS TO A  VOTE OF STOCKHOLDERS

None.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a) The Company's common stock is traded in the over-the-counter market (NASDAQ symbol: ONPT). The following table sets forth the high and low bid prices for the Company's common stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                            Fiscal 1997                       Fiscal 1996
                        High            Low              High             Low

First Quarter           2 1/32          5/8              1 1/4            5/8
Second Quarter          3               1 3/16           1 1/16           5/8
Third Quarter           2 13/16         1 5/8            15/16            15/32
Fourth Quarter          3 1/4           1 5/8            3/4              1/2


         b) The number of stockholders of record of the Company's common stock, par value $.01 per share, as of March 2, 1998, was 287. The approximate number of beneficial shareholders is 2400.

         c) The Company has never paid any cash dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, financial condition and other relevant factors.


         Following are unregistered sales of securities issued by the Registrant during the last three years. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

         In October 1995, Mr. Marshall Geller, former interim President and Chief Executive Officer of the Company, was granted a stock option for 100,000 shares of the Company's Common Stock at $7.45 per share pursuant to his engagement as the interim President and Chief Executive Officer of the Company. The option expires in September 2004 and vested immediately.

         In April 1995, Mr. John Robinson, a former outside Director of the Company, received a warrant to purchase 25,000 shares of the Company's Common Stock at $2.50 per share pursuant to a loan agreement entered into with the Company. The warrant has a five year term and became exercisable in September 1995.

         In June 1995, Mr. Marshall Geller, former interim President and Chief Executive Officer of the Company, and Mr. Arthur Laffer, former outside Director of the Company, received 101,000 and 75,000 shares, respectively, of the Company's Common Stock in consideration of payment of a Company account payable in the amount of $86,691.

         In October 1995, Mr. Robert Burr, former Chairman of the Board and former President and Chief Executive Officer of the Company, was granted a stock option for 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to a consulting agreement entered into with the Company. The option has a three year term and vested on the grant date.

         In January and July 1996, Vanguard Strategies, Inc. received warrants to purchase 450,000 and 250,000 shares, respectively, of the Company's Common Stock at $.60 and $.69, respectively, pursuant to a consulting agreement entered into with the Company. Mr. Sandvick, Chief Executive Officer of the Company, is the President and principal shareholder of Vanguard Strategies, Inc. The warrants have a five year term and warrants to purchase 200,000 shares became exercisable in January 1996 and warrants to purchase 500,000 shares became exercisable in July 1996.

         In August 1996, Metal Masters, Inc. received warrants to purchase 165,000 shares of the Company's Common Stock at $.69 pursuant to a settlement of a legal action. The warrants became exercisable in August 1996 and 100,000 shares have a one year term and 65,000 shares have a two year term.

         In January 1997, Frederick Sandvick, Chief Executive Officer of the Company, received a warrant to purchase 500,000 shares of the Company's Common Stock at $.63 per share pursuant to his personal guaranty and indemnity in connection with a $2,000,000 performance bond. The warrant has a five year term and became exercisable in January 1997.

         In January 1997, Vanguard Strategies, Inc. received a warrant to purchase 250,000 shares of the Company's Common Stock at $.72 per share pursuant to a consulting agreement entered into with the Company. The warrant has a five year term and became exercisable in January 1997.

         In January 1997, S & H Systems, Inc. received a warrant to purchase 4,000 shares of the Company's Common Stock at $1.00 per share pursuant to a consulting agreement entered into with the Company. The warrant has a four year term and became exercisable in January 1997.

         In May 1997, GMB Capital Partners received a warrant to purchase 45,000 shares of the Company's Stock at $2.52 per share in consideration for facilitating financing for the Company. The warrant has a three year term and became exercisable in May 1997.

         In May 1997, Coast Business Credit received a warrant to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to a financing agreement entered into with the Company. The warrant has a three year term and became exercisable in May 1997.

         In May 1997, Capital Structures Corporation and Colliers Iliff Thorn each received a warrant to purchase 25,000 shares of the Company's Common Stock at $1.24 per share pursuant to a commission settlement agreement entered into with the Company. The warrants have a one year term and became exercisable in May 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL The Company's revenues through 1997 have been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals, and (iv) sales of associated parts.

         The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals requires the Company to invest capital or otherwise finance the manufacture of the vending terminals. The Company has obtained the resources necessary to finance its expanding base of leased terminals through the sale of certain leases to a financing company, an equity financing and a debt financing.

1997 COMPARED TO 1996   1997 revenue increased by approximately $5.6 million or
47% over 1996, with approximately $5.2 million of the increase representing volume and $400 thousand representing price increases. The volume increase is due primarily to a greater number of vending terminal sales and sales-type lease arrangements, rather than operating lease arrangements, with one state lottery customer and one DCR customer. In total, the Company installed or shipped approximately 2900 units in 1997 versus approximately 1700 units in 1996, an increase of approximately 1200 units. Operating lease revenue grew by approximately $1.3 million over 1996, reflecting a higher base of installed machines and additional revenue from lease extensions. Service revenue declined by approximately $800 thousand from 1996 due primarily to the loss of a service contract with one DCR customer.

         Cost of revenue, as a percentage of sales, improved by 1 percentage point from 73% in 1996 to 72% in 1997 reflecting the change in product mix between years.

         Operating expenses, as a percentage of sales, declined by 13 percentage points from 31% in 1996 to 18% in 1997. The decline reflects management's continuing efforts to control selling, general and administrative expense levels. Partially offsetting the reduction in selling, general and administrative expense was an increase in research and development costs as a result of increased new product development activities.

         As a result of the above factors, 1997 income from operations of approximately $1.7 million represents an improvement of approximately $2.2 million from the 1996 operating loss of approximately $500 thousand.

         Total other income and expense decreased by $764 thousand with: interest income down $426 thousand due to less amortization of unearned income on sales type leases, interest expense higher by $162 thousand due primarily to increased borrowings associated with the equipment manufacturing costs underlying long-term lease agreements, and "other" costs higher by $176 thousand reflecting losses on asset disposals.

         As a net result of the above described factors, the Company generated $1.57 million of net income in 1997, an increase of $1.44 million from 1996.

LIQUIDITY AND CAPITAL RESOURCES   In 1997 the Company generated approximately
$300 thousand of net cash from operating activities which, when combined with the approximate $2.5 million of net cash provided by financing activities and approximately $200 thousand reduction in cash and cash equivalents, was used for financing activities. In 1996 the Company used $1.3 million of net cash for operating activities, principally for the reduction of accounts payable and accrued expenses. Net cash provided by financing activities for 1996 was $1.3 million, while net cash used by investing activities was $1.5 million. The principal investing activity in 1997 and 1996 was the net payment of costs associated with the equipment underlying long term lease agreements, both sales type and operating, which totaled approximately $2.9 million in 1997 and $2 million in 1996. Working capital of approximately $3.1 million at December 31, 1997 represents an increase of approximately $2.8 million over the approximate $300 thousand at December 31, 1996.

         The Company completed an equity financing and a debt financing during the second quarter of 1997. On April 7, 1997 the Company completed the private placement of $800 thousand of equity Units. The Units consist of one share of Common Stock of the Company per $0.75 of equity investment, one-half Class A Warrants per $1.00 of equity investment and one Class B Warrant per $1.00 of equity investment. Each Class A Warrant will be exercisable to purchase one share of Common Stock at a price of $1.25 per share for a period of one year while each Class B Warrant will be exercisable to purchase one share of Common Stock at a price of $2.00 per share for a period of eighteen months. Net proceeds to the Company from the private placement approximated $673 thousand. On May 5, 1997, the Company entered into a Loan and Security Agreement for a revolving line of credit whereby the Company can borrow up to $3 million. The loan bears interest at prime plus 4%, which is reduced by 1% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1997, the Company had borrowed approximately $2.3 million under this Agreement.

         Management believes the Company has sufficient liquidity, because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $3 million normal course debt financing, to maintain its planned activities in 1998. However, the Company may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions or for contingencies. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for potential other matters which could affect the Company's liquidity.

IMPACT OF INFLATION     Inflation has not had any significant effect on the
Company's operating costs. However, the sales price, lease payment and service fees contained in the Company's agreements with various states are fixed and the Company will be unable to pass along any increases in manufacturing and service costs during the term of these agreements.

SEASONALITY OF BUSINESS     The Company's operations may be affected by the
fiscal year ends of its state lottery customers, which generally occur on June
30. States which have a surplus of funds available prior to year-end may accelerate their purchases of new equipment, while states which experience a shortage of funds available may delay their purchases until the next fiscal year.

YEAR 2000 COMPLIANCE     As is the case with most other companies using
computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company's primary accounting and operational software provider has received year 2000 certification from the Information Technology Association of America. The total cost estimate to upgrade certain computer hardware is not expected to exceed $25 thousand.

ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------





To the Board of Directors and Shareholders of On-Point Technology Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of On-Point Technology Systems, Inc. (formerly Lottery Enterprises, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of On-Point Technology Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






Deloitte & Touche LLP
San Diego, California
March 20, 1998


               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   December 31,
                                                                                            ------------------------
Assets        THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS                                    1997               1996
--------------------------------------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents, including restricted cash of
                       $469 in 1996                                                         $273               $504
                  Accounts receivable, net                                                 1,961              1,334
                  Inventories                                                              2,704              2,457
                  Net investment in sales-type leases                                      1,638              1,752
                  Other current assets                                                        88                618
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       6,664              6,665
--------------------------------------------------------------------------------------------------------------------
Plant, property and equipment, net                                                           582                825
Net investment in sales-type leases                                                        5,364              3,643
Property held for operating leases, net                                                    2,657              2,389
Other assets                                                                                 768                789
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $16,035            $14,311
====================================================================================================================
Liabilities and shareholders' equity
--------------------------------------------------------------------------------------------------------------------
Current liabilities:
                  Current portion of notes payable                                          $277               $971
                  Accounts payable                                                         1,118              2,681
                  Accrued expenses                                                         2,134              2,227
                  Deferred income                                                             -                 518
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  3,529              6,397
--------------------------------------------------------------------------------------------------------------------
Notes payable, net of current portion                                                      2,371                 54
--------------------------------------------------------------------------------------------------------------------
Other liabilities                                                                            757                939
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
                  Preferred stock, no par value, 2,000,000 shares
                      authorized, no shares issued or outstanding                             -                  -
                  Common stock, $0.01 par value, 20,000,000 shares
                     authorized, 9,421,255 shares issued and outstanding                      94                 82
Additional paid-in capital                                                                30,030             29,157
Accumulated deficit                                                                      (20,746)           (22,318)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 9,378              6,921
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                               $16,035            $14,311
====================================================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS













               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                           Years ended December 31,
                                                                                           -------------------------
THOUSANDS OF DOLLARS/SHARES, EXCEPT PER SHARE AMOUNTS                                       1997               1996
--------------------------------------------------------------------------------------------------------------------
Revenues                                                                                 $17,439            $11,868
Cost of revenues                                                                          12,566              8,645
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                                               4,873              3,223
--------------------------------------------------------------------------------------------------------------------
Operating expenses:
                  Selling, general and administrative                                      2,563              3,479
                  Research and development                                                   582                253
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                   3,145              3,732
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                              1,728               (509)
--------------------------------------------------------------------------------------------------------------------
Other income (expenses)
                  Interest income                                                            458                884
                  Interest expense                                                          (418)              (256)
                  Other                                                                     (160)                16
--------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                (120)               644
--------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                                                   1,608                135
--------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                    36                  -
--------------------------------------------------------------------------------------------------------------------
Net income                                                                                $1,572               $135
====================================================================================================================


Earnings per share:
    Basic:
                  Earnings per share                                                       $0.17              $0.02
====================================================================================================================
                  Weighted average shares                                                  9,011              8,187
====================================================================================================================
    Diluted:
                  Earnings per share                                                       $0.15              $0.02
====================================================================================================================
                  Weighted average shares                                                 10,839              8,313
====================================================================================================================
SEE ACCOMPANYING NOTE TO CONSOLIDATED FINANCIAL STATEMENTS








               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                          Years Ended December 31,
                                                                                          ------------------------
THOUSAND OF DOLLARS                                                                          1997            1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
------------------------------------------------------------------------------------------------------------------
          Net income                                                                       $1,572            $135
          Adjustments to reconcile net income to net cash provided
               by (used for) operating activities:
               Depreciation and amortization                                                1,489           1,471
               Non-cash charges, primarily changes in reserves                                (45)           (726)
               Changes in assets and liabilities:
                    Accounts receivable                                                      (627)           (488)
                    Inventories                                                              (247)            163
                    Accounts payable                                                       (1,563)           (425)
                    Accrued expenses                                                         (275)         (1,098)
                    Deferred income                                                          (518)           (229)
                    Other                                                                     551            (150)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                          297          (1,347)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
------------------------------------------------------------------------------------------------------------------
          Purchases of plant, property and equipment                                         (176)            (75)
          Net investment in sales-type leases                                              (1,607)           (834)
          Investment in property held for operating leases                                 (1,305)         (1,157)
          Fixed asset disposals                                                                99             608
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                     (2,995)         (1,458)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
------------------------------------------------------------------------------------------------------------------
          Proceeds from issuance of common stock                                              810               -
          Proceeds from issuance of warrants                                                    -              80
          Proceeds from debt financing                                                        655             767
          Proceeds from sale of leases                                                          -           1,270
          Proceeds from line of credit, net                                                 2,267               -
          Repayment of notes payable                                                       (1,311)           (792)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   2,467           1,325
------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                        (231)         (1,480)
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                              504           1,984
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $273            $504
==================================================================================================================
Supplemental schedule of non-cash transations:
          Warrants issued for services provided                                               $75              $0
==================================================================================================================
Supplemental cash flow information:
          Cash paid during the period for interest                                           $281            $101
==================================================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER' EQUITY





                                                                                          Additional
                                                            Common Stock                     Paid-in       Accumulated
THOUSANDS SHARES/DOLLARS                             Shares             Amount               Capital           Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                             8,187               $82                 $29,077         ($22,453)       $6,706
------------------------------------------------------------------------------------------------------------------------------------
               Warrants issued in compensation
                    for services                     -                     -                      80                 -           80
               Net income                            -                     -                       -               135          135
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                           8,187                82                  29,157           (22,318)       6,921
------------------------------------------------------------------------------------------------------------------------------------
               Warrants issued in compensation
                    for services                     -                     -                      75                 -           75
               Issuance of common stock, net of
                    issuance costs of $116           1,067                11                     673                 -          684
               Exercise of stock warrants              142                 1                     100                 -          101
               Exercise of stock options                25                 -                      25                 -           25
               Net income                                -                 -                       -             1,572        1,572
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                           9,421               $94                 $30,030          ($20,746)      $9,378
====================================================================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION   On-Point Technology Systems, Inc. and subsidiaries,
formerly Lottery Enterprises, Inc. (collectively, the "Company" or "ONPT") designs, manufactures, and services vending terminals for the retail sale and leasing of instant-winner lottery tickets (the "Instant Ticket Retailer" or "ITR(R)") and for the retail sale and leasing of prepaid telephone calling cards (the "Debit Card Retailer" or "DCR(TM)"). The ITR terminals are sold or leased to state and provincial governments in the United States and Canada and to foreign governments and their licensees. DCR terminals are generally sold or leased to commercial customers.

         LIQUIDITY   The Company completed an equity financing and a debt
financing during the second quarter of 1997. On April 7, 1997 the Company completed the private placement of $800 thousand of equity Units. The Units consist of one share of Common stock of the Company per $0.75 of equity investment, one-half Class A Warrant per $1.00 of equity investment and one Class B Warrant per $1.00 of equity investment. Each Class A Warrant will be exercisable to purchase one share of Common Stock at a price of $1.25 per share for a period of one year while each Class B Warrant will be exercisable to purchase one share of Common Stock at a price of $2.00 per share for a period of eighteen months. Net proceeds to the Company from the private placement approximated $673 thousand. On May 5, 1997, the Company entered into a Loan and Security Agreement for a revolving line of credit whereby the Company can borrow up to $3,000,000. The loan bears interest at Prime plus 4% which is reduced by 1% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1997, the Company had borrowed approximately $2.3 million under this Agreement.

         Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $3 million normal course debt financing to maintain its planned activities in 1998. However, the Company may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions or for contingencies. See Note 10 for potential other matters which could affect the Company's liquidity.

         PRINCIPLES OF CONSOLIDATION   The consolidated financial statements
include the accounts of the Company and all majority owned subsidiaries after elimination of all significant inter-company balances and transactions. Investments of 50 percent or less in affiliated companies are accounted for on the equity method.

         ESTIMATES   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS   Cash equivalents consist of highly liquid
investments purchased with original maturities of three months or less and which are readily convertible into cash.

         Included in the Company's cash and cash equivalents balance at December 31, 1996 is approximately $469 thousand of cash collected by the Company under its "Super Agent" DCR programs. The Company acts as trustee over the cash until it is distributed to the venture partners on a monthly basis. The Company has recorded a corresponding payable for these amounts which is included in accounts payable.

         ACCOUNTS RECEIVABLE   Accounts receivable consists of amounts due to
the Company from its normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on collection history. The Company's concentration of credit risk related to accounts receivable balances is limited due to the geographical diversity of customers making up the Company's customer base, thus spreading the credit risk. Bad debt expense was $62 thousand and $83 thousand in 1997 and 1996, respectively.

         Included in accounts receivable are unbilled receivables representing amounts billable in accordance with specific contract terms. Substantially all unbilled receivables at December 31, 1997 are expected to be collected within one year.

         INVENTORIES   Inventories include the cost of material, direct labor,
manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Inventories are stated at the lower of cost, on a first-in, first-out basis or market.

         PROPERTY, PLANT AND EQUIPMENT   Property, plant and equipment are
stated at cost. Depreciation is provided using the straight-line method, over estimated useful lives of 2 to 10 years. Maintenance and repairs are expensed as incurred.

         REVENUE RECOGNITION AND SIGNIFICANT CUSTOMERS    Revenues from terminal
sales are recognized when terminals are shipped or installed in accordance with the terms of specific contracts.

         Revenues from sales-type leases are recognized at the present value of the future minimum payments for terminals, when such terminals are installed. The difference between the total future minimum payments plus the residual value of the equipment and the present value of such amounts is recorded as unearned income and amortized over the term of the lease so as to produce a constant rate of return. Any unearned income is recognized immediately upon the sale of the associated lease receivable.

         The Company also leases products under leases accounted for as operating leases. Terminals under operating leases are recorded net of accumulated depreciation. Income from operating leases is recognized as rentals become receivable according to provisions of the leases.

         Revenues arising from the sale of service and maintenance contracts are recognized ratably over the terms of the individual contracts. Any estimated losses on such contracts are charged to operations when identified.

         The Company's 1997 revenues include ITR sales and service to the state lottery of Virginia, to the state lottery of Illinois, and to a DCR customer, Solutioneering, a telecommunications industry company that markets prepaid phone cards. Revenues from each of these customers individually exceeded 10% of total revenues in 1997 and in total comprised 56% of total revenues in 1997. Amounts receivable from these customers represented 44% of accounts receivable as of December 31, 1997. The Company's 1996 revenues include ITR sales and service to the state lottery of Illinois and to a DCR customer, Fone America. Revenues from each of these customers individually exceeded 10% of total revenues in 1996 and in total comprised 37% of total revenues in 1996. Amounts receivable from these customers represented 13% of accounts receivable as of December 31, 1996.

         One of the Company's principal customers has generated a significant long term lease receivable with the Company and is currently seeking additional capital to expand its business and to finance past and future equipment leases from the Company. Although the Company has received indications that this financing will in all likelihood be completed, there can be no assurance to that effect, and the failure of this customer to raise additional capital could have a material adverse affect on the Company's financial results in 1998.

         RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred.

         INCOME TAXES   Deferred income taxes are recorded to reflect the tax
consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred income tax asset will not be realized, a valuation allowance is recognized.

         PER SHARE INFORMATION   In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" establishing standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123   In October 1995,
the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures for the stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of equity instrument awarded. The Company elected to continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and has disclosed the pro forma effect on net income and earnings per share.

         FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies; however, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts.

         Cash and cash equivalents, accounts receivable, inventories, investment in sales type leases, accounts payable and accrued expenses carrying cost reasonably approximates their fair value because of the short maturities of these investments.

         Other assets are carried at cost or net amortized cost, which, in management's opinion, is less than fair value.

         The Company believes that the carrying amount of its outstanding notes payable at December 31, 1997 and 1996 is a reasonable estimate of their fair value. This was determined based on a review of borrowing rates available to the Company at December 31, 1997 and 1996 for loans with similar terms and average maturities.

         The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write down is recorded to reduce the asset to its estimated fair value.


2.       OTHER FINANCIAL DATA   Following are details concerning certain
balance sheet accounts as of December 31, 1997 and 1996 (in thousands):

                                                  1997               1996
                                              ------------       ------------
     Accounts receivable:
     Trade billed                                   $1,861            $1,238
     Trade unbilled                                    394               292
                                               ------------      ------------
                                                     2,255              1530
     Less allowance for doubtful accounts             (294)             (196)
                                               ------------      ------------
               Total                                $1,961            $1,334
                                               ============      ============

     Inventories:
     Materials                                      $1,844            $1,840
     Work-in-process                                   220               345
     Finished goods                                    640               272
                                               ------------      ------------
               Total                                $2,704            $2,457
                                               ============      ============

     Property, plant and equipment:
     Computers and equipment                        $1,162            $1,405
     Furniture and fixtures                            332               332
     Tooling                                           324               308
     Building and improvements                          37                35
                                               ------------      ------------
                                                     1,855             2,080
     Less accumulated depreciation                  (1,273)           (1,255)
                                               ------------      ------------
               Total                                  $582              $825
                                               ============      ============

     Other assets:
     Patents                                          $677              $677
     Software development costs                        268               268
     Deposits                                          628               720
     Other                                             136                 3
                                               ------------      ------------
                                                     1,709             1,668
     Less accumulated amortization                    (941)             (879)
                                               ------------      ------------
                Total                                 $768              $789
                                               ============      ============

3.       NOTES PAYABLE   Notes payable at December 31, 1997 and 1996 consists
of notes aggregating $2,648 thousand and $1,025 thousand, respectively. The notes bear interest at rates ranging from 0% to 15%. Included in notes payable is a Loan and Security Agreement entered into by the Company on May 5, 1997 for a revolving line of credit whereby the Company can borrow up to $3 million. The loan bears interest at prime plus 4% which is reduced by 1% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1997, the Company had borrowed approximately $2.3 million under this Agreement.

         Future principal payments on notes payable as of December 31, 1997, are as follows (in thousands):

Year ending December 31,

         1998                                $ 277
         1999                                  104
         2000                                2,267
                                           -------
                                           $ 2,648
                                           =======

4.      OTHER LIABILITIES   Other liabilities at December 31, 1997 and 1996
included $757 thousand and $939 thousand, respectively, of various accrued expenses payable at dates beyond December 31, 1998 and 1997, respectively.

5.      OPERATING LEASES   The Company leases certain of its vending
terminals to customers under agreements accounted for as operating leases. The net investment in vending terminals held under operating leases at December 31, 1997 and 1996 consisted of approximately $5.1 million and $3.9 million, respectively, less accumulated depreciation and reserves of approximately $2.4 million and $1.5 million at December 31, 1997 and 1996, respectively.

         Approximate future minimum lease payments receivable by the Company under operating leases as of December 31, 1997, are as follows (in thousands):

Year ending December 31,

         1998                               $2,936
         1999                                1,116
         2000                                  147
                                           -------
                                            $4,199
                                           =======

6.        SALES-TYPE LEASES   The Company leases certain of its vending
terminals under agreements accounted for as sales-type leases. Included in product sales are approximately $5 million and $3 million of revenues related to sales-type leases for the years ended December 31, 1997 and 1996, respectively. These non-cancelable leases expire over the next one to five years.

         The following lists the components of the net investment in sales-type leases as of December 31, 1997 and 1996 (in thousands):

                                                             1997            1996
                                                         ------------    ------------
   Total minimum lease including service payments to
      be received                                             $9,453          $9,358
   Less amounts representing estimated executory
     costs, including profit                                    (830)         (3,537)
                                                         ------------    ------------
   Net minimum lease payments receivable                       8,623           5,821
   Estimated unguaranteed residual value                       1,071           1,839
   Less unearned interest income                              (2,418)         (1,013)
   Less reserves for sales-type leases                          (274)         (1,252)
                                                         ------------    ------------
   Net investment in sales-type leases                        $7,002          $5,395
                                                         ============    ============

         Future minimum lease including service payments due from customers under sales-type leases as of December 31, 1997, are as follows (in thousands):

Year ending December 31,

         1998                             $3,107
         1999                              2,534
         2000                              1,950
         2001                              1,220
         2002                                642
                                         --------
                                          $9,453
                                         ========

         The amortization of unearned income for sales-type leases amounted to approximately $458 thousand and $842 thousand for the years ended December 31, 1997 and 1996, respectively, which is included in interest income.

7. LEASE FINANCING...During 1996 the Company's financing efforts included the sales of leases for which the Company received approximately $1.3 million. The sale of these leases resulted in a losses of $34 thousand in 1996, which is included in the "other" category of other income (expense). The security agreement with MLC Group, Inc. ("MLC"), purchaser of the leases, provides a security interest in collateral relating to the specific state lottery lease contracts for leases sold to MLC.


8. INCOME TAXES Following is a reconciliation of the income tax benefit expected (based on the statutory federal income tax rate) to the actual income tax provision recorded (in thousands):

                                                                          1997              1996
                                                                      ------------      ------------
      Tax benefit (expense) computed at the statutory federal
          rate of 34%                                                       $(547)             $(49)
      State income tax benefit, net of federal income tax effect              (95)              (11)
      Expenses not deductible for income tax
          purposes                                                             (9)              (13)
      Change in valuation allowance for
          deferred income tax assets                                          615                73
                                                                      ------------      ------------
      Provision for income taxes                                             $(36)              $ -
                                                                      ============      ============

         Deferred income tax assets and the related valuation allowance as of December 31, 1997 and 1996, result from the following temporary differences:

                                                                          1997              1996
                                                                      ------------      ------------
      Net operating loss carryforwards                                     $1,638            $2,803
       Inventory and other reserves                                         4,412             2,666
      Valuation allowance                                                  (6,050)           (5,469)
                                                                      ------------      ------------
      Net deferred income tax assets                                          $ -               $ -
                                                                      =============     ============

         Management believes future taxable income of the Company may be adequate to utilize a portion of the Company's net operating loss carryforwards and realize a portion of the related deferred income tax asset. However, due to significant losses for income tax reporting purposes in 1996 as well as the other issues currently being addressed by the Company, management has concluded that a valuation allowance is needed to reduce the carrying value of deferred income tax assets to zero.

         At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4.6 million available to offset future federal taxable income which expire during the years 2011 and 2012.


9.       SHAREHOLDERS' EQUITY

         PREFERRED STOCK   The Company is authorized to issue up to two million
shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.

         STOCK OPTION PLANS   The Company has employee option plans whereby
options to purchase 1,972,500 shares of the Company's common stock may be granted to certain employees, and an option plan for directors under which options for 525,000 shares of the Company's common stock may be issued to directors of the Company.

         The Company has three fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                   1997                                     1996
                           Net               Per Share               Net           Per
                        Earnings         Basic     Diluted        Earnings        Share
                        --------         -----     -------        --------        -----
    As Reported          $1,572          $0.17       $0.15          $135          $0.02
                         ======          =====       =====          ====          =====

    Pro Forma            $1,321          $0.15       $0.12          $100          $0.01
                         ======          =====       =====          ====          =====

         In 1997 the fair value of options granted is estimated as approximately $391 thousand on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; forfeiture rate of 26%; expected volatility of 70%; risk free interest rate of 5.69%; and expected lives of 1.77 years. In 1996 the fair value of options granted is estimated as approximately $168 thousand on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants; dividend yield and forfeiture rate of 0%; expected volatility of 69.93%; risk free interest rate of 5.94%; and expected lives of 2 years.

         In January 1997, three consultants were granted options to purchase a total of 30,000 shares of the Company's common stock at $.90 per share. 25,000 shares vested in 1997 and the remaining 5,000 shares will vest in 1998. In October 1995, pursuant to an agreement, a former officer was granted an option to purchase 50,000 shares of the Company's common stock at $2.00 per share. This option vested on the date of grant. In October 1994, pursuant to an agreement, an officer of the Company was granted an option to purchase 100,000 shares of the Company's common stock at $7.45 per share. This option vested on the date of the grant.

         Information regarding these option plans for 1997 and 1996 follows:

                                                1997                                    1996
                                                     Weighted Average                         Weighted Average
                                         Shares       Exercise Price              Shares       Exercise Price
                                      --------------------------------         ---------------------------------
  Outstanding at January 1             1,171,577          $2.21                   796,585          $7.54
  Granted                                367,080           1.13                   890,000            .80
  Exercised                              (25,000)          1.00                     --               --
  Forfeited                             (233,277)          4.83                  (515,008)          8.03
                                      -----------                              -----------
  Outstanding at December 31           1,280,380           1.63                 1,171,577           2.21
                                      ===========                              ===========


Option price range, December 31             $.80 - $7.54                             $.80 - $7.86
Options available for grant, December 31       1,372,120                                1,475,923

Options granted in 1996 included 870,000 shares issued at $.80 per share to Frederick Sandvick, the Company's Chief Executive Officer and Chairman of the Board of Directors, pursuant to a three year employment agreement.

         The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

            Shares                 Options                 Exercise               Remaining
         Outstanding             Exercisable               Price ($)             Life (Years)
       -----------------         -----------             -----------             ------------
           50,000                  50,000                     2.00                    1
           30,000                  25,000                      .90                    2
           60,000                  20,000                 1.00 - 2.44               2 - 3
          170,380                  31,190                      .90                    3
          100,000                 100,000                     7.54                    7
          870,000                 580,000                      .80                    8

         STOCK WARRANTS   In January 1997, the Chief Executive Officer of the
Company, received a warrant to purchase 500,000 shares of the Company's Common Stock at $.63 per share pursuant to his personal guaranty and indemnity in connection with a $2,000,000 performance bond. The warrant has a five year term and became exercisable in January 1997. In January 1997, Vanguard Strategies, Inc. ("VSI") received a warrant to purchase 250,000 shares of the Company's Common Stock at $.72 per share pursuant to a consulting agreement entered into with the Company. The warrant has a five year term and became exercisable in January 1997. In 1996, solely as compensation and not with respect to any recapitalization, the Company issued warrants to purchase 865,000 shares of the Company's common stock at prices ranging from $.60 - $.69 for terms of one to five years. VSI received 700,000 of these warrants pursuant to an agreement with the Company under which VSI, as exclusive consultant, assisted the Company in negotiating financing arrangements. The Company's Chief Executive Officer and Chairman of the Board of Directors, is the president and principal stockholder of VSI. The Company recognized $80 thousand of compensation expense related to the 1996 VSI warrants.

10.      COMMITMENTS AND CONTINGENCIES

         PURCHASE AND LEASE COMMITMENTS   As of December 31, 1997 and 1996, the
Company had purchase commitments for production materials of approximately zero and $600 thousand, respectively. Purchases against such commitments were approximately $600 thousand in both 1997 and 1996.

         The Company leases facilities under operating leases expiring at various dates through June 1999. Rent expense for such facilities totaled $264 thousand and $199 thousand for the years ended December 31, 1997 and 1996, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 1997 are $161 thousand and $5 thousand for the years ending December 31, 1998 and 1999, respectively.

         CUSTOMER DISPUTE   Since 1994, the Company has sought reimbursement
from the California State Lottery ("CSL") for the supply and installation of out-of-warranty spare parts and related sales tax pursuant to its service contract. The claim is estimated at more than $1.9 million. The California State Lottery has refused to honor the claim and has responded with a claim of $1.7 million in liquidated damages for the Company's alleged delay in responding to service calls in 1994 and 1995. Further, the California State Lottery has withheld payment of more that $300 thousand in outstanding invoices for products and services from the Company. The Company contends that the contracts liquidated damage claim is unenforceable because it is impermissibly punitive, unconscionable and unrelated to any real damages, if any, experienced by the California State Lottery for delayed service call responses. The Company notes that the California State Lottery in September 1995 confirmed that ONPT manufactured good ITR terminals during the three years of the contract and that ONPT had been "responsive to CSL needs and concerns and have provided a good level of service overall." The Company also asserts that the California State Lottery has significantly limited the Company's cash flow since 1994 by failing to recognize its spare parts obligation which now totals an estimated $1.9 million and by withholding other payments due to the Company. The Company is presently examining its legal options and is analyzing how much of its lost revenues and business opportunities as well as its cash flow problems and stock price drop are related to the California State Lottery's actions. The Company is also attempting to negotiate a fair resolution of all claims with the California State Lottery. To date no legal action has been brought by either party and both parties are seeking to resolve this matter amicably. No amounts related to this receivable have been recorded in the accompanying financial statements.

         LEGAL PROCEEDINGS   The Company is a party to legal proceedings in the
ordinary course of its business, the most significant of which is described below.

         On January 23, 1996, the Company's principal competitor, ILI, filed an action against the Company in the Common Pleas Court of Hamilton County, Ohio. The action arises from an agreement in principle between ILI and the Company which was signed on March 23, 1995. The agreement in principle related to a proposed merger transaction between ILI and the Company. After certain due diligence and negotiations, in July 1995 the parties decided not to proceed with the transaction reflected in the agreement in principle. In the action, ILI contends that, under the agreement in principle, the Company is responsible to pay ILI's reasonable fees and expenses in connection with the proposed merger because the transaction did not proceed due to the Company's actions. In addition, ILI contends that another provision of the agreement in principle obligates the Company to pay a "break-up fee" in the event the Company entered into a "binding commitment to engage in a recapitalization, debt issuance or working capital financing other than in the ordinary course of business within one year of the public announcement of such abandonment or termination [of the proposed merger transaction]." In the action, ILI seeks reimbursement of alleged fees and expenses of $240 thousand, payment of a break-up fee in the amount of $989 thousand and reasonable attorney's fees. The Company removed ILI's action to the United States District Court for the Southern District of Ohio on February 26, 1996. On March 4, 1996 the Company filed an answer denying all liability to ILI. The Company also asserted a counterclaim against ILI seeking a declaratory judgment that the break-up fee has not been triggered under the terms of the agreement in principle, seeking to recover the Company's own costs and expenses in connection with the proposed merger agreement and seeking compensatory damages from ILI for unfair competition and tortuous interference with business relations. The Company's counterclaim sought compensatory damages in excess of $500 thousand, plus attorney's fees, costs and reimbursement of the merger related expenses. In February 1997 the court rendered judgement on behalf of ILI with regard to certain expenses incurred by it during the merger negotiations in the amount of approximately $238,000. However, upon motion by the Company, the court reconsidered this ruling and reversed its ruling that the Company is legally responsible for fees relating to the merger. Following the court's ruling, ILI filed another brief requesting the court reconsider its reversal of the summary judgement on the issue of merger costs. In March 1998, the court rendered summary judgment on behalf of ILI with regard to the Company's claims of unfair competition and tortuous interference with business relations. The Company believes that no amounts are owed by it to ILI under the agreement in principle. The Company is contesting the lawsuit vigorously and intends to appeal the court's ruling with regard to its claims of unfair competition and tortuous interference with business relations.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

PART III.

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.          MANAGEMENT RENUMERATION AND TRANSACTIONS

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information required by items 9, 10, 11 and 12 are incorporated by reference from the 1998 Proxy Statement to by filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.



ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A
a)Exhibits:
  ---------

Exhibit Numbers                     Description of Documents
---------------                     ------------------------
  3.1                      Amended and Restated Articles of Incorporation of Registrant (B)
  3.1.1                    Amended and Restated Articles of Incorporation dated March 1, 1993 (D)
  3.1.2                    Certificate of Amendment to Articles of Incorporation dated August 6, 1996 (H)
  3.2                      Restated By-Laws of Registrant (C)
  3.2.1                    Restated By-Laws dated March 1, 1993 and Amendment thereto dated May 27, 1993 (D)
  3.3                      Certificate of corporate status dated August 3, 1993 (D)
  4.1                      Specimen Stock Certificate (C)
  4.2                      Form of Representative's Warrant (C)
 10.1                      Employment Agreement dated July 1, 1991, between Registrant and Robert L.
                                Burr, and the January 11 and April 21, 1993, amendments thereto (A)
 10.2                      Employment Agreement dated July 1, 1991, between Registrant and John F.
                                Winchester, and the April 21, 1993, amendment thereto (A)
 10.3                      ITR Sale and Lease Agreement, dated as of January 12, 1993, between
                                Registrant and the State of Missouri (C)
 10.3.1                    Amendment No.1 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (C)
 10.4                      ITR Sales and Service Agreements dated March 21, 1991 between
                                Registrant and the Commonwealth of Virginia, as amended (C)
 10.5                      ITR Sales Agreement dated August 13, 1992 between Registrant and the
                                California State Lottery, as amended (A)
 10.5.1                    Extension of ITR Sales Agreement between Registrant and the California Lottery (C)
 10.6                      ITR Sale and Lease Agreement, dated as of April 9, 1993, between
                                Registrant and the State of Washington (A)
 10.7                      Form of Indemnification Agreement between Registrant and its officers and directors (C)
 10.8                      1993 Stock Option Plan (A)
 10.8.1                    First Amendment to 1993 Stock Option Plan (C)
 10.9                      Line of Credit Agreement between Registrant and the Bank of America (A)
 10.10                     Technology Transfer Agreement, dated as of April 9, 1993, between
                                Registrant and certain of its shareholders (confidential treatment requested as to certain portions) (B)
 10.11                     Agreement to Purchase and Sale of Assets, dated February 9, 1993, between
                                Registrant, CVS and Michael C. Brown (confidential treatment requested as to certain portions) (B)
 10.12                     Documents relating to purchase of ITR terminals by the Province of Ontario (B)
 10.13                     Stock Option Agreement between Robert L. Burr and the Trust, as amended (C)
 10.14                     Lease with regard to 9190 Activity Road, San Diego, CA premises (D)
 10.15                     1993 Stock Option Plan (D)
 10.16                     1994 Stock Option Plan (E)
 10.17                     1994 Stock Option Plan for Directors (E)
 10.18                     Agreement to acquire 50% of LEI Mexico (E)
 10.19                     Agreement to sell machines to LEI Mexico (E)
 10.20                     John Robinson Note (F)
 10.21                     Employment agreement with Frederick Sandvick (G)
 10.22                     Loan Agreement between Registrant and U.S. Mortgage Bankers Corporation (I)
 10.23                     Employment Agreement with Michael Wright (I)
 10.24                     Loan and Security Agreement between Registrant and Coast Business Credit (J)
 10.25                     Termination of Agreement between Registrant and Vanguard Strategies, Inc. (K)
 24.1                      Power of attorney (reference is made to Page II-5 of the Registration
                                    Statement as originally filed.) (A)

(A) Incorporated by reference to Registrant's Registration Statement on Form S-2 dated April 23,1993 (Registration No. 33-61442)
(B) Incorporated by reference to Registrant's Amendment No. 1 to the Registration Statement on Form S- 2 filed on June 1, 1993.
(C) Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement on Form S- 2 filed on June 21, 1993.
(D) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.
(E) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.
(F) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995.
(G) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996
(H) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996
(I) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996. (J) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(K)  Included herein.


b)REPORTS ON FORM 8-K: The Registrant did not file any reports on Form 8-K during the last quarter for the year for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ON-POINT TECHNOLOGY SYSTEMS, INC.


Dated: March 30, 1998              By: /s/  Frederick Sandvick
                                       ---------------------------------
                                       Frederick Sandvick
                                       Chief Executive Officer and
                                       Chairman of  the Board of Directors


Dated: March 30, 1998              By: /s/  Kenneth Hoitt
                                       ---------------------------------
                                       Kenneth Hoitt
                                       Chief Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.




Dated: March 30, 1998              By: /s/  John H. Olbrich
                                       ---------------------------------
                                       John H. Olbrich, Director


Dated: March 30, 1998              By: /s/  James M. Bouskos
                                       ---------------------------------
                                       James M. Bouskos, Director