Form 10KSB/A
period 1997-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 1998-04-29
CIK 896195

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)
[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                [NO FEE REQUIRED]

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-21738

                        ON-POINT TECHNOLOGY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEVADA                                    33-0423037
        ------------------------                --------------------------------
        (State of incorporation)                (I.R.S. Employer Identification)

         8444 Miralani Drive
         San Diego, California                              92126
------------------------------------------                ----------
(Address of registrant's executive offices)               (Zip Code)

Registrant's telephone number, including area code            (619) 621-5050
                                                         -----------------------

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

The aggregate market value of the registrant's common stock held by nonaffiliates of the Registrant is $3,424,000 as of April 3, 1998.

The number of shares outstanding of the Registrant's common stock is 9,855,241 as of April 3, 1998.

Amendment No. 1 to the December 31, 1997 Form 10-KSB includes Part III items 9 through 12 not previously submitted as well as a revised statement of Cash Flows, correcting three sub-total numbers, and a revised data sheet correcting previously submitted receivable and fixed asset numbers.


               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Years Ended December 31,
                                                                                         ------------------------
THOUSAND OF DOLLARS                                                                          1997            1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
------------------------------------------------------------------------------------------------------------------
          Net income                                                                       $1,572            $135
          Adjustments to reconcile net income to net cash provided
               by (used for) operating activities:
               Depreciation and amortization                                                1,489           1,471
               Non-cash charges, primarily changes in reserves                                (45)           (726)
               Changes in assets and liabilities:
                    Accounts receivable                                                      (627)           (488)
                    Inventories                                                              (247)            163
                    Accounts payable                                                       (1,563)           (425)
                    Accrued expenses                                                         (275)         (1,098)
                    Deferred income                                                          (518)           (229)
                    Other                                                                     551            (150)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                          337          (1,347)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
------------------------------------------------------------------------------------------------------------------
          Purchases of plant, property and equipment                                         (176)            (75)
          Net investment in sales-type leases                                              (1,607)           (834)
          Investment in property held for operating leases                                 (1,305)         (1,157)
          Fixed asset disposals                                                                99             608
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                     (2,989)         (1,458)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
------------------------------------------------------------------------------------------------------------------
          Proceeds from issuance of common stock                                              810               -
          Proceeds from issuance of warrants                                                    -              80
          Proceeds from debt financing                                                        655             767
          Proceeds from sale of leases                                                          -           1,270
          Proceeds from line of credit, net                                                 2,267               -
          Repayment of notes payable                                                       (1,311)           (792)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   2,421           1,325
------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                        (231)         (1,480)
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                              504           1,984
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $273            $504
------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash transactions:
          Warrants issued for services provided                                               $75              $0
------------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
          Cash paid during the period for interest                                           $281            $101
==================================================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS


         The names, ages and positions of the directors (1), executive officers and key employees of the Company are as follows:


Name                                            Age             Position
----                                            ---             --------
Frederick Sandvick (2)                           40             Chief Executive Officer and Chairman of the Board
John H. Olbrich (3) (4)                          35             Director
James M. Bouskos(3)(4)                           49             Director
Kenneth Hoitt (5)                                50             Chief Financial Officer, Secretary and Treasurer
Brian J. Roberts                                 50             Senior Vice President
-----------------------

(1) Each director of the Company holds office until the next annual meeting of shareholders and until a successor has been elected and qualified, or until his earlier resignation or removal.
(2) Mr. Sandvick was appointed Chief Executive Officer and Chairman of the Board of the Company on January 9, 1996.
(3)   Audit Committee Member.
(4)   Compensation Committee Member.
(5)   Hired as Chief Financial Officer on February 15, 1996.


         FREDERICK SANDVICK has been the Chief Executive Officer and Chairman of the Board of the Company since January 1996. Mr. Sandvick is President and the principal stockholder of Vanguard Strategies, Inc., a privately held strategic planning company he founded in 1995. From 1990 to 1995, Mr. Sandvick was Executive Vice President and Chief Financial Officer of Jackpot Enterprises, Inc., a company listed on the NYSE and engaged in the gaming/entertainment industry.

         JOHN H. OLBRICH has been the owner and President of U.S. Mortgage Bankers Corporation, a residential mortgage brokerage firm, since 1991. Mr. Olbrich has been in the real estate mortgage business for approximately 12 years. Mr. Olbrich was appointed to the Board in June 1996. Mr. Olbrich is Mr. Sandvick's half brother. See "Certain Relationships and Related Transactions", herein.

         JAMES M. BOUSKOS has been an owner and Vice President of Continental Markets, Inc., an investment company, since 1973. Since 1996, he has also been an owner of Weigh Nutritional Technologies, a manufacturer of milk substitute products.

         KENNETH HOITT has been Chief Financial Officer of the Company since February 1996. From 1992 to February 1996 Mr. Hoitt was the owner of Planning Strategies, a privately-held consulting firm which provided business planning services. From 1988 to 1992, Mr. Hoitt was Chief Financial Officer, Treasurer and Corporate Secretary for International Lottery and Totalizator Systems, Inc., a manufacturer of computer - based ticket processing systems.

         BRIAN J. ROBERTS has been the Company's Senior Vice President since July 1996. From December 1994 to July 1996, Mr. Roberts was the Company's Director of Marketing and Business Development. From 1984 to 1994, Mr. Roberts was a Vice President of International Lottery and Totalizator Systems, Inc., a manufacturer of computer-based ticket processing systems.



ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION

         The following information relates to compensation of the Company's Chief Executive Officer for the Company's fiscal years ended December 31, 1997, 1996 and 1995. No other executive officer of the Company received total annual salary and bonuses in excess of $100,000 during those fiscal years.

         The Compensation Committee did not have a substantial role in setting compensation in 1997 and 1996 because the Chief Executive Officer was engaged pursuant to an employment agreement which fixed compensation. The role of the Compensation Committee and its policies will continue to increase as employment agreements expire and compensation packages are negotiated with key executives.

                           SUMMARY COMPENSATION TABLE


               Annual Compensation                                 Long-Term Compensation Awards
               -------------------                                 -----------------------------

                                                                                            Securities    Long-Term
                                                                                Restricted  Underlying    Incentive     All Other
                                                          Other Annual          Stock       Options/      Plan          Compensation
Name and Principal Position    Year  Salary($)  Bonus($)  Compensation($)(1)    Awards ($)  SARs (#)      Payouts ($)   ($)(2)(3)


Frederick Sandvick             1997  177,091    0          7,243                 0          0                0            0
                               1996  156,129    0          0                     0          2,030,000(2)     0            0

--------------------

(1)      Reflects a car allowance to cover automobile expenses.
(2) Includes 870,000 options which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).


EMPLOYMENT AGREEMENTS

         Mr. Sandvick serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to a three year employment agreement commencing on January 9, 1996. The agreement has been extended for two additional years and will terminate unless further extended or sooner terminated, on December 31, 2000. The term of the agreement is automatically extended annually for an additional year unless notice is given by either party that such party does not wish to extend the agreement term. The agreement provides for an annual base salary of $180,000 through June 30, 1996 with $30,000 annual increases thereafter. The agreement provides for an increase in the annual base salary, to at least $300,000 per year if the Company's pre tax income as defined, for any calendar year equals or exceeds $2 million. Mr. Sandvick is entitled to an annual bonus equal to 5% of the first $10 million of the Company's pre tax income and 7% of the Company's pre tax income in excess of $10 million. Pursuant to the agreement, on the commencement of employment Mr. Sandvick was granted a ten-year option to acquire 870,000 shares of the Company's common stock at a price of $.80 per share, such price representing the greater of (1) the closing price on the date of stock holder approval of the First Amendment to the Company's 1994 Stock Option Plan or (2) the average of the closing sales price for the 20 trading days preceding the effective date of the agreement. One-third of the shares subject to the option award became exercisable on January 9, 1996 and one-third of the shares became exercisable over the next two years in equal annual increments. Mr. Sandvick is also entitled to participate in other employee benefit plans and the Company is obligated to reimburse Mr. Sandvick for, or pay directly, the costs of a personal plan of disability providing for $15,000 per month disability benefits.

         The employment agreement with Mr. Sandvick also provides for severance upon termination by the Company without cause or termination by Mr. Sandvick for "good reason" in the amount equal to the base salary Mr. Sandvick would have earned during the 36 month period commencing on the date of termination plus three times Mr. Sandvick's average annual bonus received over the prior three fiscal years. Mr. Sandvick would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36 month period. Further, all shares underlying outstanding stock options granted to Mr. Sandvick would become fully exercisable for a period of 18 months after termination. Mr. Sandvick shall have "good reason" to terminate his employment if, among other events, (i) the Company fails to comply with any material provision of the employment agreement; (ii) the Company gives Mr. Sandvick notice of nonrenewal; or (iii) for any reason within one year following the occurrence of a change in control, as defined. Change in control occurs if
(i) any person, excluding existing relationships, becomes the beneficial owner of securities representing 20% or more of the combined voting power of the Company's then outstanding voting securities; (ii) a change occurs in the majority of the Board of Directors; (iii) the stockholders approve a merger in which at least 51% of the Company's combined voting power is given to a new entity not in the Company's control or the effect of such merger is that any person acquires 20% or more of the combined voting power of the Company. On January 27, 1997, the Company hired Michael Wright to serve as the Company's President. Mr. Wright served as President from January 27 to December 25, 1997 during which time Mr. Sandvick's annual salary was reduced by $84,000.

OPTION GRANTS IN FISCAL 1997

         There were no option/SAR Grants in the last fiscal year.


OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES


         The following table presents certain information regarding stock option exercises during fiscal 1997.




                             SHARES                          NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                          ACQUIRED ON         VALUE                    UNEXERCISED                          IN-THE-MONEY
         NAME             EXERCISE (#)     REALIZED($)          OPTIONS/SARS AT FY-END (#)            OPTIONS/SARS AT FY-END($)
         ----             ------------     -----------          --------------------------            -------------------------
                                                            EXERCISABLE          UNEXERCISABLE    EXERCISABLE           UNEXERCISED
-----------------------------------------------------------------------------------------------------------------------------------

Frederick Sandvick             0                0           2,030,000(1)         290,000          3,166,000             420,500

---------------

(1) Includes 870,000 options which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).


COMPENSATION OF DIRECTORS

         During 1997 and 1996 each outside director was automatically granted 10,000 shares of the Company's common stock pursuant to the July 26, 1996 Amendment to the 1994 Stock Option Plan for Directors which provided a formula for granting options to outside directors. In addition, each outside director, other than Mr. John Robinson, received an additional grant of 10,000 shares of the Company's common stock in lieu of cash compensation for serving as a director pursuant to the August 28, 1997 Amendment to the 1994 Stock Option Plan for Directors which modifies the formula for granting option to outside directors by providing for the grant of options in lieu of cash compensation for serving as director. Mr. Robinson was paid $2,500 in March 1998 for services as a Director during the period July 26, 1996 through August 27 1997 pursuant to the compensation arrangement in effect during this service period.


1993 STOCK OPTION PLAN

         On March 1, 1993, ONPT adopted the 1993 Stock Option Plan (the "Plan") under which 472,500 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of ONPT. Option issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of ONPT at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more that 10% of ONPT's voting securities unless the exercise price is a least 110% of the fair market value of the underlying common stock and the option expires on before five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock which underlie outstanding options are increased proportionately in the event of a stock split or dividend. As of December 31, 1997, 195,380 options have been granted under this Plan.

1994 STOCK OPTION PLAN

         On April 21, 1994, ONPT adopted the 1994 Stock Option Plan (the "Plan") under which 525,000 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of ONPT. On January 8, 1996 the plan was amended to increase the shares available for issuance to 1,500,000. Such amendment was approved by the stockholders on July 26, 1996. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of ONPT at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more than 10% of ONPT's voting securities unless the exercise price is at least 110% of the fair market value of the underlying common stock and the option expires on or before five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock which underlie outstanding options are increased proportionately in the event of a stock split or dividend. As of December 31, 1997, 870,000 options have been granted under this plan.

1994 STOCK OPTION PLAN FOR DIRECTORS

         On April 21, 1994, ONPT adopted the 1994 Stock Option Plan for Directors (the "Directors' Plan") under which 525,000 shares of common stock may be issued to Directors of ONPT. Options issued under the Directors' Plan are non-qualified stock options. The Board of Directors, excluding outside Directors who are eligible for the Directors' Plan, subject to the provisions of the Directors' Plan, has authority to determine the outside Directors to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Directors' Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. The Directors' Plan contains an anti-dilution provision whereby the shares of common stock which underlie outstanding options are increased proportionately in the event of a stock split or dividend. As of December 31, 1997, 60,000 options have been granted under this plan.


BONUS POLICY

         While the Company has no established policy to award cash or stock bonuses to its officers, it may elect to pay bonuses in the future to reward the performance of its employees and management. The Company awarded cash bonuses of approximately $14 thousand in 1997. No cash bonuses were awarded in 1996

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth, as of April 3, 1997, the shares of ONPT's Capital Stock beneficially owned by each 5% beneficial owner, by each director or nominee, by each named executive officer individually, and by all directors and executive officers as a group:


                                              NUMBER OF
NAME AND ADDRESS OF                             SHARES
BENEFICIAL OWNER                             BENEFICIALLY              PERCENTAGE OF CLASS
----------------                               OWNED(1)                -------------------
                                               --------
Robert and Catherine Burr(2)                   834,662                        6.73
5168 Renaissance Dr.
San Diego, CA  92122

Frederick Sandvick(3)                         2,320,000                      18.70
3229 E. Flamingo #202
Las Vegas, NV 89126

John H. Olbrich(4)                             181,667                        1.46
3256 Loma Vista Dr.
Jamul, CA 91935

James M. Bouskos (5)                           10,000                         .08
2710 Luna Avenue
San Diego, CA.  92117

All directors and executive                   2,698,673                      21.75
officers as a group (5 persons)

--------------------

(1) Unless otherwise indicated, all shares are owned beneficially and of record.
(2) Of the shares of common stock reflected in the table above, 7,984 are registered in Mr. Burr's name, and 35,556 are held as community property by Mr. and Mrs. Burr. Includes 741,122 shares held by The Burr Family Trust. Mr. and Mrs. Burr, as trustees of the trust, exercise sole voting and investment control over these 741,122 shares of common stock. Includes 50,000 options to purchase common stock held by Mr.. Burr.
(3) Includes 870,000 options which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).
(4) Of the shares of common stock reflected in the table above, 76,667 are registered in Mr. Olbrich's name. Includes 75,000 warrants and 30,000 options.
(5)      Includes 10,000 options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1995, Mr. Robinson, who was then an outside Director of the Company, loaned ONPT $250,000 at an interest rate of 10% per annum and secured by a certain lease agreement and related equipment. The remaining principal and interest on this loan totaling $118,745 was paid to Mr. Robinson in May 1997. Mr. Robinson received a warrant to purchase 25 thousand shares of the Company's common stock at $2.50 per share as additional consideration for the loan.

         On January 8, 1996, the Company entered into an agreement with Vanguard Strategies, Inc. ("VSI"), a private strategic planning company, in which VSI would assist the Company as its exclusive consultant for at least 120 days in negotiating debt and equity financing and in developing the Company's strategic plans. Mr. Sandvick is the president and principal stockholder of VSI. In January 1996 VSI assisted the Company in obtaining a $450,000 loan from U.S. Mortgage Bankers Corp. ("USMBC"). The president of USMBC is Mr. Sandvick's half brother. As compensation for these services, VSI was granted warrants, subject to the Company receiving financing of at least $1.5 million, to purchase up to 450,000 shares of common stock of the Company at a price of $.60 per share exercisable for five years. In July 1996, VSI was granted an additional warrant to purchase 250,000 shares of the Company's common stock at a price of $.69 pursuant to the extension of the USMBC promissory note under this agreement. In January 1997, VSI was granted an additional warrant to purchase 250,000 shares of the Company's common stock at a price of $.72 pursuant to the extension of the USMBC promissory note under this agreement.

         In connection with the engagement of VSI (an unaffiliated third party prior to entering into the agreement) to raise capital for the Company and pursue other business restructuring alternatives and the continuing arrangements with Mr. Burr, VSI and Mr. Burr were provided an option to purchase 80% (40% each) of a subsidiary to be formed to carry on the Company's international operations. The option was provided to VSI and Mr. Burr as an incentive for them to aggressively pursue international sales. However, on March 19, 1998 the Company and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement, VSI and Mr. Burr were each granted options to purchase 50,000 shares of the Company's common stock at $2.88 per share, the closing market price of the Company's common stock on such date. The options expire on December 31, 2002 and vest at the earlier on June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ON-POINT TECHNOLOGY SYSTEMS, INC.


Dated: April 29, 1998              By: /s/  Frederick Sandvick
                                       ---------------------------------
                                       Frederick Sandvick
                                       Chief Executive Officer and
                                       Chairman of  the Board of Directors


Dated: April 29, 1998              By: /s/  Kenneth Hoitt
                                       ---------------------------------
                                       Kenneth Hoitt
                                       Chief Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.




Dated: April 29, 1998              By: /s/  John H. Olbrich
                                       ---------------------------------
                                       John H. Olbrich, Director


Dated: April 29, 1998              By: /s/  James M. Bouskos
                                       ---------------------------------
                                       James M. Bouskos, Director