Form 10QSB
period 1998-03-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 1998-05-14
CIK 896195

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

                  _ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21738

                        ON-POINT TECHNOLOGY SYSTEMS, INC.
                 (Name of small business issuer in its charter)


          Nevada                                          33-0423037
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

               8444 MIRALANI DR., SAN DIEGO, CALIFORNIA 92126-4349 (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (619) 621-5050


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No_


As of April 20, 1998, 9,855,241 shares of Common Stock ($.01 par value) were outstanding.

INDEX


Part I.  Financial Information

          Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
               March 31, 1998 (Unaudited) and December 31, 1997               3

               Condensed Consolidated Statements of Operations (Unaudited)
               Three months ended March 31, 1998 and 1997                     4

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               Three months ended March 31, 1998 and 1997                     5

               Notes to Condensed Consolidated Financial Statements           6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        6

Part II.  Other Information                                                   8

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  March 31,     December 31,
                                                                  (Unaudited)
--------------------------------------------------------------------------------------------
Assets     Thousands of Dollars, except share amounts                  1998             1997
--------------------------------------------------------------------------------------------
Current assets:
         Cash and cash equivalents                                       $8             $273
         Accounts receivable, net                                     2,558            1,961
         Inventories                                                  2,304            2,704
         Net investment in sales-type leases                          1,894            1,638
         Other current assets                                           132               88
--------------------------------------------------------------------------------------------
Total current assets                                                  6,896            6,664
--------------------------------------------------------------------------------------------
Plant, property and equipment, net                                      596              582
Net investment in sales-type leases                                   5,832            5,364
Property held for operating leases, net                               2,405            2,657
Other assets                                                            346              768
--------------------------------------------------------------------------------------------
Total assets                                                        $16,075          $16,035
============================================================================================
Liabilities and shareholders' equity
--------------------------------------------------------------------------------------------
Current liabilities:
         Current portion of notes payable                              $207             $277
         Accounts payable                                             1,005            1,118
         Accrued expenses                                             1,948            2,134
--------------------------------------------------------------------------------------------
Total current liabilities                                             3,160            3,529
--------------------------------------------------------------------------------------------
Notes payable, net of current portion                                 1,638            2,371
--------------------------------------------------------------------------------------------
Other liabilities                                                       832              757
--------------------------------------------------------------------------------------------
Shareholders' equity:
         Preferred stock, no par value, 2,000,000 shares
              authorized, no shares issued or outstanding                 -                -
         Common stock, $.01 par value, 20,000,000 shares
              authorized, 9,787,741 shares issued and outstanding        98               94
Additional paid-in capital                                           30,540           30,030
Accumulated deficit                                                 (20,193)         (20,746)
--------------------------------------------------------------------------------------------
Total shareholders' equity                                           10,445            9,378
--------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                          $16,075          $16,035
============================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                                Three months ended March 31,
                                                                ----------------------------
Thousands of dollars/shares, except per share amounts                  1998             1997
--------------------------------------------------------------------------------------------
Revenues                                                             $4,278           $3,300
Cost of revenues                                                      2,974            2,349
--------------------------------------------------------------------------------------------
Gross profit                                                          1,304              951
--------------------------------------------------------------------------------------------
Operating expenses:
         Selling, general and administrative                            670              591
         Research and development                                       189              114
--------------------------------------------------------------------------------------------
Total operating expenses                                                859              705
--------------------------------------------------------------------------------------------
Income from operations                                                  445              246
--------------------------------------------------------------------------------------------
Other income (expenses)
         Interest income                                                258               57
         Interest expense                                              (148)             (27)
         Other                                                           (2)             (32)
--------------------------------------------------------------------------------------------
Total other income (expense)                                            108               (2)
--------------------------------------------------------------------------------------------
Net income                                                             $553             $244
============================================================================================
Earnings per share:
    Basic:
         Earnings per share                                           $0.06            $0.03
============================================================================================
         Weighted average shares                                      9,475            8,187
============================================================================================
    Diluted:
         Earnings per share                                           $0.05            $0.03
============================================================================================
         Weighted average shares                                     11,816            9,138
============================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




               On-Point Technology Systems, Inc. and Subsidiaries
                Condensed consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                Three months ended March 31,
Thousand of dollars                                                    1998             1997
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
--------------------------------------------------------------------------------------------
    Net income                                                         $553             $244
    Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
       Depreciation and amortization                                    329              383
       Non-cash charges, primarily changes in reserves                  (17)             (53)
       Changes in assets and liabilities:
           Accounts receivable                                         (597)              78
           Inventories                                                  400              (75)
           Accounts payable                                            (113)            (869)
           Accrued expenses                                            (111)              46
           Deferred income                                                -             (316)
           Other                                                        378               95
--------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                    822             (467)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
--------------------------------------------------------------------------------------------
    Purchases of plant, property and equipment                          (82)             (41)
    Net investment in sales-type leases                                (724)            (430)
    Investment in property held for operating leases                     (1)             (96)
    Fixed asset disposals                                                 9               27
--------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (798)            (540)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
--------------------------------------------------------------------------------------------
    Proceeds from equity related transactions                           514                -
    Proceeds from debt financing                                          -              627
    Proceeds from line of credit, net                                  (689)               -
    Repayment of notes payable                                         (114)             (87)
--------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                   (289)             540
--------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                  (265)           (467)
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                        273              504
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $8              $37
============================================================================================
Supplemental cash flow information:
    Cash paid during the period for interest                            $78              $23
============================================================================================
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------
                         NOTES TO CONDENSED CONSOLIDATED
                         -------------------------------
                              FINANCIAL STATEMENTS
                              --------------------

                                (Unaudited)



1.     BASIS OF PRESENTATION   The accounting and reporting policies of On-Point
Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements for the three months ended March 31, 1998 and 1997 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

2.     CONTINGENCIES   Reference is made to the customer dispute and legal
proceedings sections of the Note 10 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. No material developments occurred during the Company's quarter ended March 31, 1998 with respect to such matters other than as previously disclosed.

3.     PER SHARE INFORMATION     In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" establishing standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.

4.     SHAREHOLDERS' EQUITY     The $1,067,000 increase in shareholders' equity
from $9,378,000 at December 31, 1997 to $10,445,000 at March 31, 1998 was
comprised of $553,000 of net income and $514,000 of exercised stock warrants.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            GENERAL      The Company's revenues through March 31, 1998 have
been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals, and (iv) sales of associated parts.

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

            RESULTS OF OPERATIONS   Revenues for the three months ended March
31, 1998 increased by $978 thousand or 30% from the prior year and were comprised of $852 thousand of volume and $126 thousand of pricing. The increase in revenue was primarily due to greater vending terminal sales and sales-type lease arrangements, rather than operating lease arrangements, with three lottery customers. In total, the Company installed or shipped approximately 470 units in the first quarter of 1998 versus approximately 500 units in the first quarter of 1997.

            Cost of revenues, as a percentage of sales, declined from 71% in 1997 to 70% in 1998 reflecting the change in product mix between years.

            Operating expenses, which includes selling, general and administrative costs and research and development costs, increased by $154 thousand in 1998, or 22%. Selling, general and administrative costs increased by $79 thousand as a result of increased marketing efforts and bad debt expense. Research and development costs increased by $75 thousand as a result of increased new product development activities. As a percentage to sales, operating expenses declined from 21% in 1997 to 20% in 1998.

            As a result of the above factors, the 1998 first quarter generated income from operations of $445 thousand, which represents an improvement of $199 thousand from the 1997 first quarter operating profit of $246 thousand.

            Total other income and expense improved by $110 thousand from the prior year primarily reflecting higher amortization of unearned income on sales-type leases partially offset by higher interest cost reflecting increased borrowing.

            The net income for the three months ended March 31, 1998 of $553 thousand represents a $309 thousand improvement from the 1997 first quarter net profit of $244 thousand.

            LIQUIDITY AND CAPITAL RESOURCES     During the three months ended
March 31, 1998, the Company used the $822 thousand of net cash provided by operating activities principally for investing activities. The principal investing activity was the net payment of costs associated with the equipment underlying long-term lease agreements, both sales-type and operating, which totaled $798 thousand in 1998 versus $540 thousand in 1997. Additionally, in the first quarter of 1998 debt was reduced by $803 thousand. As a net result of the above cash activities, cash and cash equivalents declined by $265 thousand in the quarter ended March 31, 1998 while working capital increased by $601 thousand to over $3.7 million at March 31, 1998.

            Management believes the Company has sufficient liquidity, because of its existing stream of contractual lease payments, its current working capital, its available borrowings under its $3 million normal course debt financing, and the April 1998 commitment from its financial lender to increase its credit facility by $2 million, to maintain its planned activities in 1998. However, the Company may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions or for contingencies. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for potential other matters which could affect the Company's liquidity.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Reference is made to Item 3 in the Registrant's Form 10-KSB for the year ended December 31, 1997 for a description of its legal proceedings. No material developments occurred during the Registrants' quarter ended March 31, 1998 other than as previously disclosed.

ITEM 2.     CHANGES IN SECURITIES
            (a)   None
            (b)   None
            (c)   Sales of Unregistered Securities

                  These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

                  In January 1998, Vanguard Strategies, Inc. and Mr. Robert L. Burr, former Chairman of the Board and former President and Chief Executive Officer were each granted stock options for 50,000 shares of the Company's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in the Company's international operations. The options expire on December 31, 2002 and vest on the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)       Exhibits
            None

            (b)      Reports on Form 8-K
            None

                                      SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                      ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  May 5, 1998                    /s/ Kenneth Hoitt
                                      ------------------------------
                                      As Chief Financial Officer on behalf
                                      of Registrant and as Registrant's
                                      Principal Financial & Accounting Officer