Form 10QSB
period 1998-06-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 1998-08-11
CIK 896195

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

As of July 10, 1998, 9,962,741 shares of Common Stock ($.01 par value) were outstanding.
-------------------------------------------------------------------------------

                                      INDEX


Part I.     Financial Information                                        Page
                                                                         ----
     Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1998 (Unaudited) and
          December 31, 1997                                                 3

          Condensed Consolidated Statements
          of Operations (Unaudited)
          Three Months and Six Months Ended
          June 30, 1998 and 1997                                            4

          Condensed Consolidated Statements
          of Cash Flows (Unaudited)
          Six Months Ended June 30, 1998 and 1997                           5

          Notes to Condensed Consolidated Financial Statements              6

     Item 2.     Management's Discussion and Analysis
          of Financial Condition and Results of Operations                  7

Part II.     Other Information                                              8

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                      June 30,
                                                   (Unaudited)  December 31,
Assets     Thousands of dollars, except share amounts     1998          1997
----------------------------------------------------------------------------



Current assets:
                  Cash and cash equivalents               $269          $273
                  Accounts receivable, net               5,148         1,961
                  Inventories                            2,245         2,704
                  Net investment in sales-type leases    2,103         1,638
                  Other current assets                     134            88
----------------------------------------------------------------------------
Total current assets                                     9,899         6,664
----------------------------------------------------------------------------
Plant, property and equipment, net                         531           582
Net investment in sales-type leases                      5,927         5,364
Property held for operating leases, net                  2,256         2,657
Other assets                                               394           768
----------------------------------------------------------------------------
Total assets                                           $19,007        16,035
============================================================================
Liabilities and shareholders' equity
----------------------------------------------------------------------------
Current liabilities:
                  Current portion of long term debt       $181          $277
                  Accounts payable                         893         1,118
                  Accrued expenses                       3,136         2,134
----------------------------------------------------------------------------
Total current liabilities                                4,210         3,529
----------------------------------------------------------------------------
Long-term debt                                           2,635         2,371
----------------------------------------------------------------------------
Other liabilities                                          899           757
----------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, no par value, 2,000,000 shares
      authorized, no shares issued or outstanding          -               -
   Common stock, $.01 par value, 20,000,000 shares
      authorized, 9,962,741 and 9,421,255 shares issued and outstanding,
 respectively                                              100            94
Additional paid-in capital                              30,813        30,030
Accumulated deficit                                   (19,650)      (20,746)
----------------------------------------------------------------------------
Total shareholders' equity                              11,263         9,378
----------------------------------------------------------------------------
Total liabilities and shareholder's equity             $19,007       $16,035
============================================================================
See accompanying notes to consolidated financial statements


               On-Point Technology Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                    Three months ended June 30   Six months ended June 30,
Thousands of dollars/shares, except per share amounts       1998     1997       1998     1997
----------------------------------------------------------------------------------------------------------
Revenues                                                  $4,144   $3,256       $8,422   $6,556
Cost of revenues                                           2,651    2,410        5,625    4,759
----------------------------------------------------------------------------------------------------------
Gross profit                                               1,493      846        2,797    1,797
----------------------------------------------------------------------------------------------------------
Operating expenses:
                  Selling, general and administrative        633      518        1,303    1,109
                  Research and development                   455       60          644      174
----------------------------------------------------------------------------------------------------------
Total operating expenses                                   1,088      578        1,947    1,283
----------------------------------------------------------------------------------------------------------
Income from operations                                       405      268          850      514
----------------------------------------------------------------------------------------------------------
Other income (expenses):
                  Interest income                            231       82          489      139
                  Interest expense                         (146)     (60)         (294)     (87)
                  Other                                       53     (10)           51      (42)
Total other income                                           138       12          246       10
Net income                                                  $543     $280       $1,096     $524
===========================================================================================================
Earnings per share:
     Basic:
                  Earnings per share                       $0.05    $0.03        $0.11    $0.06
===========================================================================================================
                  Weighted average shares                  9,917    9,183        9,695    8,685
===========================================================================================================
     Diluted:
                  Earnings per share                       $0.05    $0.03        $0.09    $0.05
===========================================================================================================
                  Weighted average shares                 11,903   11,108       11,862   10,194
===========================================================================================================




               On-Point Technology Systems, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                      Six months ended June 30,
Thousand of dollars                                          1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                        $1,096          $524
         Adjustments to reconcile net income to net cash provided
          by (used for) operating activities:
          Depreciation and amortization                       653           734
          Non-cash charges, primarily changes in reserves      68          (73)
          Changes in assets and liabilities:
             Accounts receivable                           (3,221)      (1,096)
             Inventories                                      418         (430)
             Accounts payable                                (225)      (1,941)
             Accrued expenses                               1,070           637
             Deferred income                                    -         (449)
             Other                                            312           490
-------------------------------------------------------------------------------
Net cash provided by (used for)  operating activities         171       (1,604)
-------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment          (140)         (65)
         Net investment in sales-type leases               (1,019)        (730)
         Investment in property held for operating leases     (24)        (290)
         Fixed asset disposals                                 38            46
-------------------------------------------------------------------------------
Net cash used for investing activities                     (1,145)      (1,039)
-------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from equity related transactions             789          718
         Proceeds from debt financing                            -        2,500
         Proceeds from line of credit, net                     351            -
         Repayment of notes payable                           (170)     (1,023)
-------------------------------------------------------------------------------
Net cash provided by financing activities                      970        2,195
-------------------------------------------------------------------------------
Decrease in cash and cash equivalents                           (4)       (448)
-------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period               273          504
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $269          $56
===============================================================================
Supplemental cash flow information:
         Cash paid during the period for interest             $151         $101
===============================================================================
See accompanying notes to consolidated financial statements



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



1.     BASIS OF PRESENTATION   The accounting and reporting policies of On-Point
Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31, 1997 (the "1997 Form 10-KSB"). The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

2. PROVISION FOR INCOME TAXES No provisions for federal or state income taxes has been made for the three and six month periods ended June 30, 1998. At December 31, 1997, the Company had net operating loss carry forwards of approximately $4.6 million for federal income tax purposes.

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

4. SHAREHOLDERS' EQUITY The $1,885,000 increase in shareholders' equity from $9,378,000 at December 31, 1997 to $11,263,000 at June 30, 1998 was
comprised of $1,096,000 of net income and $789,000 of exercised stock warrants and options.

5. CONTINGENCIES Reference is made to the customer dispute and legal proceedings sections of the Note 10 of Notes to Consolidated Financial Statements in the 1997 Form 10-KSB. With respect to the customer dispute described in the 1997 Form 10-KSB, the parties have agreed to participate in mediation which is expected to be held within the next 60 days. No other material developments occurred during the Company's three and six month periods ended June 30, 1998 with respect to such matters other than as previously disclosed.

6. On July 7, 1998, the Company entered into an amendment to its existing Loan and Security Agreement for a revolving line of credit. Under the amended Loan and Security Agreement, the Company can borrow up to $5,000,000 which represents a $2,000,000 increase in borrowing capacity. The amended loan bears interest at Prime plus 2%, which is reduced .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At June 30, 1998, the Company had borrowed $2,617,644 under this Agreement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     GENERAL The Company's revenues through June 30, 1998 have been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals, and (iv) sales of associated parts.

     The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals requires the Company to invest capital or otherwise finance the manufacture of the vending terminals. The Company has obtained the resources necessary to finance its expanding base of leased terminals through the sale of certain leases to financing companies, an equity financing and debt financing.

     RESULTS OF OPERATIONS   Revenues for the three and six month periods ended
June 30, 1998 increased by approximately $900 thousand or 27% and $1.9 million or 28%, respectively, from the prior year. The second quarter $900 thousand increase was comprised of approximately: $500 thousand from sales and sales-type leases; $100 thousand from operating leases and $300 thousand from service. The year-to-date $1.9 million increase was comprised of approximately: $1.1 million from sales and sales-type leases; $400 thousand from operating leases and $400 thousand from service. The $900 thousand second quarter revenue increase included approximately $700 thousand of favorable product mix consisting of higher priced products and $100 thousand of pricing changes while the year-to-date $1.9 million revenue increase included approximately $1.7 million favorable product mix consisting of higher priced products and $200 thousand of pricing changes. In total, the Company installed or shipped approximately 480 and 950 units in the three and six month periods ended June 30, 1998, respectively, versus approximately 500 and 980 units, respectively, during the same periods in 1997.

     Cost of revenues, as a percentage of sales, for the second quarter declined by 10 percentage points from 74% in 1997 to 64% in 1998. For the six month period there was a decline of 6 percentage points from 73% in 1997 to 67% in 1998. The lower percentage cost of revenues in 1998 versus 1997 primarily reflects an improved product sales mix consisting of higher sales value machines which carry higher gross margins.

     Operating expenses increased by $510 thousand or 88% and $664 thousand or 52% for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in the prior year. Of the operating expenses, selling, general and administration costs increased by $115 thousand and $194 thousand for the three and six month periods, respectively, primarily as a result of increased legal, reserves and marketing expenses partially offset by lower compensation related costs. Research and development costs increased by $395 thousand and $470 thousand for the three and six month periods, respectively, as a result of increased product development efforts.

     As a result of the above factors, income from operations of $405 thousand and $850 thousand for the 1998 three and six month periods, respectively, represent improvements of $137 thousand and $336 thousand, respectively, over the same periods in 1997.

     Total other income and expense for the three and six month periods ended June 30, 1998 improved by $126 thousand and $236 thousand, respectively, from the same periods in 1997 primarily due to greater amortization of unearned income on sales-type leases partially offset by higher interest cost reflecting increased borrowing

     Second quarter net income of $543 thousand represented a $263 thousand improvement over 1997 net income of $280 thousand. For the six month period ended June 30, 1998, net income of $1,096 thousand was a $572 thousand improvement over the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES During the six months ended June 30, 1998, the Company used the net cash provided by financing activities of $970 thousand and operating activities of $17 thousand for investing activities, principally for the net investment in sales-type leases of approximate $1 million.

During the prior six months ended June 30, 1997, the Company used approximately $1.6 million of net cash for operating activities principally as a result of the reduction of approximately $1.9 million in accounts payable. Net cash provided by financing activities was approximately $2.2 million while approximately $1 million of net cash was used for investing activities. The principal investing activity was the net payment of costs associated with the equipment underlying long-term lease agreements, both sales-type and operating, which totaled approximately $1 million.

     As a net result of the above cash activities, cash and cash equivalents declined by $4 thousand and $448 thousand, respectively, during the six month periods ended June 30, 1998 and 1997. Working capital of approximately $5.7 million at June 30, 1998 represents an increase of over $2.5 million since December 31, 1997.

     Management believes the Company has sufficient liquidity, because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $5 million normal course of debt financing (see Note 6 of Notes to Condensed Consolidated Financial Statements). However, the Company may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions or for contingencies. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for potential other matters which could affect the Company's liquidity.



PART II.  OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

     Reference is made to Item 3 in the Registrant's Form 10-KSB for the year ended December 31, 1997 for a description of its legal proceedings. No material developments occurred during the Registrants' three and six month periods ended June 30, 1998 other than as previously disclosed.



ITEM 2. CHANGES IN SECURITIES
        (a)     None
        (b)     None
        (c)     Sales of Unregistered Securities

                The following securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

                In April 1998, Darius Anderson and James Bouskos each received an option to purchase 10,000 shares of the Company's common stock at $2.88 per share pursuant to their appointment as Advisory Directors. The options vest by April 1999 and expire in April 2001.

                In May 1998, Allan Halladay and Brian Roberts each received an option to purchase 50,000 shares of the Company's common stock at $2.09 per share pursuant to their assignment of certain intellectual property to the Company. The options vest the earlier of April 1, 2001 or upon the satisfaction of certain performance conditions. The options expire on December 31, 2001.

                In July 1998, Coast Business Credit received a warrant to purchase 10,000 shares of the Company's common stock pursuant to an amendment to a financing agreement entered into with the Company. The warrant became exercisable in July 1998 and expires on May 5, 2000.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)  Exhibits
                 10.26 Amendment Number One to Loan and Security
                       Agreement between
                       Registrant and Coast Business Credit.

            (b)     Reports on Form 8-K
                    None

                                   SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                         ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  July 23, 1998               /s/ Kenneth Hoitt
                                       As Chief Financial Officer on behalf
                                       of Registrant and as Registrant's
                                       Principal Financial & Accounting Officer