Form 10QSB
period 1998-09-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 1998-11-12
CIK 896195

--------------------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

As of November 2, 1998, 10,094,826 shares of Common Stock ($.01 par value) were outstanding.

--------------------------------------------------------------------------------

                                      INDEX


Part I.     Financial Information                                         Page
                                                                          ----
            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      September 30, 1998 (Unaudited) and
                      December 31, 1997                                     3

                      Condensed Consolidated Statements
                      of Operations (Unaudited)
                      Three Months and Nine Months Ended
                      September 30, 1998 and 1997                           4

                      Condensed Consolidated Statements
                      of Cash Flows (Unaudited)
                      Nine Months Ended September 30, 1998 and 1997         5

                      Notes to Condensed Consolidated Financial Statements  6

            Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations      7

Part II.     Other Information                                              9

                On-Point Technology Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                           September 30,
                                                                    1998    December 31,

Assets     Thousands of dollars, except share amounts         (Unaudited)           1997
----------------------------------------------------------------------------------------
Current assets:
        Cash and cash equivalents                                     $92           $273
        Accounts receivable, net                                    3,246          1,961
        Inventories                                                 2,827          2,704
        Net investment in sales-type leases                         2,711          1,638
        Other current assets                                          126             88
----------------------------------------------------------------------------------------
Total current assets                                                9,002          6,664
----------------------------------------------------------------------------------------
Plant, property and equipment, net                                     42            582
Net investment in sales-type leases                                 6,661          5,364
Property held for operating leases, net                             2,100          2,657
Other assets                                                          423            768
----------------------------------------------------------------------------------------
Total assets                                                      $18,614        $16,035
========================================================================================
Liabilities and shareholders' equity
----------------------------------------------------------------------------------------
Current liabilities:
        Accounts payable                                              710          1,118
        Current portion of long term debt                            $149           $277
        Accrued expenses                                            2,126          2,134
----------------------------------------------------------------------------------------
Total current liabilities                                           2,985          3,529
----------------------------------------------------------------------------------------
Other liabilities                                                     821            757
----------------------------------------------------------------------------------------
Long-term debt                                                      2,999          2,371
----------------------------------------------------------------------------------------
Shareholders' equity:
        Preferred stock, no par value, 2,000,000 shares
          authorized, no shares issued or outstanding                  -               -
        Common stock, $.01 par value, 20,000,000 shares authorized,
          10,094,826 and 9,421,255 shares issued
         and outstanding, respectively                                101             94
Additional paid-in capital                                         30,939         30,030
Accumulated deficit                                              (19,231)       (20,746)
----------------------------------------------------------------------------------------
Total shareholders' equity                                         11,809          9,378
----------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                        $18,614        $16,035
========================================================================================
See accompanying notes to consolidated financial statements




                 On-Point Technology Systems, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                                   (Unaudited)



                                                        Three months              Nine months
                                                        ended September 30,       ended September 30
Thousands of dollars/shares, except per share amounts   1998       1997           1998          1997
----------------------------------------------------------------------------------------------------
Revenues                                              $3,828     $5,299        $12,250       $11,855
Cost of revenues                                       2,446      3,933          8,071         8,692
----------------------------------------------------------------------------------------------------
Gross profit                                           1,382      1,366          4,179         3,163
----------------------------------------------------------------------------------------------------
Operating expenses:
          Selling, general and administrative            736        614          2,038         1,723
          Research and development                       394        156          1,039           330
----------------------------------------------------------------------------------------------------
Total operating expenses                               1,130        770          3,077         2,053
----------------------------------------------------------------------------------------------------
Income from operations                                   252        596          1,102         1,110
----------------------------------------------------------------------------------------------------
Other income (expenses):
          Interest income                                363        126            851           265
          Interest expense                             (163)      (172)          (457)         (259)
          Other                                         (33)       (13)             19          (55)
----------------------------------------------------------------------------------------------------
Total other income (expense)                             167       (59)           413           (49)
----------------------------------------------------------------------------------------------------
Net income                                              $419       $537        $1,515         $1,061
====================================================================================================
Earnings per share:
     Basic:
                  Earnings per share                   $0.04      $0.06         $0.15          $0.12
====================================================================================================
                  Weighted average shares             10,035      9,296         9,810          8,889
====================================================================================================
     Diluted:
                  Earnings per share                   $0.04      $0.05         $0.13          $0.10
====================================================================================================
                  Weighted average shares             11,496     11,329        11,729         10,590
====================================================================================================
See accompanying notes to consolidated financial statements



                             On-Point Technology Systems, Inc. and Subsidiaries
                               Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)


                                                           Nine months ended September 30,
Thousand of dollars                                                  1998             1997
------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net income                                               $1,515           $1,061
          Adjustments to reconcile net income to net cash
             provided by (used for) operating activities:
             Depreciation and amortization                          1,031            1,113
             Non-cash charges, primarily changes in reserves        (183)            (129)
             Changes in assets and liabilities:
                  Accounts receivable                             (1,162)          (1,382)
                  Inventories                                         511            (328)
                  Accounts payable                                  (408)          (1,474)
                  Accrued expenses                                   (82)            (251)
                  Deferred income                                       -            (500)
                  Other                                               273              528
------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                1,495          (1,362)
------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Purchases of plant, property and equipment                (168)            (171)
          Net investment in sales-type leases                     (2,882)            (375)
          Investment in property held for operating leases          (125)          (1,292)
          Fixed asset disposals                                        70              116
------------------------------------------------------------------------------------------
Net cash used for investing activities                            (3,105)          (1,722)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Proceeds from equity related transactions                   916              862
          Proceeds from debt financing                                  -              627
          Proceeds from line of credit, net                           731            2,347
          Repayment of notes payable                                (218)          (1,195)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                           1,429            2,641
------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                               (181)            (443)
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                      273              504
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $92              $61
==========================================================================================
Supplemental cash flow information:
         Cash paid during the period for interest                     $99             $183
==========================================================================================
See accompanying notes to consolidated financial statements

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                         NOTES TO CONDENSED CONSOLIDATED
                         -------------------------------
                               FINANCIAL STATEMENTS
                               --------------------
                                  (Unaudited)

1.     BASIS OF PRESENTATION   The accounting and reporting policies of
On-Point Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles.
The condensed consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements which are included in the Company's Annual Report on Form 10-KSB/A2 dated December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

2. FINANCING On July 7, 1998, the Company entered into an amendment to its existing Loan and Security Agreement for a revolving line of credit. Under the amended Loan and Security Agreement, the Company can borrow up to $5,000,000, which represents a $2,000,000 increase in borrowing capacity. The amended loan bears interest at Prime plus 2%, which is reduced .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At September 30, 1998, the Company had borrowed $2,998,125 under this Agreement.

3. CONTINGENCIES Reference is made to the customer dispute and legal proceedings sections of Note 10 of the Notes to Consolidated Financial Statements in the 1997 Form 10-KSB. With respect to the customer dispute described in the 1997 Form 10-KSB, the parties executed a settlement agreement on September 17, 1998. The settlement agreement provided for a resolution favorable to the Company. No other material developments occurred during the Company's three and nine month periods ended September 30, 1998 with respect to such matters other than as previously disclosed.

4. PROVISIONS FOR INCOME TAXES No provisions for federal or state income taxes have been made for the three and nine month periods ended September 30, 1998. At December 31, 1997, the Company had net operating loss carry forwards of approximately $6.9 million for federal income tax purposes.

5. PER SHARE INFORMATION In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 128 "Earnings per Share" establishing standards for computing and presenting Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.

6. SHAREHOLDERS' EQUITY The $2,431,000 increase in shareholders' equity from $9,378,000 at December 31, 1997 to $11,809,000 at September 30, 1998 was
comprised of $1,515,000 of net income and $916,000 of exercised stock warrants and options.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          GENERAL The Company's revenues through September 30, 1998 have been generated from (i) sales of vending terminals (ii) leases of vending terminals
(iii) performance of service on vending terminals, and (iv) sales of associated parts.

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

          RESULTS OF OPERATIONS   Third quarter 1998 revenues declined by
approximately $1.5 million or 28% due to lower machine shipments.  The
Company installed or shipped approximately 155 machines in the third quarter of 1998 versus approximately 795 machines in the corresponding period of 1997. The $1.5 million revenue decline included lower volume of approximately $1.6 million partially offset by approximately $100 thousand of favorable pricing changes. Year-to-date revenues increased by approximately $400 thousand or 3% as a net result of higher operating lease and service revenues which have offset reduced sales and sales-type lease revenues. Sales and sale-type lease revenues declined as a result of fewer machine shipments, approximately 1105 in 1998 versus approximately 1,775 in 1997. The $400 thousand year-to-date revenue increase included higher volume of approximately $100 thousand and approximately $300 thousand of favorable pricing changes. The lower number of installed and shipped units was the result of delays in individual contract awards.

          Cost of revenues, as a percentage of sales, for the third quarter declined by 10 percentage points from 74% in 1997 to 64% in 1998. For the nine month period there was a decline of 7 percentage points from 73% in 1997 to 66% in 1998. The lower percentage cost of revenues in 1998 versus 1997 primarily reflects an improved product sales mix consisting of higher sales value machines which carry higher gross margins combined with improved margins on operating leases and service.

          Operating expenses increased by $360 thousand or 47% and $1 million or 49% for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in the prior year. Of the operating expenses, selling, general and administration costs increased by $122 thousand and $315 thousand for the three and nine month periods, respectively, primarily as a result of increased legal and marketing expenses. Research and development costs increased by $238 thousand and $709 thousand for the three and nine month periods, respectively, as a result of increased product development efforts.

          As a result of the above factors, income from operations of $252 thousand and $1.1 million for the 1998 three and nine month periods, respectively, represent declines of $344 thousand and $8 thousand, respectively, over the same periods in 1997.

          Total other income and expense for the three and nine month periods ended September 30, 1998 improved by $226 thousand and $462 thousand, respectively, from the same periods in 1997 primarily due to greater amortization of unearned income on sales-type leases partially offset, for the nine month period, by higher interest costs reflecting increased borrowing.

          Third quarter net income of $419 thousand represented a $118 thousand reduction from 1997 net income of $537 thousand. For the nine month period ended September 30, 1998, net income of $1,515 thousand was a $454 thousand improvement over the same period in the prior year.

          LIQUIDITY AND CAPITAL RESOURCES     During the nine months ended
September 30, 1998, the Company used the net cash provided by financing activities of $1.4 million and operating activities of $1.5 million for investing activities, principally for the net investment in equipment for sales-type leases of approximate $2.9 million.

          During the prior year nine months ended September 30, 1997, the Company used approximately $1.4 million of net cash for operating activities, principally as a result of the reduction of approximately $1.5 million in accounts payable. Net cash provided by financing activities was approximately $2.6 million while approximately $1.7 million of net cash was used for investing activities. The principal investing activity was the net payment of costs associated with the equipment underlying long-term lease agreements, both sales-type and operating, which totaled approximately $1.7 million.

          As a net result of the above cash activities, cash and cash equivalents declined by $181 thousand and $443 thousand, respectively, during the nine month periods ended September 30, 1998 and 1997. Working capital of approximately $6 million at September 30, 1998 represents an increase of approximately $2.9 million since December 31, 1997.

          Management believes the Company has sufficient liquidity, because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $5 million normal course debt financing (see Note 2 of Notes to Condensed Consolidated Financial Statements). However, the Company may seek additional debt or equity financing to facilitate expansion opportunities and potential acquisitions or for contingencies. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for potential other matters which could affect the Company's liquidity.

          YEAR 2000 COMPLIANCE As is the case with most other companies using computers in their operations, the Company is in the process of addressing the year 2000 problem. The Company has reviewed its current computer software and hardware, fax machines and telephone system for year 2000 compliance.

          The Company's primary accounting and operational software provider has received year 2000 certification from the Information Technology Association of America. Minor expenditures, under $25 thousand total cost, have been made to upgrade certain computer hardware, PC software and fax equipment to make them year 2000 compliant. The Company believes that it is now year 2000 compliant with respect to its existing computer hardware, software and fax equipment and, therefore, believes that potential risks relating to year 2000 issues are minimal. The Company's telephone system is not year 2000 compliant and will require upgrading in 1999 at a projected cost of $25 thousand.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to the customer dispute and legal proceedings section of the Note 10 of Notes to Consolidated Financial Statements in the 1997 Form 10-KSB. With respect to the customer dispute described in the 1997 Form 10-KSB, the parties executed a settlement agreement on September 17, 1998. The settlement agreement provided for a resolution favorable to the Company. No other material developments occurred during the Company's three and nine month periods ended September 30, 1998 with respect to such matters other than as previously disclosed.

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on August 27, 1998. The following members were elected to the Company's Board of Directors for the ensuing year.

          Nominee                Favor             Withheld
          -------                -----             --------
          Frederick Sandvick     9,665,331         44,491
          John H. Olbrich        9,665,331         44,491
          Ed. M. Bacani          9,665,331         44,491

          The stockholders voted in favor of a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year. The vote was: for 9,686,866; against 11,240 and abstain 12,524.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          None

          (b)  Reports on Form 8-K
          None

                                   SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                         ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:     November 12, 1998            /s/ Kenneth Hoitt
                                       ------------------------------------
                                       As Chief Financial Officer on behalf
                                       of Registrant and as Registrant's
                                       Principal Financial & Accounting Officer