Form 10QSB/A
period 1998-09-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 1998-11-13
CIK 896195

--------------------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A

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

The September 30, 1998 Form 10-QSB is amended to correct the September 30, 1998 "plant, property an equipment, net" balance to $428 from the previously reported balance of $42.

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

                On-Point Technology Systems, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                           September 30,
                                                                    1998    December 31,

Assets     Thousands of dollars, except share amounts         (Unaudited)           1997
----------------------------------------------------------------------------------------
Current assets:
        Cash and cash equivalents                                     $92           $273
        Accounts receivable, net                                    3,246          1,961
        Inventories                                                 2,827          2,704
        Net investment in sales-type leases                         2,711          1,638
        Other current assets                                          126             88
----------------------------------------------------------------------------------------
Total current assets                                                9,002          6,664
----------------------------------------------------------------------------------------
Plant, property and equipment, net                                    428            582
Net investment in sales-type leases                                 6,661          5,364
Property held for operating leases, net                             2,100          2,657
Other assets                                                          423            768
----------------------------------------------------------------------------------------
Total assets                                                      $18,614        $16,035
========================================================================================
Liabilities and shareholders' equity
----------------------------------------------------------------------------------------
Current liabilities:
        Accounts payable                                             $710         $1,118
        Current portion of long term debt                             149            277
        Accrued expenses                                            2,126          2,134
----------------------------------------------------------------------------------------
Total current liabilities                                           2,985          3,529
----------------------------------------------------------------------------------------
Other liabilities                                                     821            757
----------------------------------------------------------------------------------------
Long-term debt                                                      2,999          2,371
----------------------------------------------------------------------------------------
Shareholders' equity:
        Preferred stock, no par value, 2,000,000 shares
          authorized, no shares issued or outstanding                  -               -
        Common stock, $.01 par value, 20,000,000 shares authorized,
          10,094,826 and 9,421,255 shares issued
         and outstanding, respectively                                101             94
Additional paid-in capital                                         30,939         30,030
Accumulated deficit                                              (19,231)       (20,746)
----------------------------------------------------------------------------------------
Total shareholders' equity                                         11,809          9,378
----------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                        $18,614        $16,035
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



                         ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:     November 13, 1998            /s/ Kenneth Hoitt
                                       ------------------------------------
                                       As Chief Financial Officer on behalf
                                       of Registrant and as Registrant's
                                       Principal Financial & Accounting Officer