Form 10KSB
period 1998-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 1999-03-30
CIK 896195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934     [Fee Required]
[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE
        ACT OF 1934              [No Fee Required]

                     For Fiscal Year ended December 31, 1998

                         Commission file number 0-21738

                        ON-POINT TECHNOLOGY SYSTEMS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

        NEVADA                                 33-0423037
      -----------                              ----------
    State of incorporation)       (I.R.S. Employer Identification)

    1370 W. San Marcos Blvd, Ste 100
    San Marcos, California                         92069
         ---------------------------------              -----
   (Address of registrant's executive offices)   (Zip Code)
    Former address:     8444 Miralani Drive
                        San Diego, CA  92126
    Registrant's telephone number, including area code     (760) 510-4900
    Former telephone number:                               (619) 621-5050
         Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class               Name of each exchange on
                                             which registered
               None                                 None

         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes[X] No[  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [ ].

The Registrant's revenues for fiscal year ended December 31, 1998 were
$16,416,000

The aggregate market value of the registrant's common stock held by nonaffiliates of the Registrant is $18,271,000 as of March 5, 1999.

The number of shares outstanding of the Registrant's common stock is 10,098,921 as of March 5, 1999.

1.     DESCRIPTION OF BUSINESS

GENERAL     On-Point Technology Systems, Inc.,  (the "Company" or "On-Point"),
is headquartered in San Marcos, California and was incorporated in Nevada in March of 1990. On-Point designs, manufactures, sells, leases, and services high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets (the "Instant Ticket Retailer" or "ITR?"), pull-tab lottery tickets (the "Pull-Tab Retailer" or "PTR?"), prepaid phone cards and "smart cards" (the "Debit Card Retailer" or "DCR?") and vending terminals that dispense high value products such as cell phones and pagers. The Company's ITR and DCR terminals accept bills of various denominations, provide a secure means of product distribution and include software which automatically accounts for product sales and inventories.
The ITR terminals are sold or leased to state and provincial governments in the United States and Canada and to other foreign governments and their licensees. The DCR terminals are sold or leased to commercial customers and to governmental entities and their licensees. The Company has also developed a patented design for a high-security automated bill-payer terminal (the "BillPayer?), which allows customers to pay utility and other similar bills from remote locations. The Company is in the process of evaluating its strategic plans for the further development and introduction of the BillPayer. In addition, the Company has introduced certain specially designed dispensing Technology to South America, Asia, and Europe.

            During the last three years, the Company has undergone a process of "right-sizing" and of redefining its strategic plans. During 1996, The Board of Directors appointed Frederick Sandvick, the current Chief Executive Officer and Chairman of the Board of the Company, to oversee the development of the new strategic plans. Under his leadership, the Company underwent a right sizing effort during 1996 and 1997 which reduced personnel and overhead costs and reassigned duties to other personnel to achieve greater efficiencies. The Company's restructured operations enabled the Company to improve operating margins and dramatically reduce general and administrative expenses. As a result, the Company successfully generated net income from its existing products and services even in the face of lower revenues and increased competitive pressures during those years.

            During 1998, management assessed that, notwithstanding its success due to right-sizing, if the Company did not advance its current products increasing competitive pressures and technological advancements would likely bring lower margins in 1999 and beyond. Based on this assessment, management chose to begin investing a significantly larger amount of its resources in 1998 into the development of what management believes will be the next generation lottery products. Management focused on the Company's lottery products first because they believed the lottery market to be the largest, most stable industry to deploy its products. Management believes that the overall market for the Company's next generation products is in excess of $200 million per year worldwide. However, although management believes its next generation products will be well positioned to take advantage of this large lottery market, there can be no assurances as to the amount of revenues the Company's next generation lottery products will generate.

          As a result of its increased development efforts for its next generation lottery products, the Company's research and development costs increased from approximately $.6 million in 1997 to $1.4 million in 1998. Nevertheless, despite those increased development costs, as well as lower revenues in 1998 due to contract delays, the Company's net income increased by 9% in 1998 as a result of higher margins and operating efficiencies.


            A summary of the net income (loss) and research and development costs of the Company for the last four years follows:

                                                             Research and
             Year                Net Income               Development costs
                               (In Thousands)               (In Thousands)
             1995                $(8,092)                         $447
             1996                   $135                          $253
             1997                 $1,572                          $582
             1998                 $1,711                        $1,405

See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a further description of the Company's results of operations.

            The Company intends, as a result of its development efforts, to introduce in 1999 its next generation lottery products. Its principal products will be: (i) the Company's next generation automated self-service instant ticket lottery vending terminal ("PlayPoint"); and (ii) the Company's first automated instant ticket lottery counter-top dispensing terminal ("CounterPoint"). PlayPoint will provide advanced electronic, software, communication and dispensing capabilities as well as new ergonomically designed features to generate increased impulse purchasing. Management believes PlayPoint will be far superior to the Company's existing ITR terminal.

            CounterPoint is designed to be the most flexible, automated counter-top dispensing system available. Although currently no lottery has deployed any significant number of automated counter-top dispensing systems, management believes that many of CounterPoint's proprietary features, which were not previously available to lotteries, will enhance the Company's ability to deploy this new product to lotteries worldwide. However, although management believes the lotteries can receive many new benefits from deploying this product, there can be no assurances that any lottery will order this new product.

            As a result of its focus on its development efforts in 1998 for new products for the lottery market, the Company did not aggressively market in 1998 its DCR or other non lottery products other than to existing customers. During 1998, the Company continued to strategically provide DCR terminals to a prepaid phone card company (the "DCR customer") under an exclusive arrangement in order to assist Solutioneering, Inc. with the achievement of its growth plans. The Company believed the exclusive arrangement to be an effective means of increasing its presence in the DCR marketplace. As a result, the Company has a significant long-term lease receivable from Solutioneering, Inc. which is currently in dispute. See "Marketing and Sales-DCR Terminals" and "Legal Proceedings" herein for a further discussion concerning Solutioneering, Inc. And the lease receivable.

            As previously described, during 1998, the Company's development efforts focused primarily on its lottery market which necessitated, because of resource constraints, reduced focus on its non lottery markets. Once the Company's next generation lottery products are introduced, which is anticipated to occur in the summer of 1999, it is management's intent to reevaluate its strategic plans for its DCR market as well as other non-lottery markets, such as its BillPayer market.

INSTANT TICKET RETAILER     General  In March 1991, the Company received its
first contract to install up to 2,000 ITR terminals from the State of Virginia. The Company has since signed contracts to provide terminals to numerous state lottery customers including California, Missouri, Washington, Pennsylvania, New York, Illinois, Connecticut, the Provinces of Ontario and Quebec, as well as France and certain other foreign countries. The French Lottery is the largest instant ticket lottery in the world. Pursuant to these contracts, from its inception through December 31, 1998, the Company had sold or leased approximately 14,000 ITR terminals, of which approximately 850 were sold or leased during 1998. The ITR terminals have been placed in supermarkets, convenience stores, bowling alleys, restaurants with bars, and other locations. The Company also may enter into service contracts in connection with sales of ITR terminals pursuant to which it receives monthly maintenance fees (see "Customer service, Training and Product Repair" herein).

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

             While the specific amounts vary substantially from state to state, in general it is estimated from industry reports that about 50% of gross lottery revenues in the United States is returned to the public in the form of prizes. Approximately 33% is used to support specific public programs or is contributed to the state's general fund. Typically, 5% to 6% is reserved for point-of-purchase commissions for the retailer, and the remainder is used to fund lottery operations, including the cost of advertising and, depending upon the state and the type of lottery, amounts paid to vendors such as On-Point.

             As of December 1998, lotteries were operated in 38 states, the District of Columbia and five provinces of Canada. Lotteries are also operated in Europe, Asia, Central America and South America. Government lotteries can be categorized into three principal groups: the traditional draw-type games, on-line games and "instant" ticket games. Traditional lotteries, in which drawings are held once a week, while popular abroad, are rare in the United States. On-line varieties generally refer to computerized games such as lotto and daily pick 3/4/5/6 games, in which players make their own selections. Alternatively, they involve low-stakes video gambling, such as poker, blackjack, bingo and keno. Instant ticket games consist of preprinted tickets in which players scratch off a coating or pull off tabs to determine whether they have purchased a winning ticket.

             On-line lotteries generate significantly more revenue than both the draw-type and instant ticket games. The Company estimates from industry reports that on-line ticket sales account for approximately 60% of total U.S. lottery sales and that scratch-off games (the type of instant winner game predominantly used by state lotteries) hold an approximately 40% market share. The instant ticket games' market share has increased over the past several years as lottery organizations have realized that the more instant games being sold at one time increases sales. Some states currently offer up to 30 different games simultaneously. Notwithstanding the current prevalence of on-line games, the Company believes that instant ticket games continue to offer a significant potential for market growth. Of the states conducting instant ticket lotteries, 29 currently use terminals to dispense instant tickets. Traditionally, instant winner tickets had been manually dispensed by the retailer. This distribution method, in addition to being labor intensive, requires the retailer to maintain rigorous inventory, accounting and security controls, because the tickets are treated as cash equivalents. The Company's ITR terminals provide additional security and automate these procedures, resulting in greater efficiencies and flexibility to offer multiple games simultaneously.

             Recent advances in print technology have improved the security of Pull Tab tickets to the levels demanded by the lottery industry. As a result several U.S lottery jurisdictions have introduced Pull Tab ticket games. The Company's PTR terminals and Versatile Ticket Retailer ("VTR?") terminals, which dispense both instant tickets and pull tab tickets, bring the same benefits of increased security, automated accounting and enhanced promotion at the point of sales to Pull Tab tickets as the ITR terminals have provided to instant tickets. During 1998, the Company did not sell its PTR or VTR terminals and, to date, this market has been limited.

     The ITR, PTR & VTR Lottery Terminals     In 1990 the Company introduced
the ITR-7000 terminal, which was replaced with the upgraded ITR-7500 in August 1992. This series of products has been installed at sites throughout the United States. In 1995 the Company introduced the esthetically updated ITR-8500 terminal. In 1996 the Company developed the first 12 bin ITR terminal. During 1996 the Company also developed the 8 bin slim-line terminal (which dispenses 8 games in a terminal that requires half the retail space of previous 8 bin models). During 1997, as a result of the average mean time to failure rate of the Company's dispenser being in excess of nine years, the Company was able to initiate a program of retrofitting older terminals to incorporate new technologies. During 1998, the Company introduced its ITR-8500SL terminal which can vend as many as 15 instant ticket games in a smaller footprint than its previous 12-game model.

             The Company intends to replace all its existing models of ITR, PTR and VTR terminals with the PlayPoint model in 1999. Management believes PlayPoint will be far superior to any existing model and, therefore, be the preferred model of choice by the lotteries in the future. PlayPoint will provide advanced electronic, software, communication and dispensing capabilities as well as new ergonomically designed features. PlayPoint will be capable of dispensing both instant tickets and pull tab tickets. PlayPoint will also be capable of dispensing up to 20 instant ticket games, another industry first for dispensing technology.

             The Company believes that the lottery terminals substantially expand the market for retail sales of instant winner lottery tickets, in that they are designed to streamline and enhance the operation and marketing of instant winner tickets by providing greater opportunity for the impulse purchase. The lottery terminals are designed to provide secure, high visibility points of presence at the point of sale while using a minimum of floor space. The terminals are available in several models which house four to fifteen games. The units are available in counter-top and stand alone models (the latter incorporating a security storage cabinet). All models accept bills in $1, $5, $10, and $20 denominations and can be manufactured to accommodate coins or foreign currency.

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

DEBIT CARD RETAILER     General  In 1993 the Company recognized the potential
to utilize its lottery technology in the evolving prepaid phone card industry and developed its DCR-2000 debit card vending machine. Although prepaid phone cards have only been available in the U.S. since early 1992, their use has been growing at a steady pace. In 1997, the estimated size of the debit card market had grown to over $2 billion, with projected growth to $10 billion by the year 2000. Prepaid phone cards are issued in various denominations by telephone companies and may be dispensed from as many as four bins in the Company's machines. The Company expects that the principal markets for its
DCR terminals will be with telephone companies both domestically and in
Europe, Asia, and Latin America. The Company has signed contracts to provide DCR terminals to a number of customers. Pursuant to these contracts, from its inception through December 31, 1998, the Company had sold or leased approximately 6000 DCR terminals, of which approximately 750 were sold or leased during 1998. To date, these terminals have been placed in many different types of establishments where there is a market for prepaid phone
or debit cards.   The Company also enters into service contracts in connection with sales of DCR terminals pursuant to which it receives maintenance fees per month per machine (see "Customer Service, Training and Product Repair" herein)

     The Industry       Prepaid phone cards are sold by telephone companies
worldwide. These cards contain a pre-programmed amount of credit and can be inserted into certain pay telephones. The customer can use all or a portion of the credit on the card to make telephone calls. These card-receptive pay telephones do not hold cash, thus eliminating security or internal theft concerns for the owners of the telephones. The cards are either disposable or reusable and are sold in varying denominations. Since the service is prepaid, telephone companies often offer discounted rates to card users. Telephone companies also derive revenue from the sale of advertising space on the cards which defrays their cost of any discount given. In the United States the industry is still in the early growth stages and card reader telephones are not in abundance. Therefore, most of the prepaid calling cards in use in the United States use an "800" number that is called for verification of the card by entering a PIN number located on the card.

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

             Recent studies indicate that in the United States only a small percentage of the public have used or are aware of prepaid phone cards. Therefore, distribution is essential to gaining public awareness. Dispensing machines are an important element of the distribution network, providing visual recognition and 24-hour convenient access to the product. An important aspect of the vending machine is that its design must promote product awareness to effectively sell cards, not merely dispense them. In 1997 the Company repackaged its DCR technology into a new cabinet styling. In 1998 the Company introduced new 3 and 8 bin terminals in response to the specific application needs of our customers.

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

     The DCR Terminal     The Company believes that the DCR terminal
substantially expands the distribution potential of prepaid phone cards. Similar to the lottery terminals, the DCR terminal is designed to provide high security and high visibility using a minimum of floor or counter-top space
The terminals are available in several models, which house either one, two or more bins and are able to accept various denominations of foreign and domestic currency. The terminals can be manufactured to accommodate coins and to make change. The customer inserts a bill or coin into the DCR terminal, receives credit, and then selects the denomination of prepaid phone card or other card/pass by pressing the button located immediately under the appropriate card display. The terminal dispenses a single card to the buyer.

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

             Management believes that the DCR market, much like the lottery ITR market, has become extremely competitive. In addition, technological advances may modify the market over the next few years. Management intends on reevaluating in 1999 the potential of the DCR market and determine whether new developments may be necessary to stay competitive and attain a continuing market share.

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

             As described above, the Company continues to work on improving its products and developing new features (see "Research and Development" herein).


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

             Due to the particularly sensitive nature and high profile of gambling activities, state lottery authorities are directed by statute to act in a manner which promotes and ensures the integrity, security, honesty and fairness of their operations. Thus, applicants typically must provide detailed financial and historical information concerning their business operations and principals, and certain employees must consent to background investigations

             DCR Terminals   Three distinct groups of potential customers
are primarily targeted by the Company for the sale or lease of DCR terminals: major telephone companies, medium-sized telephone companies and long-distance resellers. To the Company's knowledge, the major telephone companies, AT&T, MCI and Sprint, have not yet implemented any significant marketing plans involving the use of vending terminals to distribute prepaid phone cards on a large scale basis. However, the medium-sized telephone groups have been pursuing vending contracts for prepaid phone cards. Similar to the sales process with state lotteries, many of these companies seek requests for proposals from vending companies and require testing prior to awarding contracts. The contract process permits more flexibility and creativity; however, it requires greater marketing time and energy to win contracts. Long distance resellers, smaller telephone companies, and pay telephone route operators are seeking vending contracts. The Company intends to seek out additional vertical distributorship and joint venture relationships to increase its presence in the DCR market place; however, there can be no assurance that the Company will be successful in developing these relationships.

             As part of its effort to increase its presence in the DCR marketplace, the Company entered into an agreement with the DCR customer to provide, as amended, up to 2000 DCR terminals under long-term lease arrangements. Under the arrangement, the Company would be the DCR customer's exclusive DCR provider. Although the Company realized the DCR customer was under capitalized, the Company believed the deployment of the DCR terminals to retail locations under relatively long-term lease agreements with the DCR Customer would create adequate underlying value to support repayment of the Company's leases should the DCR Customer fail to pay. As of December
31, 1998, the Company's carrying value for its lease obligations due from the DCR customer was approximately $6.5 million. During 1998, the DCR customer was unsuccessful in raising the additional capital necessary to continue paying its current lease obligations to the Company. As result, the Company is proceeding with legal action to recover all of the lease amounts owed to the Company, approximately $9 million. The Company believes the underlying value of the DCR customer's retail base exceeds the amount owed to its secured creditors and, therefore, the Company is prepared to acquire the DCR customer should it seek protection from paying its obligations. The Company believes that right-sizing the DCR customer and reducing its costs can achieve adequate cash flow to operate and expand the DCR customer's business. However, there can be no assurances that the Company can acquire the DCR customer or that cash flows can be achieved to pay its creditors if acquired. The DCR customer continues to seek additional financing and to sell its business. The failure of the DCR customer to raise additional capital or sell its business to a company able to fund the obligations, or the inability of On-Point to acquire the DCR customer and generate sufficient cash flows from the business could have a material adverse effect on the Company's financial results in 1999.

FOREIGN OPERATIONS     General   Internationally, lottery authorities and
foreign telephone companies do not typically use a formal bidding process, but rather negotiate proposals with one or more potential vendors. In 1998 the Company delivered terminals to various lotteries and telecommunication service providers for market testing. Nonetheless, the Company's foreign operations are relatively small, and no assurance can be provided that a meaningful international market for the Company's terminals will develop.

             Pursuant to an agreement with Vanguard Stratagies, Inc.("VSI"), the Company agreed to form a subsidiary to transact all international business. The agreement provided that, upon the occurrence of certain events, including the Company meeting certain pre tax income requirements, VSI and Mr. Robert L. Burr would each have the right to acquire 40% of such subsidiary the Company had. However, on March 19, 1998 the Company and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement, VSI and Mr. Burr have each been granted options to purchase 50,000 shares of the Company's common stock at $2.88 per share. The options expire on December 31, 2002 and vest at the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

             Brazil     In June 1995 the Company entered into a distributor
agreement with a Brazilian corporation, to distribute the Company's products on an exclusive basis in Brazil. The Company can terminate this agreement at its option.

             Europe     In December 1997 the Company entered into a
distributor agreement with Editec, a French Corporation, to distribute the Company's products on an exclusive basis throughout most of Western Europe.

             Mexico     The Company purchased a 50% interest in LEI Mexico,
S.A de CV., a Mexican corporation ("LEI Mexico"), for $500 thousand in October 1994 and subsequently wrote down the 50% interest to zero value in 1995.
The Company and LEI Mexico entered into an exclusive distributorship agreement whereby the Company agreed to only sell machines in Mexico to or through LEI Mexico and LEI Mexico agreed to use only the Company's equipment in its vending operations. The Company has now terminated its exclusivity with LEI Mexico and is exploring various alternatives available in the pursuit of business opportunities in the Mexican market.

CUSTOMER DEPENDENCY     The Company's products are sold or leased to a limited
number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. In 1998, revenues from four customers individually exceeded 10% of total revenues and in total comprised 64% of total revenues. Revenues from three customers individually exceeded 10% of total revenues in 1997 and in total comprised 57% of total revenues in 1997.

BACKLOG     The Company's backlog of orders at December 31, 1998 totaled approximately 2,000 ITR terminals and 200 DCR terminals. The rate at which the Company receives orders from its customers is affected from time to time by the nature of the Company's market. State lottery authorities are allocated budgets on an annual basis, and their desire and ability to order products from vendors, including the Company, can be affected by the status of the budgetary process at any given time. For example, a lottery which has not spent its budget as the end of a budgetary year approaches may be encouraged to place orders with vendors, whereas a lottery which has exhausted its budget may not be able to place orders until the beginning of a new budgetary year.

MANUFACTURING AND SUPPLY     The Company's lottery and DCR terminals are
designed in a modular form to facilitate manufacturing assembly and serviceability. The Company uses vendors to manufacture and supply some components and sub-assemblies, including the bill acceptor and electronic modules. Final assembly and quality control of the terminals is performed by Company personnel at its San Marcos facility.

CUSTOMER SERVICE, TRAINING AND PRODUCT REPAIR     The Company maintains service
facilities at its San Marcos, California headquarters and in the states of Connecticut, Missouri, New York, Virginia and Washington. These facilities, and several smaller ones, oversee installations, coordinate repair, and respond to service calls. The Company maintains toll-free telephone lines staffed by service personnel to assist retailers and, where possible, resolve minor service problems over the telephone. If the problem cannot be resolved easily, a field technician is immediately paged and a service call scheduled. Each agreement provides for a specified response or service time. A function of the field service operation is to provide installation and retailer training on the operation and use of the machine. The Company generally provides a warranty period of one year on its terminals and provides an option for an extended warranty period if purchased by the customer.

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

             Since its first contract with the Virginia State Lottery in 1991 the Company has provided services to install, train, repair and perform preventative maintenance of its products. From 1991 to 1997, the service function of the Company has expanded as new contracts have required.. The Company currently provides ITR service in the states of: Connecticut, Delaware, Missouri, New York, Virginia, and Washington. Service revenues decreased in 1997 primarily due to the termination of a significant customer's Alternative Lease Agreement with regard to DCR's, which involved a nationwide service program. Services revenues increased in 1998 primarily from increases in fees from state lottery contracts.

COMPETITION     The Company believes that it possesses a strong competitive position in the sale of lottery terminals. The Company has established a reputation for providing quality terminals and service. As a consequence, the Company has been able to secure contracts in eleven states, in the Provinces of Ontario and Quebec and in several other foreign countries, including France, the largest instant ticket lottery in the world. In addition, the Company generally enjoys repeat or renewal orders from existing customers and is conducting tests with overseas lottery organizations. However, as a result of the proposed merger with Interlott Technologies, Inc. ("ILI"), in 1995 the Company's marketing was impacted as the Company terminated bid protests and no-bid other contracts due to a belief on the part of management and the Board of Directors that the merger was going to be consummated and a consequent desire not to hinder the merger process by competitive actions.
ILI has sold or leased machines in twenty two states, while the next largest current competitor, International Products of America, has sold machines pursuant to a contract with one state. Nevertheless, a substantial risk of new market entrants by domestic and foreign competitors exists. While the Company believes that it possesses a strong competitive position by virtue of its proprietary position, installed base and reputation, there can be no assurance that a better capitalized competitor will not successfully establish itself in the market or develop a machine which renders the Company's technology obsolete. The instant ticket market may also face competition from other types of lottery products.

             In the United States, the prepaid phone card and, more generally, the debit card market is relatively new. Consequently, it is difficult to identify all the competitors in this market. Nonetheless, the Company believes it possesses a strong competitive position in the sale of DCR terminals within the United States and overseas. Currently, the Company believes it has the largest installed base of DCR terminals in the market place. At present, the Company's principal competitors are Marketing & Vending Concepts, ILI, VendTek and Opal. There are a number of smaller vending machine companies in the market which management believes currently lack the product quality and reliability to significantly impact its sales efforts. There is also a substantial risk of additional market entry by domestic and foreign competitors, especially if the United States customer's response to the use of debit cards and pre-paid phone cards is favorable. Internationally, the Company has sold its DCR terminals into Brazil and Hong Kong. While the Company believes that it possesses an advantage in obtaining future customers by virtue of its proprietary position and installed base, there can be no assurance that a better capitalized competitor will not successfully establish itself in the market or develop a machine which renders the Company's technology obsolete. The prepaid phone card and debit card market may also face competition from other types of products.

             Management believes the DCR market has become increasingly competitive, significantly reducing margins. In addition, technological advances may modify the market over the next few years. Management intends on reevaluating in 1999 the potential of the DCR market and determine whether new developments may be necessary to stay competitive and attain a continuing market share.


RESEARCH AND DEVELOPMENT     Research and Development expenditures totaled
$1,405 thousand and $582 thousand in 1998 and 1997, respectively. The 1998 expenditures were primarily directed towards the development of PlayPoint, together with the associated development of the Company's first counter top dispenser, CounterPoint. PlayPoint will provide advanced electronic, software, communication and dispensing capabilities. The Company believes that its recently developed dispensing system, which will be incorporated into PlayPoint and CounterPoint, is the most advanced, space efficient and cost effective dispenser of instant tickets in the world. Patents have been filed and/or received for PlayPoint's and CounterPoint's proprietary features. In addition, the PlayPoint cabinet has been ergonomically designed to not only generate increased impulse purchasing desires, but to fully comply with all ADA established guidelines.

             None of the Company's research and developments costs were borne directly by the Company's customers. The Company's research and development department designs hardware and software for new products, and maintains hardware and software support for existing products. Software is continually enhanced to satisfy customer requests. Many new features have evolved from the sales process (e.g., access code requirements, security features such as alarm and theft detection, report capabilities, and display features). Once developed, these features generally are incorporated as standard items in the product line. Software upgrades have included diagnostics for field service and memory management and configuration control. Hardware enhancements included features to provide local control, remote control and speech functions, and memory upgrades for software and data storage. Other hardware developments have focused on the physical size, look and ergonomics of the machines, and conformance with the requirements of the American Disabilities Act.


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

EMPLOYEES     As of March 1, 1999, the Company had 106 full-time employees, of whom 18 were in executive or administrative positions, 19 in quality control and production, 3 in research and development, 59 in field service, 6 in the warehouse and 1 in maintenance. In addition, the Company employed 20 people on a part-time basis in its field service department. None of the Company's employees are currently represented by a union, and the Company believes that its relations with its employees are good.

FACILITIES     The Company occupies approximately 32,000 square feet of
space in San Marcos, California. The premises include office, manufacturing and warehouse space. The Company currently pays monthly rent of $15,663 for this space. This lease terminates January 31, 2009. The Company believes that its facilities are adequate to meet its anticipated needs through the term of the lease.


ITEM 2.     DESCRIPTION OF PROPERTIES

At March 1, 1999 the Company had the following properties under lease:

Office, manufacturing, R & D and warehouse space in San Marcos, California at an annual rent of $187,956 through January 31, 2009.

Office, repair depot and warehouse space in Syracuse, New York on a month-to-month basis at an annual rent of $13,200.

Office, repair depot and warehouse space in Arnold, Missouri at an annual rent of $9,903 through October 2001.

Office, repair depot and warehouse space in Richmond, Virginia at an annual rent of $24,373 through July 2002.

Office, repair depot and warehouse space in Olympia, Washington at an annual rent of $9,600 through June 1999.

ITEM 3.     LEGAL PROCEEDING

             The Company is a party to legal proceedings in the ordinary course of its business, the most significant of which are described below.

             On January 11, 1999, the Company filed an action against Solutioneering, Inc. in Superior Court of California, County of San Diego.
A first amended complaint of said action was filed on February 9, 1999.
The action arises from the lease to Solutioneering, Inc. of 2,175 prepaid phone card vending terminals under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, the Company asserts that Solutioneering, Inc. has breached the Agreement and the Company has claimed damages of approximately $9 million. The Company's net balance sheet carrying value of the Solutioneering Inc. leased machines at December 31, 1998, is approximately $6.5 million. The Company believes the underlying value of Solutioneering, Inc.'s retail base exceeds the amount owed to its secured creditors and, therefore, the Company is prepared to acquire Solutioneering, Inc. should it seek protection from paying its obligations.
The Company believes that right-sizing Solutioneering, Inc. and reducing its costs can achieve adequate cash flow to operate and expand Solutioneering, Inc.'s business. However, there can be no assurances that the Company can acquire Solutioneering, Inc. or that cash flows can be achieved to pay its creditors if acquired. Solutioneering, Inc. continues to seek additional financing and to sell its business. The failure of Solutioneering, Inc. to raise additional capital or sell its business to a company able to fund the obligations, or the inability of On-Point to acquire Solutioneering, Inc.
and generate sufficient cash flows from the business could have a material adverse effect on the Company's financial results in 1999.

             On January 23, 1996, the Company's principal competitor, Interlott Technologies, Inc. ("ILI"), filed a civil action against the Company in the Common Pleas Court of Hamilton County, Ohio. The action arose from an agreement in principle between Interlott Technologies, Inc. and the Company which was signed on March 23, 1995 regarding a proposed merger transaction.
The Company asserted a counterclaim against ILI seeking declaratory judgement with regard to certain aspects of the agreement, seeking to recover the Company's own costs and expenses, and seeking compensatory damages from ILI for certain competition and torturous interference with business relations.
The parties reached a full and complete settlement of this action on March 4, No liability was admitted by either party pursuant to the settlement and the settlement had no material adverse effect on the Company's results of operations.


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

                        Fiscal 1998                     Fiscal 1997
                    High        Low                   High        Low
                    ----        ---                   ----        ---
First Quarter      3 13/16     1 3/4                 2 1/32       5/8
Second Quarter     3           1 3/4                 3          1 3/16
Third Quarter      2 1/16      1 9/32                2 13/16    1 5/8
Fourth Quarter     2 9/16      1                     3 1/4      1 5/8


     b) The number of stockholders of record of the Company's common stock, par value $.01 per share, as of March 5, 1999, was 289. The approximate number of beneficial shareholders is 2400.

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

             In August 1996, Metal Masters, Inc. received warrants to purchase 165,000 shares of the Company's Common Stock at $.69 pursuant to a settlement of a legal action. The warrants became exercisable in August 1996 and 100,000 shares had a one year term and 65,000 shares had a two year term. All of the warrants have been exercised.

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


             In May 1997, GMB Capital Partners received a warrant to purchase 45,000 shares of the Company's Common Stock at $2.52 per share in consideration for facilitating financing for the Company. The warrant as a three year term and became exercisable in May 1997.

             In May 1997, Coast Business Credit received a warrant to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to a financing agreement entered into with the Company. The warrant has a three year term and became exercisable in May 1997.

             In May 1997, Capital Structures Corporation and Colliers Iliff Thorn each received a warrant to purchase 25,000 shares of the Company's Common Stock at $1.24 per share pursuant to a commission settlement agreement entered into with the Company. The warrants had a one year term and have been exercised.

             In January 1998, Vanguard Strategies, Inc. and Mr. Robert L. Burr, former Chairman of the Board and former President and Chief Executive Officer, were each granted stock options for 50,000 shares of the Company's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in the Company's international operations. The options expire on December 31,2002 and vest the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

             In April 1998, Darius Anderson and James Bouskos each received an option to purchase 10,000 shares of the Company's Common Stock at $2.09 per share pursuant to their appointment as Advisory Directors. The options vest by April 1999 and expire in April 2001.

             In May 1998, Allan Halladay and Brian Roberts each received an option to purchase 50,000 shares of the Company's Common Stock at $2.09 per share pursuant to their assignment of certain intellectual property to the Company. The options vest the earlier of April 1, 2001 or upon the satisfaction of certain performance conditions. The options expire on December 31, 2001.

             In July 1998, Coast Business Credit received a warrant to purchase 10,000 shares of the Company's Common Stock at $1.63 per share pursuant to an amendment to a financing agreement entered into with the Company. The warrant became exercisable in July 1998 and expires on May 5, 2000.

             In September 1998, Elizabeth Williams received an option to purchase 5,000 shares of the Company's Common Stock at $1.66 per share pursuant to a consulting agreement entered into with the Company. The option vests over 2 years and expires on September 30,2003.

             In October 1998, Robert Burr received an option to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to his consulting agreement with the Company. The option vests on March 31, 2001, or earlier, if certain conditions are met. The option expires on September 30, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General     The Company's revenues through 1998 have been generated from
(i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals, and (iv) sales of associated parts.

             The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals requires the Company to invest capital or otherwise finance the manufacture of the vending terminals. The Company has obtained the resources necessary to finance its expanding base of leased terminals over the past two years through its line of credit, as well as through its existing cash flow and equity financing.

1998 COMPARED TO 1997     1998 revenues declined by approximately $1 million
or 6% from 1997, due to a lower number of vending terminal sales under sales or sales-type lease arrangements. This reduction occurred because of delays in certain contract proposals. In total, the Company installed or shipped approximately 1600 units in 1998 versus approximately 2900 units in 1997, a decrease of approximately 1300 units. Partially offsetting this decline was an approximate $700 thousand, or 15%, increase in service revenues. Operating lease revenue remained constant at a level of approximately $3.5 million.

             Cost of revenues, as a percentage of sales, improved by 2 percentage points from 72% in 1997 to 70% in 1998 due to slightly favorable gross margins combined with favorable manufacturing variances. Management anticipates that margins will decrease in 1999 as a result of increased competitive pressures on bid prices. However, the Company anticipates introducing its next generation lottery products in the summer of 1999 partly in response to the competitive pressures on its existing products.

             Operating expenses, as a percentage of sales, increased by 6 percentage points, due primarily to the $823 thousand increase in research and development as a result of increased new product development activities. The Company anticipates continued increased development efforts until the introduction of its next generation lottery products in 1999. Thereafter, the extent of its development efforts will depend on management's evaluation of the positioning of its other products.

             As a result of the above factors, 1998 income from operations of approximately $860 thousand represents a decline of $868 thousand from the 1997 operating income of approximately $1.7 million.

             Total other income and expense improved by $764 thousand in 1998 with: interest income up $667 thousand due to greater amortization of unearned income on sales type leases, lower interest expense by $181 thousand due primarily to reduced borrowings, and lower "other" costs by $143 thousand reflecting decreased losses on asset disposals. It is anticipated interest income will decrease in 1999 as a result of reduced amortization of unearned income in sales type leases.

          As a net result of the above described factors, the Company generated $1,711 thousand of net income in 1998, an increase of $139 thousand from 1997.


LIQUIDITY AND CAPITAL RESOURCES     In 1998 the Company generated approximately
$2.8 million of net cash from operating activities which, when combined with the approximate $2.2 million of net cash provided by financing activities and approximately $100 thousand reduction in cash and cash equivalents, was used for investing activities. In 1997 the Company generated approximately $300 thousand of net cash from operating activities which, when combined with the approximate $2.5 million of net cash provided by financing activities and approximately $200 thousand reduction in cash and cash equivalents, was used for investing activities. The principal investing activity in 1998 and 1997 was the net payment of costs associated with the equipment underlying long term lease agreements, both sales type and operating, which totaled approximately $4.9 million in 1998 and $2.9 million in 1997. Working capital of approximately $4.1 million at December 31, 1998 represents an increase of approximately $1 million over the approximate $3.1 million at December 31, 1997.

              The Company completed an equity financing and a debt financing during the second quarter of 1997. The equity financing was a private placement of $800 thousand of equity Units. The Units consisted of one share of Common Stock of the Company per $0.75 of equity investment, one-half Class A Warrants per $1.00 of equity investment and one Class B Warrant per $1.00 of equity investment. Each Class A Warrant was exercisable to purchase one share of Common Stock at a price of $1.25 per share for a period of one year while each Class B Warrant is exercisable to purchase one share of Common Stock at a price of $2.00 per share expiring March 18, 1999. Net proceeds to the Company from the private placement approximated $673 thousand in 1997. The Company received $911 thousand in cash in 1998 from the exercise of warrants from the private placement. On May 5, 1997, the Company entered into a Loan and Security Agreement for a revolving line of credit whereby the Company could borrow up to $3 million. Such agreement was amended on July 7, 1998 to increase the borrowing limit to $5 million. The loan bears interest at prime plus 2%, which is reduced by .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1998, the Company had borrowed approximately $3.9 million under this Agreement.

             Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $5 million debt financing to maintain its current level of operations. However, in order to accommodate recent contract awards, totaling approximately $27 million, together with other growth related opportunities in 1999 and beyond, the Company plans to seek additional financing during 1999.

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

YEAR 2000 COMPLIANCE   As is the case with most other companies using computers
in their operations, the Company is in the process of addressing the year
2000 problem. In 1997 the Company set up a committee to review its computer software and hardware, fax machines and telephones systems for year 2000 compliance.

             The Company's primary accounting and operational software provider has received year 2000 certification from the Information Technology Association of America. During 1998 the Company tested its central network system hardware and software as well as the hardware and software of each of its computer workstations. As a result, minor expenditures, under $25 thousand total cost, have been made to upgrade certain computer hardware, PC software and fax equipment to make them year 2000 compliant. The
Company believes that it is now year 2000 compliant with respect to its existing computer hardware, software and fax equipment and, therefore, believes that potential risks, including any potential third party risks, relating to year 2000 issues to be minimal. The Company's telephone system was not year 2000 compliant at December 31, 1998 and was upgraded in March 1999 at a cost of $13 thousand.



ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS

             The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------




To the Board of Directors and Shareholders of On-Point Technology Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of On-Point Technology Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of On-Point Technology Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






Deloitte & Touche LLP
San Diego, California
March 25, 1999

             On-Point Technology Systems, Inc. and Subsidiaries
                        Consolidated Balance Sheets



                                                                   December 31,
                                                              -----------------
Assets      Thousands of dollars, except share amounts         1998        1997
-------------------------------------------------------------------------------
Current assets:
           Cash and cash equivalents                           $129        $273
                    Accounts receivable, net                  2,744       1,961
                    Inventories                               3,143       2,704
                    Net investment in sales-type leases       1,586       1,638
                    Other current assets                        122          88
-------------------------------------------------------------------------------
Total current assets                                          7,724       6,664
-------------------------------------------------------------------------------
Plant, property and equipment, net                              422         582
Net investment in sales-type leases                           8,911       5,364
Property held for operating leases, net                       2,013       2,657
Other assets                                                    502         768
-------------------------------------------------------------------------------
Total assets                                                $19,572     $16,035
===============================================================================
Liabilities and shareholders' equity
-------------------------------------------------------------------------------
Current liabilities:
                    Accounts payable                         $1,190      $1,118
                    Current portion of long term debt           104         277
           Accrued expenses                                   2,301       2,134
-------------------------------------------------------------------------------
Total current liabilities                                     3,595       3,529
-------------------------------------------------------------------------------
Other liabilities                                               100         757
-------------------------------------------------------------------------------
Long-term debt                                                3,872       2,371
-------------------------------------------------------------------------------
Shareholders' Equity:
  Preferred stock, no par value, 2,000,000 shares
     authorized, no shares issued or outstanding                  -           -
  Common stock, $.01 par value, 20,000,000 shares
     authorized, 10,094,826 and 9,421,255 shares issued and
     outstanding, respectively                                  101          94
  Additional paid-in capital                                 30,939      30,030
  Accumulated deficit                                       (19,035)    (20,746)
--------------------------------------------------------------------------------
Total shareholders' equity                                   12,005        9,378
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $19,572      $16,035
================================================================================
See accompanying notes to consolidated financial statements.

             On-Point Technology Systems, Inc. and Subsidiaries
                    Consolidated Statements of Operations


Years ended December 31,
Thousands of dollars/shares, except per share amounts                1998
1997
--------------------------------------------------------------------------------
------------
Revenues                                                          $16,416
$17,439
Cost of revenues                                                   11,538
12,566
--------------------------------------------------------------------------------
------------
Gross profit                                                        4,878
4,873
--------------------------------------------------------------------------------
------------
Operating expenses:
              Selling, general and administrative                   2,613
2,563
              Research and development                              1,405
582
--------------------------------------------------------------------------------
------------
Total operating expenses                                            4,018
3,145
--------------------------------------------------------------------------------
------------
Income from operations                                                860
1,728
--------------------------------------------------------------------------------
------------
Other income (expense):
              Interest income                                       1,125
458
              Interest expense                                       (237)
(418)
              Other                                                   (17)
(160)
--------------------------------------------------------------------------------
------------
Total other income (expense)                                          871
(120)
--------------------------------------------------------------------------------
------------
Income before provision for income taxes                            1,731
1,608
Provision for income taxes                                             20
36
--------------------------------------------------------------------------------
------------
Net income                                                         $1,711
$1,572
================================================================================
============

Earnings per share:
     Basic:
               Earnings per share                                   $0.17
$0.17
================================================================================
============
               Weighted average shares                              9,882
9,011
================================================================================
============
     Diluted:
               Earnings per share                                   $0.15
$0.15
================================================================================
============
               Weighted average shares                             11,672
10,839
================================================================================
============
See accompanying notes to consolidated financial statements

             On-Point Technology Systems, Inc. and Subsidiaries
              Consolidated Statements of Shareholders' Equity




                                      Common Stock          Additional
                                      -----------              Paid-in
Accumulated
 Thousands shares/dollars           Shares    Amount           Capital
Deficit         Total
--------------------------------------------------------------------------------
---------------------------
Balance, January 1,1997              8,187       $82           $29,157
($22,318)        6,921
--------------------------------------------------------------------------------
---------------------------
 Warrants issued in compensation
       for services                    -          -                 75
-            75
 Issuance of common stock, net of
       $116 issuance costs           1,067        11               673
-           684
 Exercise of stock warrants            142         1               100
-           101
 Exercise of stock options              25         -                25
-            25
 Net income                  -                     -                 -
1,572         1,572
--------------------------------------------------------------------------------
---------------------------
Balance, December 31, 1997           9,421        94            30,030
(20,746)        9,378
--------------------------------------------------------------------------------
---------------------------
 Exercise of stock warrants            669         7               904
-           911
 Exercise of stock options               5         0                 5
-             5
 Net income                              -         -                 -
1,711         1,711
--------------------------------------------------------------------------------
---------------------------
Balance, December 31, 1998         10,095       $101           $30,939
($19,035)      $12,005
================================================================================
==========================


See accompanying notes to consolidated financial statements


              On-Point Technology Systems, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows




Years ended December 31,

-------------------------
Thousands of dollars
1998                1997
--------------------------------------------------------------------------------
-------------------------
Cash flows from operating activities
              Net income
$1,711              $1,572
              Adjustments to reconcile net income to net cash provided
                   by (used for) operating activities:
                   Depreciation and amortization
1,376               1,489
                   Non-cash charges, primarily changes in reserves
1,135                 (45)
                   Changes in assets and liabilities:
                         Accounts receivable
(642)               (627)
                         Inventories
(439)               (247)
                         Accounts payable
72              (1,563)
                         Accrued expenses
(625)               (275)
                         Deferred income
-                (518)
                         Other
165                 551
--------------------------------------------------------------------------------
--------------------------
Net cash provided by operating activities
2,753                 337
--------------------------------------------------------------------------------
--------------------------
Cash flows from investing activities:
              Purchases of plant, property and equipment
(283)               (176)
              Net investment in sales-type leases
(4,636)             (1,607)
              Investment in property held for operating leases
(303)             (1,305)
              Fixed asset disposals
81                  99
--------------------------------------------------------------------------------
-------------------------
Net cash used for investing activities:
(5,141)             (2,989)
--------------------------------------------------------------------------------
--------------------------
Cash flows from financing activities:
              Proceeds from exercise of stock warrants and options
916                 810
              Proceeds from debt financing
-                 655
              Proceeds from line of credit, net
1,605               2,267
              Repayment of notes payable
(277)             (1,311)
--------------------------------------------------------------------------------
--------------------------
Net cash provided by financing activities
2,244               2,421
--------------------------------------------------------------------------------
--------------------------
Decrease in cash and cash equivalents
(144)               (231)
--------------------------------------------------------------------------------
--------------------------
Cash and cash equivalents at beginning of period
273                 504
--------------------------------------------------------------------------------
--------------------------
Cash and cash equivalents at end of period
$129                $273
================================================================================
=========================
Supplemental cash flow information;
              Cash paid during the period for interest
$306                $281
              Cash paid during the period for income taxes
$117                 $27
================================================================================
==========================
See accompanying notes to consolidated financial statements

                ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                --------------------------------------------------
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------------
                      YEARS ENDED DECEMBER 31, 1998 AND 1997
                      --------------------------------------

1.     Summary of Significant Accounting Policies

              Organization On-Point Technology Systems, Inc. and subsidiaries, formerly Lottery Enterprises, Inc. (collectively, the "Company" or "On-Point") designs, manufactures, and services vending terminals for the retail sale and leasing of instant-winner lottery tickets (the "Instant Ticket Retailer" or "ITR*") and for the retail sale and leasing of prepaid telephone calling cards (the "Debit Card Retailer" or "DCR*"). The ITR terminals are sold or leased to state and provincial governments in the United States and Canada and to foreign governments and their licensees. DCR terminals are generally sold or leased to commercial customers.

             Liquidity The Company completed an equity financing and a debt financing in 1997. The equity financing was a private placement of $800 thousand of equity Units. The Units consist of one share of Common stock of the Company per $0.75 of equity investment, one-half Class A Warrant per $1.00 of equity investment and one Class B Warrant per $1.00 of equity investment. Each Class A Warrant is exercisable to purchase one share of Common Stock at a price of $1.25 per share for a period of one year while each Class B Warrant was exercisable to purchase one share of Common Stock at a price of $2.00 per share expiring March 18, 1999. Net proceeds to the Company in 1997 from the private placement approximated $673 thousand. The Company received $911 thousand in cash in 1998 from the exercise of warrants from the private placement. On May 5, 1997, the Company entered into a Loan and Security Agreement for a revolving line of credit whereby the Company could borrow up to $3,000,000. Such agreement was amended on July 7, 1998 to increase the borrowing limit to $5,000,000. The loan bears interest at Prime plus 2% which is reduced by .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1998, the Company had borrowed approximately $3.9 million under this Agreement.

             Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $5 million debt financing to maintain its current level of operations. However, in order to accommodate recent contract awards, totaling approximately $27 million, together with other growth related opportunities in 1999 and beyond, the Company plans to seek additional financing during 1999.

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

             Accounts Receivable Accounts receivable consists of amounts due to the Company from its normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on collection history. The Company's concentration of credit risk related to accounts receivable balances is limited due to the geographical diversity of customers making up the Company's customer base, thus spreading the credit risk. Bad debt expense was $(1) thousand and $62 thousand in 1998 and 1997, respectively.

             Included in accounts receivable are unbilled receivables representing amounts billable in accordance with specific contract terms. Substantially all unbilled receivables at December 31, 1998 are expected to be collected within one year.

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

             Revenues from sales-type leases are recognized at the present value of the future minimum payments for terminals, when such terminals are shipped or installed. The difference between the total future minimum payments plus the residual value of the equipment and the present value of such amounts is recorded as unearned income and amortized over the term of the lease so as to produce a constant rate of return. Any unearned income is recognized immediately upon the sale of the associated lease receivable.

             The Company also leases products under leases accounted for as operating leases. Terminals under operating leases are recorded net of accumulated depreciation. Assets under operating leases are depreciated to their residual value over four years. Income from operating leases is recognized as rentals become receivable according to provisions of the leases.

             Revenues arising from the sale of service and maintenance contracts are recognized ratably over the terms of the individual contracts. Any estimated losses on such contracts are charged to operations when identified.

             The Company's 1998 revenues include ITR sales and service to the state lottery of Virginia, to the state lottery of Illinois, to the State Lottery of Washington and to a DCR customer, Solutioneering
Inc., a telecommunications industry company that markets prepaid phone cards. Revenues from each of these customers individually exceeded 10% of total revenues in 1998 and in total comprised 64% of total revenues in 1998.
Amounts receivable from these customers represented 73% of accounts receivable as of December 31, 1998. One DCR customer, Solutioneering
Inc., represents 59% of the net investment in sales-type leases at December 31, 1998. The Company's 1997 revenues include ITR sales and service to the state lottery of Virginia, to the state lottery of Illinois, and to a DCR customer, Solutioneering. Revenues from each of these customers individually exceeded 10% of total revenues in 1997 and in total comprised 56% of total revenues in 1997. Amounts receivable from these customers represented 44% of accounts receivable as of December 31, 1997.

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

             The Company believes that the carrying amount of its outstanding notes payable at December 31, 1998 and 1997 is a reasonable estimate of their fair value. This was determined based on a review of borrowing rates available to the Company at December 31, 1998 and 1997 for loans with similar terms and average maturities.

             The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write down is recorded to reduce the asset to its estimated fair value.


2. Other Financial Data Following are details concerning certain balance sheet accounts as of December 31, 1998 and 1997 (in thousands):

                                                                        1998
1997
                                                                        ----
----
Accounts receivable:
Trade billed                                                          $2,605
$1,861
Trade unbilled                                                           291
394
                                                                      ------
------
                                                                       2,896
2,255
Less allowance for doubtful accounts                                    (152)
(294)
                                                                      -------
-------
               Total                                                  $2,744
$1,961
                                                                     =======
======

Inventories:
Materials                                                             $2,299
$1,844
Work-in-process                                                          274
220
Finished goods                                                           570
640
                                                                      ------
------
               Total                                                  $3,143
$2,704
                                                                      ======
======

Property, plant and equipment:
Computers and equipment                                               $1,236
$1,162
Furniture and fixtures                                                   325
332
Tooling                                                                  248
324
Building and improvements                                                 51
37
                                                                      ------
------
                                                                       1,860
1,855
Less accumulated depreciation                                         (1,438)
(1,273)
                                                                      -------
-------
               Total                                                    $422
$582
                                                                      ======
======
Other assets:
Patents                                                                 $715
$677
Software development costs                                               268
268
Deposits                                                                 134
628
Other                                                                    332
136
                                                                       ------
------
                                                                       1,449
1,709
Less accumulated amortization                                           (947)
(941)
                                                                      =======
======
               Total                                                    $502
$768

3. Notes Payable Notes payable at December 31, 1998 and 1997 consists of notes aggregating $3,976,000 and $2,648,000, respectively.
The notes bear interest at rates ranging from 9% to 10%. Included in notes payable is a Loan and Security Agreement entered into by the Company on May 5, 1997 for a revolving line of credit whereby the Company could borrow up to $3,000,000. Such agreement was amended on July 7, 1998 to increase the borrowing limit to $5,000,000. The loan bears interest at prime plus 2%, or 9.75% at December 31, 1998, which is reduced by .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1998, the Company had borrowed approximately $3.9 million under this Agreement.

             Future principal payments on notes payable as of December 31, 1998, are as follows (in thousands):

             Year ending December 31,

                  1999                            $104
                  2000                           3,872
                                                 -----
                                                $3,976
                                                ======


4. Other Liabilities Other liabilities at December 31, 1998 and 1997 included $100 thousand and $757 thousand, respectively, of various accrued expenses payable at dates beyond December 31, 1999 and 1998, respectively.

5. Operating Leases The Company leases certain of its vending terminals to customers under agreements accounted for as operating leases.
The net investment in vending terminals held under operating leases at December 31, 1998 and 1997 consisted of approximately $5.3 million and $5.1 million, respectively, less accumulated depreciation and reserves of approximately
$3.3 million and $2.4 million at December 31, 1998 and 1997, respectively.

             Approximate future minimum lease payments receivable by the Company under operating leases as of December 31, 1998, are as follows (in thousands):

             Year ending December 31,
                   1999                          $1,803
                   2000                              54
                                                 ------
                                                 $1,857
                                                 ======

6. Sales-Type Leases The Company leases certain of its vending terminals under agreements accounted for as sales-type leases. Included in product sales are approximately $4 million and $5 million of revenues related to sales-type leases for the years ended December 31, 1998 and 1997, respectively. These non-cancelable leases expire over the next one to five years.

             The following lists the components of the net investment in sales-type leases as of December 31, 1998 and 1997 (in thousands):

                                                             1998          1997
                                                             ----          ----
    Total minimum lease including service payments to
        be received                                       $13,308        $9,453
    Less amounts representing estimated executory
       costs, including profit                               (828)         (830)
                                                          --------       ------
    Net minimum lease payments receivable                  12,480         8,623
    Estimated unguaranteed residual value                   1,278         1,071
    Less unearned interest income                          (2,054)       (2,418)
    Less reserves for sales-type leases                    (1,207)         (274)
                                                           -------       -------
    Net investment in sales-type leases                  $10,497         $7,002
                                                          =======        =======

Future minimum lease including service payments due from customers under sales-type leases as of December 31, 1998, are as follows (in thousands):


                   Year ending December 31,

                   1999                          $3,100
                   2000                           6,711
                   2001                           2,136
                   2002                           1,152
                   2003                             209
                                                -------
                                                $13,308
                                                =======

             The amortization of unearned income for sales-type leases amounted to approximately $1,029 thousand and $458 thousand for the years ended December 31, 1998 and 1997, respectively, which is included in interest income.

7. Income Taxes Following is a reconciliation of the income tax benefit expected (based on the statutory federal income tax rate) to the actual income tax provision recorded (in thousands):


                                                                           1998
1997
                                                                          ------
------
      Tax benefit (expense) computed at the statutory federal
          rate of 34%                                                    $(589)
$(547)
      State income tax benefit, net of federal income tax effect          (103)
(95)
      Expenses not deductible for income tax
          purposes                                                          (6)
(9)
      Change in valuation allowance for
          deferred income tax assets                                       678
615
                                                                          ------
------
      Provision for income taxes                                          $(20)
$(36)

======

Deferred income tax assets and the related valuation allowance as of December 31, 1998 and 1997, result from the following temporary differences:


                                                       1998             1997
                                                      ------          ------
     Net operating loss carryforwards                $3,157           $2,411
       Inventory and other reserves                   2,092            3,516
     Valuation allowance                             (5,249)          (5,927)
                                                                      ------
     Net deferred income tax assets                      $-               $-
                                                                      ======


             Management believes future taxable income of the Company may be adequate to utilize a portion of the Company's net operating loss carryforwards and realize a portion of the related deferred income tax asset. However, due to significant losses for income tax reporting purposes prior to 1998 as well as the other issues currently being addressed by the Company, management has concluded that a valuation allowance is needed to reduce the carrying value of deferred income tax assets to zero.

             At December 31, 1998, the Company has $14.2 million of operating loss carryforwards and net deferred income tax assets consisting of current federal income tax loss carryforwards of approximately $9 million available to offset future federal taxable income which expire during the years 2011 through 2018 and net deferred income tax assets of approximately $5.2 million.

8.     Shareholders' Equity

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

             The Company has three fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                 1998                              1997
                   Net         Per Share         Net             Per Share
                Earnings    Basic   Diluted      Earnings    Basic      Diluted
                -------     -----   -------      --------    -----      -------
As Reported      $1,711     $0.17      $0.15      $1,572     $0.17        $0.15
                 ======     =====      =====      ======     =====        =====

Pro Forma        $1,443     $0.15      $0.12      $1,321     $0.15        $0.12
                 ======     =====      =====      ======     =====        =====

             In 1998 the fair value of options granted is estimated as approximately $685 thousand on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0% forfeiture rate of 14%; expected volatility of 51%; risk free interest rate of 4.65%; and expected lives of 4.09 years. In 1997 the fair value of options granted is estimated s approximately $391 thousand on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; forfeiture rate of 26%; expected volatility of 70%; risk free interest rate of 5.69%; and expected lives of 1.77 years.

             In October 1998, Robert Burr, a former Chairman of the Board, President and CEO of the Company, received a three year option to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to his consulting agreement with the Company. The option vests on March 31, 2001, or earlier, if certain conditions are met. In September 1998, a consultant received an option to purchase 5,000 shares of the Company' Common Stock at $1.66 per share pursuant to a consulting agreement entered into with the Company. The option vests over 2 years. In May 1998, two individuals, one of which is an officer of the Company, each received an option to purchase 50,000 shares of the Company's Common Stock at $2.09 per share pursuant to their assignment of certain intellectual property to the Company.
 The options vest the earlier of April 1, 2001, or upon the satisfaction of certain performance conditions. In April 1998, two advisory board members of the Company each received three year options to purchase 10,000 shares of the Company's Common Stock at $2.09 per share pursuant to their appointment as Advisory Directors. The options vest by April 1999. In January 1998,
Vanguard Strategies, Inc. and Mr. Robert L. Burr, were each granted five year stock options for 50,000 shares of the Company's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in the Company's international operations. The options vest at the earlier of June 30, 2002 (subject to certain conditions) or March
31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000. In January 1997, three consultants were granted options to purchase a total of 30,000 shares of the Company's common stock at $.90 per share. 25,000 shares vested in 1997 and the remaining 5,000 shares vested in 1998. In October 1994, pursuant to an agreement, an officer of the Company was granted an option to purchase 100,000 shares of the Company's common stock at $7.45 per share. This option vested on the d date of the grant. The fair value of the options granted during 1998 and 1997 was not material.

             Information regarding these option plans for 1998 and 1997 follows:

Options granted in 1996 included 870,000 shares issued at $.80 per share to Frederick Sandvick, the Company's Chief Executive Officer and Chairman of the Board of Directors, pursuant to a three year employment agreement.

                                          1998
1997
                                            Weighted Average
Weighted Average
                                Shares       Exercise Price          Shares
Exercise Price
                                ----------------------------         -----------
-------------------
Outstanding at January 1        1,280,380        $1.44               1,171,577
$2.21
Granted                           882,000         1.88                 367,080
1.13
Exercised                           5,085          .90                 (25,000)
1.00
Expired                            50,000         2.00                       0
-
Forfeited                          23,460         2.21                (233,277)
4.83
                                 --------                            ----------
Outstanding at December 31      2,083,835         1.61               1,280,380
1.44
                                =========                            =========

Option price range, December 31         $.80 - $7.54
$.80 - $7.54
Options available for grant, December 31  792,580
1,372,120

             The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:


         Shares              Options         Exercise                 Remaining
      Outstanding          Exercisable        Price                  Life
(Years)
     ------------          -----------       ---------              ------------
-
       80,000                65,000         .90 - 2.09                  0 - 2
      371,835               110,563         .90 - 2.88                  2 - 3
      662,000                     0        1.41 - 2.88                  4 - 5
      100,000               100,000            7.54                     5 - 6
      870,000               580,000             .80                       7

               Weighted Average                1.61                      5.2


             Stock Warrants  In January 1997, the Chairman and Chief
Executive Officer of the Company, received a warrant to purchase 500,000 shares of the Company's Common Stock at $.63 per share pursuant to his personal guaranty and indemnity in connection with a $2,000,000 performance bond. The warrant has a five year term and became exercisable in January 1997. In January 1997, Vanguard Strategies, Inc. ("VSI") received a warrant to purchase 250,000 shares of the Company's Common Stock at $.72 per share pursuant to a consulting agreement entered into with the Company. The warrant has a five year term and became exercisable in January 1997. In 1996, solely as compensation and not with respect to any recapitalization, the Company issued warrants to purchase 865,000 shares of the Company's common stock at prices ranging from $.60 - $.69 for terms of one to five years. VSI received 700,000 of these warrants pursuant to an agreement with the Company under which VSI, as exclusive consultant, assisted the Company in negotiating financing arrangements. The Company's Chief Executive Officer and Chairman of the Board of Directors, is the president and principal stockholder of VSI.
The Company recognized $80 thousand of compensation expense related to the 1996 VSI warrants.

9.     Commitments and Contingencies

             Purchase and Lease Commitments As of December 31, 1998 and 1997, the Company had no purchase commitments for production materials. No purchases against such commitments were made in 1997 and $600 thousand were made in 1997 (for purchase commitments at December 31, 1996).

             The Company leases facilities under operating leases expiring at various dates through January 2009. Rent expense for such facilities totaled $244 thousand and $264 thousand for the years ended December 31, 1998 and 1997, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

                   1999                             $254
                   2000                              283
                   2001                              279
                   2002                              253
                   2003                              215
                   2004-2008                         211
                   2009                               18
                                                 -------
                                                  $2,357
                                                 =======

             Legal Proceedings The Company is a party to legal proceedings in the ordinary course of its business, the most significant of which is described below.

             On January 11, 1999, the Company filed an action against Solutioneering, Inc. in Superior Court of California, County of
San Diego. A first amended complaint of said action was filed on February 9, 1999. The action arises from the lease to Solutioneering, Inc.
of 2,175 prepaid phone card vending terminals under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, the Company asserts that Solutioneering, Inc. has breached the Agreement and has claimed damages of approximately $9 million. The Company's net balance sheet carrying value of the Solutioneering, Inc. leased machines at December 31, 1998, is approximately $6.5 million.
The Company believes the underlying value of Solutioneering, Inc. retail base exceeds the amount owed to its secured creditors and, therefore, the Company is prepared to acquire Solutioneering, Inc. should it seek protection from paying its obligations. The Company believes that right-sizing Solutioneering, Inc. and reducing its costs can achieve adequate cash flow to operate and expand Solutioneering, Inc.'s business. However, there can be no assurances that the Company can acquire Solutioneering, Inc. or that cash flows can be achieved to pay its creditors if acquired. Solutioneering, Inc. continues to seek additional financing and to sell its business. The failure of Solutioneering, Inc. to raise additional capital or sell its business to a company able to fund the obligations, or the inability of On-Point to acquire Solutioneering, Inc. and generate sufficient cash flows from the business could have a material adverse effect on the Company's financial results in 1999.


10. Subsequent Event On January 23, 1996, the Company's principal competitor, Interlott Technologies, Inc. ("ILI"), filed a civil action against the Company in the Common Pleas Court of Hamilton County, Ohio. The action arose from an agreement in principle between Interlott Technologies, Inc.
and the Company which was signed on March 23, 1995 regarding a proposed merger transaction. The Company asserted a counterclaim against ILI seeking declaratory judgement with regard to certain aspects of the agreement, seeking to recover the Company's own costs and expenses, and seeking compensatory damages from ILI for certain competition and torturous interference with business relations. The parties reached a full and complete settlement of this action on March 4, 1999. No liability was admitted by either party pursuant to the settlement and the settlement had no material adverse effect on the Company's results of operations.



ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III.

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 10.       EXECUTIVE COMPENSATION

             The information required in incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

             The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A
a)   Exhibits
     --------
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


<APGE>

     10.11 Agreement to Purchase and Sale of Assets, dated February 9, 1993, between Registrant, CVS and Michael C. Brown (confidential treatment requested as to certain portions) (B)
     10.12 Documents relating to purchase of ITR terminals by the Province of Ontario (B)
     10.13 Stock Option Agreement between Robert L. Burr and the Trust, as amended (C)
     10.14               Lease with regard to 9190 Activity Road, San
                         Diego, CA premises (D)
     10.15               1993 Stock Option Plan (D)
     10.16               1994 Stock Option Plan (E)
     10.17               1994 Stock Option Plan for Directors (E)
     10.18               Agreement to acquire 50% of LEI Mexico (E)
     10.19               Agreement to sell machines to LEI Mexico (E)
     10.20               John Robinson Note (F)
     10.21               Employment agreement with Frederick Sandvick (G)
     10.22               Loan Agreement between Registrant and U.S.
                         Mortgage Bankers Corporation (I)
     10.23               Employment Agreement with Michael Wright (I)
     10.24 Loan and Security Agreement between Registrant and Coast Business Credit (J)
     10.25 Termination of Agreement between Registrant and Vanguard Strategies, Inc. (K)
     10.26 Amendment Number One to Loan and Security Agreement between Registrant and Coast Business Credit (L)
     24.1 Power of attorney (reference is made to Page II-5 of the Registration Statement as originally filed.) (A)

     (A) Incorporated by reference to Registrant's Registration Statement on Form S-2 dated April 23,1993 (Registration No. 33-61442)
     (B) Incorporated by reference to Registrant's Amendment No. 1 to the Registration Statement on Form S 2 filed on June 1, 1993.
     (C) Incorporated by reference to Registrant's Amendment No. 2 to the Registration Statement on Form S- 2 filed on June 21, 1993.
     (D)     Incorporated by reference to Registrant's Annual Report
             on Form 10-KSB for the year ended December 31, 1993.
     (E) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.
     (F) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995.
     (G) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996
     (H) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996
     (I) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.
     (J) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
     (K) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.
     (L) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998
     (M)     (b)     Reports on Form 8-K:  The Registrant did not file any
                     reports on Form 8-K during the last quarter for the year for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ON-POINT TECHNOLOGY SYSTEMS, INC.


Dated:    March 30, 1999               By:  /s/Frederick Sandvick
                                       ------------------------------
                                             Frederick Sandvick
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors

Dated:    March 30, 1999               By:  /s/Kenneth Hoitt
                                       ------------------------------
                                             Kenneth Hoitt
                                             Chief Financial and
                                             Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.




Dated:    March 30, 1999               By:  /s/John H. Olbrich
                                       ------------------------------
                                               John H. Olbrich, Director


Dated:    March 30, 1999               By:  /s/Ed M. Bacani
                                       ------------------------------
                                               Ed M. Bacani, Director