Form 10QSB
period 1999-03-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 1999-04-29
CIK 896195

----------------------------------------------------------------------

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                        FORM 10-QSB

                      X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 1999

                                            OR

                      _ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission file number 0-21738

                            ON-POINT TECHNOLOGY SYSTEMS, INC.
                     (Name of small business issuer in its charter)


         Nevada                                   33-0423037
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    1370 W. SAN MARCOS BLVD., SUITE 100, SAN MARCOS, CALIFORNIA 92069
          (Address of principal executive offices)             (Zip Code)

           Issuer's telephone number, including area code:  (760) 510-4900


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No_


As of April 12, 1999, 10,158,921 shares of Common Stock ($.01 par value) were outstanding.


         ----------------------------------------------------------------------

                                           INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 March 31, 1999 (Unaudited) and December 31, 1998             3

                Condensed Consolidated Statements of Operations (Unaudited)
                Three months ended March 31, 1999 and 1998                    4

                Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three months ended March 31, 1999 and 1998                    5

                Notes to Condensed Consolidated Financial Statements          6

         Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           6

Part II.  Other Information                                                   8


                            On-Point Technology Systems, Inc. and Subsidiaries
                                 Condensed Consolidated Balance Sheets


                                                               March 31, 1999       December 31, 1998
                                                               ---------------------------------------
Assets  Thousands of Dollars, except share amounts                (Unaudited)
-------------------------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents                                $47                   $129
                  Accounts receivable, net                               2,333                  2,744
                  Inventories                                            2,811                  3,143
                  Net investment in sales-type leases                    1,700                  1,586
                  Other current assets                                     173                    122
------------------------------------------------------------------------------------------------------
Total current assets                                                     7,064                  7,724
------------------------------------------------------------------------------------------------------
Plant, property and equipment, net                                         449                    422
Net investment in sales-type leases                                      9,369                  8,911
Property held for operating leases, net                                  1,887                  2,013
Other assets                                                             1,061                    502
------------------------------------------------------------------------------------------------------
Total assets                                                           $19,830                $19,572
=====================================================================================================
Liabilities and shareholders' equity
------------------------------------------------------------------------------------------------------
Current liabilities:
            Accounts payable                                            $1,617                 $1,190
            Current portion of long-term debt                               60                    104
            Accrued expenses                                             1,564                  2,301
------------------------------------------------------------------------------------------------------
Total current liabilities                                                3,241                  3,595
------------------------------------------------------------------------------------------------------
Other liabilities                                                          100                    100
-------------------------------------------------------------------------------------------------------
Long-term debt                                                           3,686                  3,872
-------------------------------------------------------------------------------------------------------
Shareholders' equity:
            Preferred stock, no par value, 2,000,000 shares
                authorized, no shares issued or outstanding                  -                      -
            Common stock, $.01 par value, 20,000,000 shares
                authorized, 10,158,921 and 10,094,826
                shares issued and outstanding, respectively                102                    101
Additional paid-in capital                                              31,062                 30,939
Accumulated deficit                                                    (18,361)               (19,035)
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                              12,803                 12,005
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $19,830                $19,572
======================================================================================================
See accompanying notes to condensed consolidated financial statements


                             On-Point Technology Systems, Inc. and Subsidiaries
                               Condensed Consolidated Statements of Operations
                                                (Unaudited)



                                                                       Three months ended March 31,
                                                                       -----------------------------
Thousands of dollars/shares, except per share amounts                          1999            1998
----------------------------------------------------------------------------------------------------
Revenues                                                                     $5,294          $4,278
Cost of revenues                                                              3,606           2,974
----------------------------------------------------------------------------------------------------
Gross profit                                                                  1,688           1,304
----------------------------------------------------------------------------------------------------
Operating expenses:
           Selling, general and administrative                                  719             670
           Research and development                                             266             189
----------------------------------------------------------------------------------------------------
Total operating expenses                                                        985             859
----------------------------------------------------------------------------------------------------
Income from operations                                                          703             445
----------------------------------------------------------------------------------------------------
Other income (expenses):
           Interest income                                                       70             258
           Interest expense                                                     (84)           (148)
           Other                                                                (15)             (2)
-----------------------------------------------------------------------------------------------------
Total other income (expense)                                                    (29)            108
----------------------------------------------------------------------------------------------------
Net income                                                                      $674           $553
=====================================================================================================

Earnings per share:
   Basic:
           Earnings per share                                                  $0.07          $0.06
====================================================================================================
           Weighted average shares                                            10,108          9,475
====================================================================================================
   Diluted:
           Earnings per share                                                  $0.06          $0.05
====================================================================================================
           Weighted average shares                                            11,922         11,816
====================================================================================================
See accompanying notes to condensed consolidated financial statements



                            On-Point Technology Systems, Inc. and Subsidiaries
                              Condensed Consolidated Statements of Cash Flows
                                                (Unaudited)



                                                                        Three months ended March 31,
-----------------------------------------------------------------------------------------------------
Thousand of dollars                                                             1999            1998
-----------------------------------------------------------------------------------------------------
                                                                                              >C>
Cash flows from operating activities:
         Net income                                                             $674            $553
         Adjustments to reconcile net income to net cash provided
             by (used for) operating activities:
             Depreciation and amortization                                       357             329
             Non-cash charges, primarily changes in reserves                       -             (17)
             Changes in assets and liabilities:
                  Accounts receivable                                            411           (597)
                  Inventories                                                    332             400
                  Accounts payable                                               427            (113)
                  Accrued expenses                                              (737)           (111)
                  Other                                                         (628)            378
Net cash provided by operating activities                                        836             822
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment                             (126)            (82)
         Net investment in sales-type leases                                    (572)           (724)
         Investment in property held for operating leases                       (139)             (1)
         Fixed asset disposals                                                    25               9
-----------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (812)           (798)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock warrants and options                    124             514
         Reduction of line of credit, net                                      (186)           (689)
         Repayment of notes payable                                              (44)           (114)
------------------------------------------------------------------------------------------------------
Net cash (used) for financing activities                                    (106)           (289)
------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                            (82)           (265)
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                 129             273
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $47              $8
=====================================================================================================
Supplemental cash flow information:
         Cash paid during the period for interest                                $85             $78
         Cash paid during the period for income taxes                            $(1)            $91
=====================================================================================================
See accompanying notes to condensed consolidated financial statements

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



1.     BASIS OF PRESENTATION   The accounting and reporting policies of On-Point
Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements for the three months ended March 31, 1999 and 1998 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1998 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

2.     CONTINGENCIES   Reference is made to the legal proceedings section of the
Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. With respect to the Company's legal action for breach of contract brought against Solutioneering, Inc. on March 25, 1999 Solutioneering, Inc. filed an objection to the action on the grounds that the causes of action failed to state facts sufficient to constitute such causes of action. A hearing on the matter has been scheduled for April 30, 1999. No other material developments occurred during the Company's quarter ended March 31, 1999 with respect to such matters other than as previously disclosed.

3.     PROVISIONS FOR INCOME TAXES   No provisions for federal or state income
taxes have been made for the three month period ended March 31, 1999. At December 31, 1998, the Company had $14.2 million of operating loss carryforwards and net deferred income tax assets consisting of current federal income tax loss carryforwards of approximately $9 million available to offset future federal taxable income which expire during the years 2011 through 2018 and net deferred income tax assets of approximately $5.2 million.

4.     PER SHARE INFORMATION     In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" establishing standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.

5.     SHAREHOLDERS' EQUITY     The $798,000 increase in shareholders' equity
from $12,005,000 at December 31, 1998 to $12,803,000 at March 31, 1999 was
comprised of $674,000 of net income and $124,000 of exercised stock warrants and options.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

       GENERAL        The Company's revenues through March 31, 1999 have been
generated from (i) sales of vending terminals (ii) leases of vending terminals
(iii) performance of service on vending terminals, and (iv) sales of associated parts.

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

      RESULTS OF OPERATIONS   Revenues for the three months ended March 31, 1999
increased by approximately $1 million or 24% from the prior year. The increase was comprised entirely of higher volume. The increase in revenue was primarily due to greater vending terminal sales and sales-type lease arrangements, rather than operating lease arrangements, with lottery customers. In total, the Company installed or shipped approximately 725 units in the first quarter of 1999 versus approximately 470 units in the first quarter of 1998.

          Cost of revenues, as a percentage of sales, improved from 70% in 1998 to 68% in 1999 reflecting favorable gross margins combined with favorable manufacturing variances generated by higher vending terminal production volume.

          Operating expenses, which includes selling, general and administrative costs and research and development costs, increased by $126 thousand in 1999, or 15%. Selling, general and administrative costs increased by $49 thousand as a result of increased marketing efforts. Research and development costs increased by $77 thousand as a result of increased new product development activities. As a percentage to sales, operating expenses declined from 20% in 1998 to 19% in 1999.

          As a result of the above factors, the 1999 first quarter generated income from operations of $703 thousand, which represents an improvement of $258 thousand from the 1998 first quarter operating profit of $445 thousand.

          Total other income and expense declined by $137 thousand from the prior year primarily reflecting lower amortization of unearned income on sales-type leases partially offset by lower interest cost reflecting reduced borrowing.

          The net income for the three months ended March 31, 1999 of $674 thousand represents a $121 thousand or 22% improvement from the 1998 first quarter net profit of $553 thousand.


       LIQUIDITY AND CAPITAL RESOURCES During the three months ended March 31, 1999 and 1998, respectively, the Company used the $836 thousand and $822 thousand, respectively, of net cash provided by operating activities principally for investing activities. The principal investing activity was the net payment of costs associated with the equipment underlying long-term lease agreements, both sales-type and operating, which totaled $711 thousand in 1999 and $725 thousand in 1998. Additionally, in the first quarter of 1998 debt was reduced by $803 thousand. As a net result of the above cash activities, cash and cash equivalents declined by $82 thousand in the quarter ended March 31, 1999 while working capital declined by $306 thousand but remains at over $3.8 million at March 31, 1999.

          Management believes the Company has sufficient liquidity, because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $5 million debt financing (which matures on April 30, 2000) to maintain its current level of operations. However, in order to accommodate recent contract awards, totaling approximately $27 million, together with other growth related opportunities in 1999 and beyond, the Company plans to seek additional financing during 1999.

       YEAR 2000 COMPLIANCE     As is the case with most other companies using
computers in their operations, the Company is in the process of addressing the year 2000 problem. In 1997 the Company set up a committee to review its computer software and hardware, fax machines and telephone systems for year 2000 compliance.

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



PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

       Reference is made to Item 3 in the Registrant's Form 10-KSB for the year ended December 31, 1998 for a description of its legal proceedings. With respect to the Company's legal action for breach of contract brought against Solutioneering, Inc. on March 25, 1999 Solutioneering, Inc. filed an objection to the action on the grounds that the causes of action failed to state facts sufficient to constitute such causes of action. A hearing on the matter has been scheduled for April 30, 1999. No other material developments occurred during the Registrants' quarter ended March 31, 1999 other than as previously disclosed.

ITEM 2.     CHANGES IN SECURITIES
     (a)     None
     (b)     None
     (c)     None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.     OTHER INFORMATION

             None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits
             10.27     Settlement Agreement with Interlott Technologies, Inc.

     (b)    Reports on Form 8-K
            None

                                   SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                       ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  April 29, 1999                  /s/ Kenneth Hoitt
                                       ------------------------------------
                                       As Chief Financial Officer on behalf
                                       of Registrant and as Registrant's
                                       Principal Financial & Accounting Officer