Form 10KSB/A
period 1998-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 1999-04-30
CIK 896195

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X]     AMENDMENT NO 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934     [Fee Required]
[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE
        ACT OF 1934              [No Fee Required]

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

Amendment No. 1 to the December 31, 1998 Form 10-KSB includes Part III items 9 Through 12 not previously submitted.

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

             In September 1998, Elizabeth Williams received an option to purchase 5,000 shares of the Company's Common Stock at $1.66 per share pursuant to a consulting agreement entered into with the Company. The option vests over 2 1/2 years and expires on September 30,2003.

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

             On-Point Technology Systems, Inc. and Subsidiaries
                    Consolidated Statements of Operations


Years ended December 31,
Thousands of dollars/shares, except per share amounts                1998               1997
--------------------------------------------------------------------------------------------
Revenues                                                          $16,416            $17,439
Cost of revenues                                                   11,538             12,566
--------------------------------------------------------------------------------------------
Gross profit                                                        4,878              4,873
--------------------------------------------------------------------------------------------
Operating expenses:
              Selling, general and administrative                   2,613              2,563
              Research and development                              1,405                582
--------------------------------------------------------------------------------------------
Total operating expenses                                            4,018              3,145
--------------------------------------------------------------------------------------------
Income from operations                                                860              1,728
--------------------------------------------------------------------------------------------
Other income (expense):
              Interest income                                       1,125                458
              Interest expense                                       (237)              (418)
              Other                                                   (17)              (160)
--------------------------------------------------------------------------------------------
Total other income (expense)                                          871              (120)
--------------------------------------------------------------------------------------------
Income before provision for income taxes                            1,731              1,608
Provision for income taxes                                             20                 36
--------------------------------------------------------------------------------------------
Net income                                                         $1,711             $1,572
============================================================================================

Earnings per share:
     Basic:
               Earnings per share                                   $0.17              $0.17
============================================================================================
               Weighted average shares                              9,882              9,011
============================================================================================
     Diluted:
               Earnings per share                                   $0.15              $0.15
============================================================================================
               Weighted average shares                             11,672             10,839
============================================================================================
See accompanying notes to consolidated financial statements

             On-Point Technology Systems, Inc. and Subsidiaries
              Consolidated Statements of Shareholders' Equity




                                      Common Stock          Additional
                                      -----------              Paid-in           Accumulated
 Thousands shares/dollars           Shares    Amount           Capital               Deficit         Total
-----------------------------------------------------------------------------------------------------------
Balance, January 1,1997              8,187       $82           $29,157              ($22,318)        6,921
-----------------------------------------------------------------------------------------------------------
 Warrants issued in compensation
       for services                    -          -                 75                     -            75
 Issuance of common stock, net of
       $116 issuance costs           1,067        11               673                     -           684
 Exercise of stock warrants            142         1               100                     -           101
 Exercise of stock options              25         -                25                     -            25
 Net income                  -                     -                 -                 1,572         1,572
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1997           9,421        94            30,030               (20,746)        9,378
-----------------------------------------------------------------------------------------------------------
 Exercise of stock warrants            669         7               904                     -           911
 Exercise of stock options               5         0                 5                     -             5
 Net income                              -         -                 -                 1,711         1,711
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998         10,095       $101           $30,939              ($19,035)      $12,005
==========================================================================================================


See accompanying notes to consolidated financial statements


              On-Point Technology Systems, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows



                                                                                Years ended December 31,
                                                                                -------------------------
Thousands of dollars                                                            1998                1997
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
              Net income                                                      $1,711              $1,572
              Adjustments to reconcile net income to net cash provided
                   by (used for) operating activities:
                   Depreciation and amortization                               1,376               1,489
                   Non-cash charges, primarily changes in reserves             1,135                 (45)
                   Changes in assets and liabilities:
                         Accounts receivable                                    (642)               (627)
                         Inventories                                            (439)               (247)
                         Accounts payable                                         72              (1,563)
                         Accrued expenses                                       (625)               (275)
                         Deferred income                                           -                (518)
                         Other                                                   165                 551
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      2,753                 337
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
              Purchases of plant, property and equipment                        (283)               (176)
              Net investment in sales-type leases                             (4,636)             (1,607)
              Investment in property held for operating leases                  (303)             (1,305)
              Fixed asset disposals                                               81                  99
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities:                                       (5,141)             (2,989)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
              Proceeds from exercise of stock warrants and options               916                 810
              Proceeds from debt financing                                         -                 655
              Proceeds from line of credit, net                                1,605               2,267
              Repayment of notes payable                                        (277)             (1,311)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      2,244               2,421
----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                           (144)               (231)
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                 273                 504
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $129                $273
=========================================================================================================
Supplemental cash flow information;
              Cash paid during the period for interest                          $306                $281
              Cash paid during the period for income taxes                      $117                 $27
==========================================================================================================
See accompanying notes to consolidated financial statements

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

             In October 1998, Robert Burr, a former Chairman of the Board, President and CEO of the Company, received a three year option to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to his consulting agreement with the Company. The option vests on March 31, 2001, or earlier, if certain conditions are met. In September 1998, a consultant received an option to purchase 5,000 shares of the Company' Common Stock at $1.66 per share pursuant to a consulting agreement entered into with the Company. The option vests over 2 1/2 years. In May 1998, two individuals, one of which is an officer of the Company, each received an option to purchase 50,000 shares of the Company's Common Stock at $2.09 per share pursuant to their assignment of certain intellectual property to the Company.
 The options vest the earlier of April 1, 2001, or upon the satisfaction of certain performance conditions. In April 1998, two advisory board members of the Company each received three year options to purchase 10,000 shares of the Company's Common Stock at $2.09 per share pursuant to their appointment as Advisory Directors. The options vest by April 1999. In January 1998,
Vanguard Strategies, Inc. and Mr. Robert L. Burr, were each granted five year stock options for 50,000 shares of the Company's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in the Company's international operations. The options vest at the earlier of June 30, 2002 (subject to certain conditions) or March
31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000. In January 1997, three consultants were granted options to purchase a total of 30,000 shares of the Company's common stock at $.90 per share. 25,000 shares vested in 1997 and the remaining 5,000 shares vested in 1998. In October 1994, pursuant to an agreement, an officer of the Company was granted an option to purchase 100,000 shares of the Company's common stock at $7.45 per share. This option vested on the d date of the grant. The fair value of the options granted during 1998 and 1997 was not material.

             Information regarding these option plans for 1998 and 1997 follows:

Options granted in 1996 included 870,000 shares issued at $.80 per share to Frederick Sandvick, the Company's Chief Executive Officer and Chairman of the Board of Directors, pursuant to a three year employment agreement.

                                          1998                                  1997
                                            Weighted Average                       Weighted Average
                                Shares       Exercise Price          Shares         Exercise Price
                                ----------------------------         ------------------------------
Outstanding at January 1        1,280,380        $1.44               1,171,577          $2.21
Granted                           882,000         1.88                 367,080           1.13
Exercised                           5,085          .90                 (25,000)          1.00
Expired                            50,000         2.00                       0              -
Forfeited                          23,460         2.21                (233,277)          4.83
                                 --------                            ----------
Outstanding at December 31      2,083,835         1.61               1,280,380           1.44
                                =========                            =========

Option price range, December 31         $.80 - $7.54                          $.80 - $7.54
Options available for grant, December 31  792,580                               1,372,120

             The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:


         Shares              Options         Exercise                 Remaining
      Outstanding          Exercisable        Price                  Life (Years)
     ------------          -----------       ---------              -------------
       80,000                65,000         .90 - 2.09                  0 - 2
      371,835               110,563         .90 - 2.88                  2 - 3
      662,000                     0        1.41 - 2.88                  4 - 5
      100,000               100,000            7.54                     5 - 6
      870,000               580,000             .80                       7

               Weighted Average                1.61                      5.2


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



ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III.

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The names, ages and positions of the directors (1), executive officers and key employees of the Company are as follows:

Name                    Age    Position
----                    ---    ---------
Frederick Sandvick      41     Chief Executive Officer and Chairman of the Board
John H. Olbrich(2)(3)   36     Director
Ed M. Bacani(2)(3)      60     Director
Kenneth Hoitt           51     Chief Financial Officer, Secretary and Treasurer
Brian J. Roberts        51     Senior Vice President

------------------------

(1)Each director of the Company holds office until the next annual meeting of shareholders and until a successor has been elected and qualified, or until his earlier resignation or removal.
(2)Audit Committee Member.
(3)Compensation Committee Member.

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

     John H. Olbrich has been the owner and President of U.S. Mortgage Bankers Corporation, a residential mortgage brokerage firm since 1991. Mr. Olbrich has been in the real estate mortgage business for approximately 12 years. Mr. Olbrich is Mr. Sandvick's half brother. See "Certain Relationships and Related Transactions", herein.

     Ed M. Bacani has been the owner of Bacani Accountancy, an accounting and business consulting firm, since October 1995. From 1989 to 1995, Mr. Bacani was the managing partner of the San Diego office of J.H. Cohn & Co., a national accounting firm. Mr. Bacani is a certified public accountant. Mr. Bacani was appointed to the Board in April 1998.

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

     Brian J. Roberts has been the Company's Senior Vice President since
July 1996. From December 1994 to July 1996, Mr. Roberts was the Company's Director of Marketing and Business Development. From 1984 to 1994, Mr. Roberts was a Vice President of International Lottery and Totalizator Systems, Inc.

ITEM 10.     MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

     The following information relates to compensation of the Company's Chief Executive Officer for the Company's fiscal years ended December 31, 1998, 1997 and 1996. No other executive officer of the Company received total annual salary and bonuses in excess of $100,000 during those fiscal years.

     The Compensation Committee did not have a substantial role in setting compensation in 1998, 1997 and 1996 because the Chief Executive Officer was engaged pursuant to an employment agreement which fixed compensation. The role of the Compensation Committee and its policies will continue to increase as employment agreements expire and compensation packages are negotiated with key executives.


                           SUMMARY COMPENSATION TABLE

Annual Compensation                             Long-Term Compensation Awards
-------------------                             -----------------------------

Name and            Year   Salary($)  Bonus($)  Other Annual  Restricted    Securities   Long-Term
Principal                                       Compensation  Stock Awards  Underlying   Incentive    All Other
Position                                        ($)(1)        ($)           Options/     Plan         Compensation
                                                                             SARs (#)    Payouts($)   ($)(2)(3)
Frederick Sandvick  1998   255,000    85,550     0             0             290,000(3)   0             0
                    1997   141,000    0          7,243         0             0            0             0
                    1996   191,129    0          0             0             2,030,000(2) 0             0

-------------------

(1)Reflects a car allowance to cover automobile expenses.
(2)Includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).
(3)Includes options to purchase 240,000 shares of common stock granted to Mr. Sandvick and options to purchase 50,000 shares of common stock granted to Vanguard Strategies, Inc (see "Certain Relationships and Related Transactions" herein).


Employment Agreements

     Mr. Sandvick serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to a three year employment agreement commencing on January 9, 1996. The agreement has been extended for three additional years and will terminate unless further extended or sooner terminated, on December 31, 2001. The term of the agreement is automatically extended annually for an additional year unless notice is given by either party that such party does not wish to extend the agreement term. The agreement provides for an annual base salary of $180,000 through June 30, 1996 with $30,000 annual increases thereafter. The agreement provides for an increase in the annual base salary to at least $300,000 per year if the Company's pre tax income as defined, for any calendar year equals or exceeds $2 million. Mr. Sandvick is entitled to an annual bonus equal to 5% of the first $10 million of the Company's pre tax income and 7% of the Company's pre tax income in excess of $10 million.
 Pursuant to the agreement, on the commencement of employment Mr. Sandvick was granted a ten-year option to acquire 870,000 shares of the Company's common stock at a price of $.80 per share, such price representing the greater of (1) the closing price on the date of stock holder approval of the First Amendment to the Company's 1994 Stock Option Plan or (2) the average of the closing sales price for the 20 trading days preceding the effective date of the agreement. One-third of the shares subject to the option award became exercisable on January 9, 1996 and one-third of the shares became exercisable over the next two years in equal annual increments. Mr. Sandvick is also entitled to participate in other employee benefit plans and the Company is obligated to reimburse Mr. Sandvick for, or pay directly, the costs of a personal plan of disability providing for $15,000 per month disability benefits.

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


Option Grants in Fiscal 1998

The following table represents certain information regarding stock option grants to each of the Named Executive Officers during the fiscal year ended December 31, 1998.



                                       Individual Grants
                                       -----------------


                    Number of               Percent of Total
                    Securities              Options Granted          Exercise of
                Underlying Options          To Employees in          Base Price        Expiration
Name                 Granted                  Fiscal Year             ($/Share)           Date
----                 --------                 -----------             --------            ----
Frederick Sandvick    240,000                       43                   $1.41            09/30/03


Option Exercises in Fiscal 1998 and Fiscal Year-End Option Values

The following table presents certain information regarding stock option exercises during fiscal 1998.


                      Shares                    Number of Securities Underlying        Value of Unexercised
                    Acquired on           Value          Unexercised                        In-The-Money
Name                Exercise (#)       Realized($)   Options/SARs at FY-End          (#)Options/SARs at FY-End($)
----         -----------        -----------        ----------------------          ----------------------------
                                                     Exercisable        Unexercisable    Exercisable      Unexercisable
Frederick Sandvick     0                    0        2,320,000(1)       290,000(2)       2,788,420        119,040

---------------------

(1)Includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).
(2)Includes options to purchase 240,000 shares of common stock granted to Mr. Sandvick and options to purchase 50,000 shares of common stock granted to Vanguard Strategies, Inc. in 1998 (see "Certain Relationships and Related Transactions" herein).


Compensation of Directors

     During 1998, 1997 and 1996 each outside director was automatically
Granted 10,000 shares of the Company's common stock pursuant to the July 26, 1996 Amendment to the 1994 Stock Option Plan for Directors which provided a formula for granting options to outside directors. In addition, each outside director, other than Mr. John Robinson, received an additional grant of 10,000 shares of the Company's common stock in lieu of cash compensation for serving as a director pursuant to the August 28, 1997 Amendment to the 1994 Stock Option Plan for Directors which modifies the formula for granting options to outside directors by providing for the grant of options in lieu of cash compensation for serving as director. Mr. Robinson was paid $2,500 in March 1998 for services as a Director during the period July 26, 1996 through August 27 1997 pursuant to the compensation arrangement in effect during that service period.

1993 Stock Option Plan

     On March 1, 1993, the Company adopted the 1993 Stock Option Plan (the "Plan") under which 472,500 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of the Company. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of the Company at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more that 10% of the Company's voting securities unless the exercise price is a least 110% of the fair market value of the underlying common stock and the option expires on before five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock which underlie outstanding options are increased proportionately in the event of a stock split or dividend. As of December
31, 1998, 459,920 options have been granted under this Plan.


1994 Stock Option Plan

     On April 21, 1994, the Company adopted the 1994 Stock Option Plan
(the "Plan") under which 525,000 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of the Company. On January 8, 1996 the plan was amended to increase the shares available for issuance to 1,500,000. Such amendment was approved by the stockholders on July 26, 1996. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of the Company at the time the options are granted.
In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more than 10% of the Company's voting securities unless the exercise price is at least 110% of the fair market value of the underlying common stock and the option expires on or before five years from the date of grant. The Plan contains an anti-dilution provision five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock which underlie outstanding options are increased proportionately in the event of a stock split or dividend. As of December 31, 1998, 1,165,000 options have been granted under this plan.


1994 Stock Option Plan for Directors

     On April 21, 1994, the Company adopted the 1994 Stock Option Plan for Directors (the "Directors' Plan") under which 525,000 shares of common stock may be issued to Directors of the Company. Options issued under the Directors' Plan are non-qualified stock options. The Board of Directors, excluding outside Directors who are eligible for the Directors' Plan, subject to the provisions of the Directors' Plan, has authority to determine the outside Directors to whom Options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Directors' Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. The Directors' Plan contains an anti-dilution provision whereby the shares of common stock which underlie outstanding options are increased proportionately in the event of a stock split or dividend. As of December 31, 1998, 80,000 options have been granted under this plan.

Bonus Policy

     While the Company has no established policy, other than as provided in the Chief Executive Officer's employment agreement, to award cash or stock bonuses to its officers, it may elect to pay bonuses to reward the performance of its
officers.   The Company awarded cash bonuses of approximately $108 thousand and
$14 thousand in 1998 and 1997, respectively.   No cash bonuses were awarded in
1996.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 5, 1999, the shares of the Company's Capital Stock beneficially owned by each 5% beneficial owner, by each Director or nominee, by each named executive officer individually, and by all Directors and executive officers as a group:


                                     Number of
                                       Shares
Name and Address of                 Beneficially
Beneficial Owner                      Owned(1)                     Percentage of Class
----------------                      --------                     --------------------
Robert and Catherine Burr(2)           784,662                           6.11
5168 Renaissance Dr.
San Diego, CA  92122

Frederick Sandvick(3)                2,600,000                          20.26
108 Ivy Street
San Diego, CA  92101

John H. Olbrich(4)                     241,667                           1.88
3256 Loma Vista Dr.
Jamul, CA 91935

Ed M. Bacani(5)                         12,000                            .09
8076 El Extenso Court
San Diego, CA  92119

All directors and executive
officers as a group (5 persons)      3,791,165                          29.54

------------------------

(1)Unless otherwise indicated, all shares are owned beneficially and of record.
(2)Of the shares of common stock reflected in the table above, 7,984 are registered in Mr. Burr's name, and 35,556 are held as community property by Mr. and Mrs. Burr. The table includes 741,122 shares held by The Burr Family Trust. Mr. and Mrs. Burr, as trustees of the trust, exercise sole voting and investment control over these 741,122 shares of common stock.
(3)Of the shares of common stock reflected in the table above, 40,000 are registered in Mr. Sandvick's name. The table includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. The table also includes options to purchase 240,000 shares of common stock and options to purchase 50,000 shares of common stock granted to Mr. Sandvick in 1998
(see "Certain Relationships and Related Transactions" herein).
(4)Of the shares of common stock reflected in the table above, 141,667 are registered in Mr. Olbrich's name. The table includes warrants to purchase 50,000 shares of common stock and options to purchase 50,000 shares of common stock.
(5)The number includes 2,000 shares of common stock owned by Mrs. Bacani to which Mr. Bacani disclaims any beneficial ownership and options to purchase 10,000 shares of common stock.



ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1995, Mr. Robinson, who was then an outside Director of the Company, loaned the Company $250,000 at an interest rate of 10% per annum and secured by a certain lease agreement and related equipment. The remaining principal and interest on this loan totaling $118,745 was paid to Mr. Robinson in May 1997. Mr. Robinson received a warrant to purchase 25,000 shares of the Company's common stock at $2.50 per share as additional consideration for the loan.

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