Form 10QSB
period 1999-06-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 1999-08-13
CIK 896195

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

                 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

    1370 W. SAN MARCOS BLVD, SUITE 100, SAN MARCOS, CALIFORNIA 92126-4349
               (Address of principal executive offices) (Zip Code)

        Issuer's telephone number, including area code:  (760) 510-4900


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No_

As of July 27, 1999, there were 10,219,341 shares of Common Stock ($.01 par value) outstanding.
-------------------------------------------------------------------------------

                                      INDEX


Part I.     Financial Information                                        Page
                                                                         ----
          Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1999 (Unaudited) and
          December 31, 1998                                                 3

          Condensed Consolidated Statements
          of Operations (Unaudited)
          Three Months and Six Months Ended
          June 30, 1999 and 1998                                            4

          Condensed Consolidated Statements
          of Cash Flows (Unaudited)
          Six Months Ended June 30, 1999 and 1998                           5

          Notes to Condensed Consolidated Financial Statements              6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations        7

Part II.  Other Information                                                 8

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                        1999     December 31,
Assets   Thousands of dollars, except share amounts  (Unaudited)       1998
-----------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents               $190          $129
                  Accounts receivable, net               4,361         2,744
                  Inventories                            2,563         3,143
                  Net investment in sales-type leases    1,769         1,586
                  Other current assets                     230           122
-----------------------------------------------------------------------------
Total current assets                                     9,113         7,724
-----------------------------------------------------------------------------
Plant, property and equipment, net                         429           422
Net investment in sales-type leases                      9,440         8,911
Property held for operating leases, net                  1,715         2,013
Other assets                                             1,360           502
-----------------------------------------------------------------------------
Total assets                                           $22,057       $19,572
=============================================================================
Liabilities and shareholders' equity
Current liabilities:
                  Accounts payable                      $2,003        $1,190
                  Current portion of long term debt         30           104
                  Accrued expenses                       1,559         2,301
-----------------------------------------------------------------------------
Total current liabilities                                3,592         3,595
-----------------------------------------------------------------------------
Other liabilities                                          100           100
-----------------------------------------------------------------------------
Long-term debt                                           4,930         3,872
-----------------------------------------------------------------------------
Shareholders' equity:
      Preferred stock, no par value, 2,000,000 shares
          Authorized, no shares issued or outstanding        -             -
      Common stock, $.01 par value, 20,000,000 shares
          Authorized, 10,217,746 and 10,094,826 shares
          issued and outstanding, respectively             102            101
      Additional paid-in capital                        31,129         30,939
      Accumulated deficit                              (17,796)       (19,035)
-----------------------------------------------------------------------------
Total shareholders' equity                              13,435         12,005
-----------------------------------------------------------------------------
Total liabilities and shareholder's equity             $22,057        $19,572
============================================================================
See accompanying notes to consolidated financial statements


               On-Point Technology Systems, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                    Three months ended June 30   Six months ended June 30,
Thousands of dollars/shares, except per share amounts       1999     1998       1999     1998
-----------------------------------------------------------------------------------------------
Revenues                                                  $5,135   $4,144      $10,429   $8,422
Cost of revenues                                           3,770    2,651        7,376    5,625
-----------------------------------------------------------------------------------------------
Gross profit                                               1,365    1,493        3,053    2,797
------------------------------------------------------------------------------------------------
Operating expenses:
                  Selling, general and administrative        617      633        1,335    1,303
                  Research and development                   129      455          396      644
-----------------------------------------------------------------------------------------------
Total operating expenses                                     746    1,088        1,731    1,947
-----------------------------------------------------------------------------------------------
Income from operations                                       619      405        1,322      850
-----------------------------------------------------------------------------------------------
Other income (expenses):
                  Interest income                             77      231          148      489
                  Interest expense                          (109)    (146)        (194)    (294)
                  Other                                      (22)      53          (37)      51
Total other income                                           (54)     138          (83)     246
Net income                                                  $565     $543       $1,239   $1,096
===============================================================================================
Earnings per share:
     Basic:
                  Earnings per share                       $0.06    $0.05        $0.12    $0.11
===============================================================================================
                  Weighted average shares                 10,185    9,917       10,147    9,695
================================================================================================
     Diluted:
                  Earnings per share                       $0.05    $0.05        $0.10    $0.09
===============================================================================================
                  Weighted average shares                 12,139   11,903       12,052   11,862
===============================================================================================
See accompanying notes to consolidated financial statements

               On-Point Technology Systems, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                      Six months ended June 30,
Thousand of dollars                                        1998          1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                      $1,239        $1,096
         Adjustments to reconcile net income to net
            cash provided by operating activities:
             Depreciation and amortization                  734           653
             Non-cash charges, primarily changes
                in reserves                                  69            68
             Changes in assets and liabilities:
                  Accounts receivable                    (1,617)       (3,221)
                  Inventories                               580           418
                  Accounts payable                          813          (225)
                  Accrued expenses                         (679)        1,070
                  Other                                  (1,001)          312
-------------------------------------------------------------------------------
Net cash provided by operating activities                   138           171
-------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment        (187)         (140)
         Net investment in sales-type leases               (844)       (1,019)
         Investment in property held for operating leases  (260)          (24)
         Fixed asset disposals                               39            38
-------------------------------------------------------------------------------
Net cash used for investing activities                   (1,252)       (1,145)
-------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock warrants
         and options                                        191           789
         Proceeds from line of credit, net                1,058           351
         Repayment of notes payable                         (74)         (170)
-------------------------------------------------------------------------------
Net cash provided by financing activities                 1,175           970
-------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             61            (4)
-------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            129           273
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $190          $269
===============================================================================
Supplemental cash flow information:
         Cash paid during the period for interest          $194          $151
         Cash paid during the period for income taxes        $4          $120
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


1.     BASIS OF PRESENTATION   The accounting and reporting policies of
On-Point Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1998 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31,1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

2.    CONTINGENCIES   Reference is made to the legal proceedings section of the
Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. With respect to the Company's legal action for breach of contract brought against Solutioneering, Inc., Solutioneering has filed for creditor protection in a Chapter 11 bankruptcy proceeding as a result of an injunction the Company obtained against it. The Company continues to believe that the underlying value of Solutioneering's retail base exceeds the amount owed to its secured creditors and is proceeding with preparing a reorganization plan to achieve that objective.

3.     PROVISIONS FOR INCOME TAXES   No provisions for federal or state income
taxes have been made for the three and six-month periods ended June 30, 1999. At December 31, 1998, the Company had $14.2 million of operating loss carryforwards and net deferred income tax assets consisting of current federal income tax loss carryforwards of approximately $9 million available to offset future federal taxable income which expire during the years 2011 through 2018 and net deferred income tax assets of approximately $5.2 million.

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

5. SHAREHOLDERS' EQUITY The $1,430,000 increase in shareholders' equity from $12,005,000 at December 31, 1998 to $13,435,000 at June 30, 1999 was
comprised of $1,239,000 of net income and $191,000 of exercised stock warrants and options.

6. SUBSEQUENT EVENT On July 2, 1999, the Company entered into an amendment to its existing Loan and Security Agreement for a revolving line of credit. Under the amended Loan and Security Agreement, the Company can borrow up to $6,000,000, which represents a $1,000,000, increase in borrowing capacity. The amended loan bears interest at Prime plus 2%, which is reduced .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At June 30, 1999, the Company had borrowed $4,930,176 under this Agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     GENERAL The Company's revenues through June 30, 1999 have been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals, and (iv) sales of associated parts.

     The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals requires the Company to invest capital or otherwise finance the manufacture of the vending terminals. The Company has obtained the resources necessary to finance its expanding base of leased terminals through its line of credit, as well as through its existing cash flow and equity financing.

     The Company intends on introducing its next generation lottery products during 1999 as well as diversifying its product lines into additional high-volume, cash-oriented transactions. As a result, there may be a transition phase between the introduction of the new products and the phase-out of the older products that may negatively impact revenues and gross margins. In addition, the Company is considering a restructuring of its operations to accommodate its plans to introduce its new products and product lines. This may also negatively impact results of operations during the transition period. However, management believes the long-term benefits far outweigh any potential negative short-term effects.

     RESULTS OF OPERATIONS   Revenues for the three and six month periods ended
June 30, 1999 increased by approximately $991 thousand, or 24%, and $2.0 million, or 24%, respectively, from the prior year. The second quarter $991 thousand increase was comprised of approximately $500 thousand from sales and sales-type leases, $700 thousand from service, and was partially offset by a $200 thousand decrease from operating leases. The year-to-date $2.0 million increase was comprised of approximately: $1.6 million from sales and sales-type leases, $600 thousand from service, and was partially offset by a $200 thousand decrease from operating leases. Both the $991 thousand second quarter revenue increase and the year to date $2.0 million dollar increase were comprised of increased volume, due to greater vending terminal sales and sales-type lease arrangements, rather than operating lease arrangements. The Company installed or shipped approximately 590 and 1,300 units in the three and six month periods ended June 30, 1999, respectively, versus approximately 480 and 950 units, respectively, during the same periods in 1998.

     Cost of revenues, as a percentage of sales, for the second quarter increased by 9 percentage points from 64% in 1998 to 73% in 1999. For the six-month period there was an increase of 4 percentage points from 67% in 1998 to 71% in 1999. The higher percentage costs of revenues in 1999 versus 1998 primarily reflect costs associated with the initial build of a foreign shipment. Gross margins for the balance of the year are also expected to be lower than normal as a result of the transition from older to new technologies.

     Operating expenses decreased by $342 thousand, or 31%, and $216 thousand, or 11%, for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in the prior year. Selling, general and administrative expenses remained relatively consistent during both periods with a $16 thousand, or 3%, decrease in the second quarter, and a $32 thousand, or 2%, year-to-date increase. Research and development costs which were expensed decreased by $326 thousand, or 72%, and $248 thousand or 39%, for the three and six month periods, respectively, primarily due to the capitalization of costs associated with specific projects. As a percentage of sales, operating expenses of 15%, and 17%, for the three and six month periods ended June 30, 1999, respectively, declined 11% and 6%, respectively, from the prior year.

     As a result of the above factors, income from operations of $619 thousand and $1,322 thousand for the 1999 three and six month periods, respectively, represent improvements of $214 thousand and $472 thousand, respectively, over the same periods in 1998.

     Total other income and expense for the three and six month periods ended June 30, 1999 declined by $192 thousand and $329 thousand, respectively, from the same periods in 1998 primarily due to lower amortization of unearned income on sales-type leases, and higher interest cost reflecting increased borrowing.

     Net income for the three and six month periods ended June 30, 1999 of $565 thousand and $1,239 thousand, respectively, represented a $22 thousand, or 4%, and $143 thousand, or 13%, respectively, improvement over the same periods in 1998.

     LIQUIDITY AND CAPITAL RESOURCES During the six months ended June 30, 1999, and 1998, the Company used the net cash provided by financing activities of $1.2 million and $970 thousand, respectively, and operating activities of $138 thousand and $171 thousand, respectively, for investing activities, principally for the net investment in sales and operating-type leases of approximately $1.1 million and $1.0 million, respectively.

     As a net result of the above cash activities, cash and cash equivalents increased by $61 thousand during the six month period ended June 30, 1999, and declined by $4 thousand during the comparative period in 1998. Working capital of approximately $5.5 million at June 30, 1999 represents an increase of $1.4 million since December 31, 1998.

     Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $6 million debt financing (see Note 6 of Notes to Condensed Consolidated Financial Statements) to maintain current Levels of operations. However, in order to accommodate recent contract awards, together with other growth related opportunities in 1999 and beyond, the Company plans to seek additional financing. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 for potential other matters which could affect the Company's liquidity. No other developments occurred during the Registrants' quarter ended June 30, 1999 other than previously disclosed.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     Reference is made to the legal proceedings section of the Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. With respect to the Company's legal action for breach of contract brought against Solutioneering, Inc., as anticipated, Solutioneering has filed for creditor protection in a Chapter 11 bankruptcy proceeding as a result of an injunction the Company obtained against it. The Company continues to believe that the underlying value of Solutioneering's retail base exceeds the amount owed to its secured creditors and is proceeding with preparing a reorganization plan to achieve that objective.

ITEM 2.     CHANGES IN SECURITIES
     (a)     None
     (b)     None
     (c)     None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.     OTHER INFORMATION
     None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits
     10.26 Amendment Number Three to Loan and Security Agreement between Registrant and Coast Business Credit.

     (b) Reports on Form 8-K
     None

                                   SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                         ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  August 13, 1999              /s/ Sam W. Stearman
                                    As Chief Financial Officer on behalf
                                    of Registrant and as Registrant's
                                    Principal Financial & Accounting Officer

                          AMENDMENT NUMBER THREE TO
                          LOAN AND SECURITY AGREEMENT


     THIS AMENDMENT NUMBER THREE TO LOAN AND SECURITY AGREEMENT, dated as of July 2, 1999 (this "Amendment"), amends that certain Loan and Security Agreement, dated as of March 26, 1997 (as amended from time to time, the "Loan Agreement"), by and between ON-POINT TECHNOLOGY SYSTEMS, INC., dba Lottery Enterprises, Inc. ("Borrower"), on the one hand, and COAST BUSINESS CREDIT, a division of Southern Pacific Bank, a California corporation ("Coast"), on the other hand. All initially capitalized terms used in this Amendment shall have the meanings ascribed thereto in the Loan Agreement unless specifically defined herein.

                               R E C I T A L S

     WHEREAS, Borrower and Coast wish to amend the Loan Agreement pursuant to the terms and provisions set forth in this Amendment; and

     NOW, THEREFORE, the parties hereto agree as follows:

                              A M E N D M E N T

     Section 1. AMENDMENT TO SECTION 8 OF THE LOAN AGREEMENT. Section 8 of the Loan Agreement is hereby amended by adding the following definitions in appropriate alphabetical order:

          "GAAP" means generally accepted accounting principles as in effect from time to time in the United States, consistently applied.

     Section 2.     AMENDMENT TO SECTION 1 OF THE SCHEDULE.  The text of
Section 1 of the Schedule to the Loan Agreement is hereby amended by deleting such Section in its entirety and replacing it with the following:

          Loans in a total amount at any time outstanding not to exceed the lesser of a total of Six Million Dollars ($6,000,000) at any one time outstanding (the "Maximum Dollar Amount"), or the sum of (a),
          (b), (c), (d), (e), (f), (g) and (h) below:

          (a)     Receivable Loans.  Loans in an amount not to exceed:

                 (1) sixty percent (60%), of the amount of Borrower's Eligible Receivables (as defined in Section 8 above) with eligibility up to ninety (90) days past invoice date; or

                 (2) on and after September 1, 1997, eighty percent (80%) of the amount of Borrower's Eligible Receivables with eligibility up to ninety (90) days past invoice date, if the average Dilution for the period from the date of this Agreement to and including August 31, 1997 has been less than ten percent (10%) of the amount of Borrower's Eligible Receivables with eligibility up to ninety (90) days past invoice date;

                 (3) sixty percent (60%), of the amount of Borrowers Eligible Foreign Receivables, provided however that,in each case, the aggregate amount outstanding at any one time based upon the Eligible Foreign Receivables shall not exceed, at any time, $250,000, plus

          (b) Inventory Loans. Loans (the "Inventory Loans") in an amount not to exceed fifty percent (50%) of the value of Borrower's Eligible Inventory (as defined in Section 8 above) calculated at the lower of cost or market value and determined on a first-in, first-out basis, provided however, that the aggregate amount of all outstanding Inventory Loans from time to time shall not exceed $1,250,000, plus

          (c) ITR Lease Collections Loans. Loans in an amount not to exceed the lesser of:

                 (1) eight (8) times the average monthly lease collections (for the rolling period of twelve (12) consecutive months ending on the last day of each month) on leases of the instant ticket retailer vending terminals for instant scratch-off lottery tickets (the "ITRs"); or

                 (2)     seventy-five percent (75%) of the aggregate Net
                        Present Value of the projected rental revenues from the
                         lease of the ITRs, plus

           (d) ITR Service Collections Loans. Loans in an amount not to exceed the lesser of:

                  (1) four (4) times the average monthly service collections (for the rolling period of twelve (12) consecutive months ending on the last day of each month) on service
                         agreements related to the ITRs; or

                 (2) fifty percent (50%) of the aggregate Net Present Value of the projected revenues derived from the servicing of the ITRs, plus

           (e) DCR Lease Collections Loans. Loans in an amount not to exceed the lesser of:

                  (1) eight (8) times the average monthly lease collections (for the rolling period of twelve (12) consecutive months ending on the last day of each month) on leases of debit card retailer vending terminals for prepaid telephone calling cards (the "DCRs"), excluding any lease collections arising from the lease of the DCRs to
                         Fone America ("FA"); or

                 (2)     seventy-five percent (75%) of the aggregate Net
                        Present Value of the projected rental revenues from the
                         lease of the DCRs, excluding the projected rental revenues from the lease of the DCRs to FA, plus

         (f) FA/Non-Superagent Lease Collections Loans. Loans in an amount not to exceed the lesser of:

                (1) four (4) times the average monthly Non-Superagent lease collections (for the rolling period of twelve consecutive months ending on the last day of each month) on leases of DCRs to FA; or

                 (2)    fifty percent (50%) of the aggregate Net Present Value
                       of the projected Non-Superagent rental revenues from the
                         lease of the DCRs to FA, plus

         (g) Bridge Loans. Loans in an amount not to exceed Six Hundred Thousand Dollars ($600,000) which shall be due and payable:

                (1) by refinancing with the Export-Import Bank Guaranteed Loans (as hereinafter defined), if the conditions precedent set forth in the Schedule to the extension of
                         such Loans are satisfied; or

                 (2) if the conditions precedent set forth in the Schedule to the extension of the Export-Import Bank Guaranteed Loans are not satisfied, commencing on October 1, 1999 then the Bridge Loans shall be due and payable in six
                          (6) monthly principal installments each in an amount
                         equal to one-sixth of the outstanding principal
                        balance of the Bridge Loans as of October 1, 1999, plus

         (h) Export-Import Guaranteed Loans. Loans in an amount not to exceed One Million Two Hundred Thousand Dollars ($1,200,000) which shall be made available only as follows:

                 (1)     Coast shall have received, reviewed and approved all
                       agreements, document and instruments it may require with
                        respect to the provision by the Export-Import Bank of a
                         guaranty of such Loans, including a fee of one and one
                         half percent (1.5%), and providing for a 12-month term (collectively, the "Export-Import Bank Guaranty");

                 (2) such Loans shall be made as advances of up to seventy percent (70%) of the amount of invoices evidencing Receivables arising from Borrower's delivery of
                        Inventory consisting of lottery ticket vending machines (the "LFDJ Machines") to La Francaise des Jeux ("LFDJ")
                         in cooperation with Editec, SARL ("Editec") as distributor;

                 (3) such Receivables shall be eligible for advances only upon confirmation to Coast of installation of the associated LFDJ Machines by Editec within 60 days of the
                         issuance by Borrower of its invoices to LFDJ relating thereto;

                 (4)     such Receivables shall remain eligible only until the
                        earlier of 180 days from the date of Borrower's invoice
                         with respect thereto or 120 days from the date of Editec's invoice to LFDJ with respect thereto;

                 (5) proceeds of such Receivables shall be payable by Editec directly to a Coast blocked account;

                 (6)     Borrower shall cause Editec to provide to Coast within
                        10 days of the end of each month a schedule listing all LFDJ Machines sold by Borrower and installed by Editec;
                         and

                 (7) such Loans shall all be due and payable upon the termination or cancellation of, or any default under, the Export-Import Bank Guaranty.

     Section 3. AMENDMENT TO SECTION 2 OF THE SCHEDULE. The Minimum Monthly Interest provision of Section 2 of the Schedule to the Loan Agreement is hereby amended by deleting such provision in its entirety and replacing it with the following:

                    Minimum Monthly
                    Interest
                    (Section 1.2):          Interest calculated based upon
                    $3,000,000 of Loans outstanding.

     Section 4. AMENDMENT OF STATED "MATURITY DATE" CONTAINED IN SECTION 4 OF THE SCHEDULE. The stated Maturity Date contained in Section 4 of the Schedule to the Loan Agreement is hereby amended only by extending the date From April 30, 2000, to July 31, 2000.

     Section 5. AMENDMENT OF EARLY TERMINATION FEE PROVISION IN SECTION 4 OF THE SCHEDULE. The stated Early Termination Fee provision in Section 4 of the Schedule to the Loan Agreement is hereby amended by deleting such provision in its entirety and replacing it with the following:

             Early Termination Fee

             Section 6.2) An amount equal to 1% of the Maximum Dollar Amount (as defined in the Schedule) if termination occurs on or before the Maturity Date.

     Section 6.     AMENDMENT OF SECTION 7 OF THE SCHEDULE.  Section 7 of the
Schedule is hereby amended to read as follows:

7.  Other Provisions
   (Section 5.1)          On and after December 31, 1998, Borrower
                          shall maintain book net worth of at least
                          Twelve Million Dollars ($12,000,000);
                          provided that such minimum amount shall be decreased by the amount, if any, of the write-down of Borrower's assets incurred in connection with the resolution of the issues respecting the Solutioneering assets
                          (currently carried on Borrower's books at approximately $6,500,000).

     Section 7. CONDITIONS PRECEDENT. The effectiveness of this Amendment is expressly conditioned upon the receipt by Coast of the following:

           (a) Warrant Amendment. Coast shall have received an amendment to the warrant previously issued by Borrower extending the expiration of the exercise period from 5:00 p.m., Los Angeles time, on May 5, 2000, to 5:00 p.m., Los Angeles time, on July 31, 2000;

           (b)     Amendment.   Coast shall have received this Amendment duly
executed by Borrower; and

           (c)     Fee.     Coast shall have received payment of a fee equal to
$10,000 in consideration of this Amendment.

     Section 8. ENTIRE AGREEMENT. The Loan Agreement, as amended hereby, embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and understandings relating to the subject matter hereof. Borrower represents, warrants and agrees that in entering into the Loan Agreement and consenting to this Amendment, it has not relied on any representation, promise, understanding or agreement, oral or written, of, by or with, Coast or any of its agents, employees, or counsel, except the representations, promises, understandings and agreements specifically contained in or referred to in the Loan Agreement, as amended hereby.

     Section 9. CONFLICTING TERMS. In the event of a conflict between the terms and provisions of this Amendment and the terms and provisions of the Loan Agreement, the terms of this Amendment shall govern. In all other respects, the Loan Agreement, as amended and supplemented hereby, shall remain in full force and effect.

     Section 10. MISCELLANEOUS. This Amendment shall be governed by and construed in accordance with the laws of the State of California. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any party hereto may execute this Amendment by signing such counterpart.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers thereunto duly authorized as of the date first above written.

                                           BORROWER:

                                           ON-POINT TECHNOLOGY SYSTEMS, INC.,
                                           dba Lottery Enterprises, Inc.


                                           By
                                           President or Vice President

                                           By
                                           Secretary or Ass't Secretary


                                           COAST:

                                           COAST BUSINESS CREDIT,
                                           a division of Southern Pacific Bank


                                           By

                                           Title