Form 10-Q
period 1999-09-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 1999-11-12
CIK 896195

----------------------------------------------------------------------



                 U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                        FORM 10-QSB

            X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                             OR

              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number 0-21738

                ON-POINT TECHNOLOGY SYSTEMS, INC.
         (Name of small business issuer in its charter)


          Nevada                             33-0423037
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

    1370 W. SAN MARCOS BLVD. SUITE 100, SAN MARCOS, CALIFORNIA   92069
    (Address of principal executive offices)                   (Zip Code)

      Issuer's telephone number, including area code:  (760) 510-4900

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of October 31, 1999 there were 10,219,341 shares of Common Stock ($.01 Par value) outstanding.

INDEX




Part I.  Financial Information                              Page
                                                            ----
         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 1999 (Unaudited) and
                 December 31, 1998                             3

                 Condensed Consolidated Statements of
                 Operations (Unaudited) Three Months
                 and Nine Months Ended September 30,
                 1999 and 1998                                 4

                 Condensed Consolidated Statements of
                 Cash Flows (Unaudited) Nine Months Ended
                 September 30, 1999 and 1998                   5

                 Notes to Condensed Consolidated
                 Financial Statements                          6

         Item 2  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                    7

Part II. Other Information                                     8



                     On-Point Technology Systems, Inc. and Subsidiaries

                               Consolidated Balance Sheet





                                                            September 30,   December 31
                                                                    1999           1998
Assets     Thousands of dollars, except share amounts       (Unaudited)
---------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents                      $166              $129
                  Accounts receivable, net                      4,076             2,744
                  Inventories                                   4,776             3,143
                  Net investment in sales-type leases           1,904             1,586
                  Other current assets                            308               122
Total current assets                                           11,230             7,724
Plant, property and equipment, net                                529               422
Net investment in sales-type leases                             8,905             8,911
Property held for operating leases, net                           529             2,013
Other assets                                                    1,548               502
---------------------------------------------------------------------------------------
Total assets                                                  $22,741           $19,572
=======================================================================================
Liabilities and shareholders' equity
---------------------------------------------------------------------------------------
Current liabilities:
                  Accounts payable                             $2,111            $1,190
                  Current portion of long term debt                 1               104
                  Accrued expenses                              1,542             2,301
Total current liabilities                                       3,654             3,595
=======================================================================================
Other liabilities                                                  50               100
---------------------------------------------------------------------------------------
Long-term debt                                                  5,497             3,872
---------------------------------------------------------------------------------------
Shareholders' equity:
          Preferred stock, no par value, 2,000,000 shares
          Authorized, no shares issued or outstanding
          Common stock, $.01 par value, 20,000,000 shares
          Authorized, 10,229,341 and 10,094,826 shares
           issued and outstanding, respectively                   102               101
Additional paid-in capital                                     31,140            30,939
Accumulated deficit                                           (17,702)         (19,035)
---------------------------------------------------------------------------------------
Total shareholders' equity                                     13,540            12,005
---------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                    $22,741           $19,572
=======================================================================================
See accompanying notes to consolidated financial statements





          On-Point Technology Systems, Inc. and Subsidiaries
               Consolidated Statements of Operations
                            (Unaudited)


                                                       Three months ended       Nine months ended
                                                          September 30,           September 30,
Thousands of dollars/shares, except per share amounts    1999      1998         1999       1998
--------------------------------------------------------------------------------------------------
Revenues                                                 $3,465    $3,828       $13,894    $12,250
Cost of revenues                                          2,691     2,446        10,067      8,071
--------------------------------------------------------------------------------------------------
Gross profit                                                774     1,382         3,827      4,179

Operating expenses:
                  Selling, general and administrative       543       736         1,878      2,038
                  Research and development                  109       394           505      1,039
Total operating expenses                                    652     1,130         2,383      3,077
Income from operations                                      122       252         1,444      1,102
Other income (expenses):
                  Interest income                            97       363           245        851
                  Interest expense                        (141)     (163)         (335)      (457)
                  Other                                      17      (33)          (21)         19
_________________________________________________________ _______________________________________
Total other income                                         (27)      167          (111)        413
__________________________________________________________________________________________________
Net income                                                  $95      419         $1,333     $1,515
__________________________________________________________________________________________________

Earnings per share:
     Basic:
                  Earnings per share                      $0.01    $0.04          $0.13      $0.15
__________________________________________________________________________________________________
                  Weighted average shares                10,226   10,035         10,174      9,810
__________________________________________________________________________________________________
     Diluted:
                  Earnings per share                      $0.01    $0.04          $0.11      $0.13
__________________________________________________________________________________________________
                  Weighted average shares                11,848   11,496         11,973     11,729
__________________________________________________________________________________________________
See accompanying notes to consolidated financial statements




                  On-Point Technology Systems, Inc. and Subsidiaries
                    Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           Nine months ended September 30,
Thousand of dollars                                                      1999         1998
------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                    $1,333       $1,515
         Adjustments to reconcile net income to net cash provided
             by operating activities:
             Depreciation and amortization                                992        1,031
             Non-cash charges, primarily changes in reserves              604        (183)
             Changes in assets and liabilities:
                  Accounts receivable                                 (1,300)      (1,162)
                  Inventories                                         (1,633)          511
                  Accounts payable                                       921         (408)
                  Accrued expenses                                      (761)         (82)
                  Other                                                 (428)          273
------------------------------------------------------------------------------------------
Net cash provided by operating activities                               (272)        1,495
------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment                     (350)        (168)
         Net investment in sales-type leases                          (1,855)      (2,882)
         Investment in property held for operating leases                 748        (125)
         Fixed asset disposals                                             42           70
Net cash used for investing activities                                (1,415)      (3,105)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock warrants and options           202            916
         Proceeds from line of credit, net                            1,625            731
         Repayment of notes payable                                   (103)          (218)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                             1,724          1,429
------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        37           (181)
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                       129             273
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $166             $92
==========================================================================================
Supplemental cash flow information:
         Cash paid during the period for interest                     $335             $99
         Cash paid during the period for income taxes                   $5            $120
==========================================================================================
See accompanying notes to consolidated financial statements


               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS

                                (Unaudited)


1.  Basis of Presentation   The accounting and reporting policies of On-Point
Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1998 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31,1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

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

3.  Provisions for Income Taxes   No provisions for federal or state income
taxes have been made for the three and nine-month periods ended September 30, 1999. At December 31, 1998, the Company had $14.2 million of operating loss carry forwards and net deferred income tax assets consisting of current federal income tax loss carry forwards of approximately $11.1 million available to offset future federal taxable income which expire during the years 2011 through 2018 and net deferred income tax assets of approximately $5.2 million.

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

5. Shareholders' Equity The $1,535,000 increase in shareholders' equity from $12,005,000 at December 31, 1998 to $13,620,000 at September 30,
1999 was comprised of $1,333,000 of net income and $202,000 of exercised stock warrants and options.

6.  Subsequent Event

None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General The Company's revenues through September 30, 1999 have been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals, and (iv) sales of associated parts.

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

Results of Operations   Revenues for the three and nine month periods ended
September 30, 1999 increased (decreased) by approximately ($363 thousand), or (9%), and $1,644 thousand or 13%, respectively, from the prior year. The second quarter $363 thousand decrease was comprised of approximately $1.1 million increase from sales and sales-type leases, offset by a $700 thousand decrease from service and a $750 thousand decrease from operating leases.
The year-to-date $1,644 thousand increase was comprised of approximately
$3.4 million increase from sales and sales-type leases, offset by $900 thousand decrease from service and a $850 thousand decrease from operating leases. The Company installed or shipped approximately 400 and 1,700 units in the three and nine month periods ended September 30, 1999, respectively, versus approximately 150 and 1100 units, respectively, during the same periods in 1998.

Cost of revenues, as a percentage of sales, for the third quarter increased by 14 percentage points from 64% in 1998 to 78% in 1999. For the nine-month period there was an increase of 6 percentage points from 66% in 1998 to 72% in 1999. The higher percentage costs of revenues in 1999 versus 1998 primarily reflect costs associated with the initial build of a foreign shipment and higher costs due to the transition from older to new technologies. Gross margins for the balance of the year are also expected to be lower than normal during the transition phase.

Operating expenses decreased by $478 thousand, or 42%, and $694 thousand, or 23%, for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in the prior year. Selling, general and administrative expenses showed a decrease of $193 thousand, or 26%,decrease in the third quarter, and a $160 thousand, or 8%, year-to-date increase. Research and development costs which were expensed decreased by $285 thousand, or 72%, and $534 thousand, or 51%, for the three and nine month periods, respectively, primarily due to the capitalization of costs associated with specific projects. As a percentage of sales, operating expenses of 19% and 17%, for the three and nine month periods ended September 30, 1999, respectively, declined 11% and 8%, respectively, from the prior year.

As a result of the above factors, net income from operations of $122 and $1,524 for the 1999 three and nine month periods, represents a decrease of $130 and increase of $422 from 1988 income from operations of $252 thousand and $1,102 thousand for the same periods in 1998.

Total other income and expense for the three and nine month periods ended September 30, 1999 declined by $194 thousand and $524 thousand, respectively, from the same periods in 1998 primarily due to lower amortization of unearned income on sales-type leases, and higher interest cost reflecting increased borrowing.

Net income for the three and nine month periods ended September 30, 1999 of $95 thousand and $1,333 thousand, respectively, represented a $324 thousand, or 77% and $182 thousand, or 12%, respectively, decrease from the same periods in 1998.

Liquidity and Capital Resources During the nine months ended September 30, 1999, and 1998, net cash provided from operating activities decreased by $272 thousand in 1999, due principally to the build-up of inventories and receivables in excess of earnings and non-cash charges and increased by $1,495 in 1998. Investing activities, principally due to sales and operating type leases, resulted in a use of funds of $1,415 and $3,105, respectively. Additional capital was provided by financing activities of $1.7 million and $1.4 million, respectively.

As a net result of the above cash activities, cash and cash equivalents increased by $37 thousand during the nine month period ended September 30, 1999, and declined by $181 thousand during the comparative period in 1998. Working capital of approximately $7.6 million at September 30, 1999 represents an increase of $3.5 million since December 31, 1998.

Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $6 million debt financing (see Note 6 of Notes to Condensed Consolidated Financial Statements) to maintain current levels of operations. However, in order to accommodate recent contract awards, together with other growth related opportunities in 1999 and beyond, the Company plans to seek additional financing. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 for potential other matters which could affect the Company's liquidity. No other developments occurred during the Registrants' quarter ended September 30, 1999 other than previously disclosed.


Year 2000 Compliance	As is the case with most other companies using
Computers in their operations, the Company is in the process of addressing the year 2000 problem. In 1997 the Company set up a committee to review its computer software and hardware, fax machines and telephone systems for year 2000 compliance.

The Company's primary accounting and operational software provider has received year 2000 certification from the Information Technology Association of America. During 1998, the Company tested its central network system hardware and software as well as the hardware and software of each of its computer workstations. As a result, minor expenditures, under $25 thousand total cost, have been made to upgrade certain computer hardware, PC software and fax equipment to make them year 2000 compliant. The Company believes that it is now year 2000 compliant with respect to its existing computer hardware, software and fax equipment and, therefore, believes that potential risks, including any potential third party risks, relating to year 2000 issues to be minimal.


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



                            ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  August 13, 1999     /s/ Sam W. Stearman
                           -------------------------------------------
                           As Chief Financial Officer on behalf
                           of Registrant and as Registrant's
                           Principal Financial & Accounting Officer




<END>