Form 10-Q/A
period 1999-09-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 1999-11-16
CIK 896195

Final Revisions

----------------------------------------------------------------------



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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 5, 1999 there were 10,229,341 shares of Common Stock ($.01 Par value) outstanding.

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

2.  Contingencies   Reference is made to the legal proceedings section of the
Note 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. With respect to the Company's legal action for breach of contract brought against Solutioneering, Inc., Solutioneering has filed for creditor protection in a Chapter 11 bankruptcy proceeding as a result of an injunction the Company obtained against it. The Company continues to believe that the underlying value of Solutioneering's retail base exceeds the amount owed to the Company and is proceeding with discussions involving a reorganization plan to achieve that objective.

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

The Company intends on introducing its next generation lottery products during 1999 as well as diversifying its product lines into additional high-volume, cash-oriented transactions next year. As a result, the Company has entered a transition period between the introduction of the new products and the phase-out of some of its existing products that has negatively impacted revenues and gross margins. In addition, the Company is restructuring some of its existing operations to accommodate its plans to introduce its new products and product lines. This may also negatively impact results of operations during the transition period. However, management believes the long-term benefits far outweigh any potential negative short-term effects.

Results of Operations   Revenues for the three and nine month periods ended
September 30, 1999 increased (decreased) by approximately ($363 thousand), or (9%), and $1,644 thousand or 13%, respectively, from the prior year. The second quarter $363 thousand decrease was comprised of the net effect of approximately $1.1 million increase in sales and sales-type leases, offset by a $700 thousand decrease from service and a $750 thousand decrease from operating leases. The year-to-date $1,644 thousand increase was comprised of approximately $3.4 million increase in sales and sales-type leases, offset by $900 thousand decrease from service and a $850 thousand decrease from operating leases. The
Company installed or shipped approximately 400 and 1,700 units in the three and nine month periods ended September 30, 1999, respectively, versus approximately 150 and 1100 units, respectively, during the same periods in 1998.

In June 1999, the Company announced the award of a new contract with the Missouri Lottery which provided, among other things, for the delivery of up to 300 new ITVMs in the third quarter. However, a competitor of the Company filed suit against the Missouri
Lottery to stop performance under the Contract and overturn the Missouri Lottery's decision to enter into a new contract with the Lottery. As such, the Company has held up any deliveries under the new contract with the Missouri Lottery until the outcome has been decided in the case. Although there can be no assurances as to the outcome of the case, the Company believes the Missouri Lottery chose On-Point in the best interests of the State and that the competitor's basis for the suit is without merit.

Cost of revenues, as a percentage of sales, for the third quarter increased by 14 percentage points from 64% in 1998 to 78% in 1999. For the nine-month period there was an increase of 6 percentage points from 66% in 1998 to 72% in 1999. The higher percentage costs of revenues in 1999 versus 1998 primarily reflect costs associated with the initial build of a foreign shipment and higher costs due to the above mentioned transition into its new products. Gross margins for the balance of the year are also expected to be lower than normal during the transition phase.

Operating expenses decreased by $478 thousand, or 42%, and $694 thousand, or 23%, for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in the prior year. Of the operating expenses, selling, general and administrative expenses decreased $193 thousand, or 26%, in the third quarter, and $160 thousand, or 8%, for the year-to-date, primarily due to lower payroll and payroll related expenses. Research and development costs which were expensed decreased by $285 thousand, or 72%, and $534 thousand, or 51%, for the three and nine month periods, respectively, primarily due to the capitalization of costs associated with specific projects. As a percentage of sales, operating expenses were 19% and 17%, for the three and nine month periods ended
September 30, 1999, respectively, a decline of 11% and 8%, respectively, from the prior year.

As a result of the above factors, net income from operations of $122 and $1,424 for the 1999 three and nine month periods, represents a decrease of $130 and increase of $342 from 1998 income from operations of $252 thousand and $1,102 thousand for the same periods.

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

Liquidity and Capital Resources During the nine months ended September 30, 1999, and 1998, net cash used for operating activities decreased by $272 thousand in 1999, due principally to the build-up of inventories and receivables in excess of earnings and non-cash charges and increased by $1,495 in 1998. Investing activities, principally due to sales and operating type leases, resulted in the use of funds of $1,415 and $3,105, respectively. Additional capital was provided by financing activities of $1.7 million and $1.4 million, respectively.

As a net result of the above cash activities, cash and cash equivalents increased by $37 thousand during the nine month period ended September 30, 1999, and declined by $181 thousand during the comparative period in 1998. Working capital of approximately $7.6 million at September 30, 1999 represents an increase of $3.5 million since December 31, 1998, primarily as a result of the reclassification of the Company's line of credit from long-term to short-term debt. The maturity of the Company's line of credit is in July 2000. The Company intends to renegotiate its credit facilities or recapitalize the Company on or before the line of credit matures.

Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $6 million debt financing (see Note 6 of Notes to Condensed Consolidated Financial Statements) to maintain current levels of operations. However, in order to accommodate recent contract awards, together with other growth related opportunities in 1999 and beyond, the Company will be receiving additional financing in the fourth quarter on terms similar to its existing line of credit. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 for potential other matters which could affect the Company's liquidity.

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

ITEM 2.  CHANGES IN SECURITIES
        (a) None
        (b) None
        (c) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on July 29, 1999. The following members were elected to the Company's Board of Directors for the ensuing year: Frederick Sandvick, John H. Olbrich and Richard C. Mahon. The stockholders also voted in favor of a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              None

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                            ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  November 8, 1999    /s/ Sam W. Stearman
                           ----------------------------------------
                           As Chief Financial Officer on behalf
                           of Registrant and as Registrant's
                           Principal Financial & Accounting Officer