Form 10-Q/A
period 1999-09-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 1999-11-18
CIK 896195

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

INDEX




Part I.  Financial Information                              Page
                                                            ----
         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets
                 September 30, 1999 (Unaudited) and
                 December 31, 1998                             3

                 Condensed Consolidated Statements of
                 Operations (Unaudited) Three Months
                 and Nine Months Ended September 30,
                 1999 and 1998                                 4

                 Condensed Consolidated Statements of
                 Cash Flows (Unaudited) Nine Months Ended
                 September 30, 1999 and 1998                   5

                 Notes to Condensed Consolidated
                 Financial Statements                          6

         Item 2  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                    7

Part II. Other Information                                     9



                     On-Point Technology Systems, Inc. and Subsidiaries

                               Consolidated Balance Sheet





                                                            September 30,   December 31
                                                                    1999           1998
Assets     Thousands of dollars, except share amounts       (Unaudited)
---------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents                      $166              $129
                  Accounts receivable, net                      4,076             2,744
                  Inventories                                   4,776             3,143
                  Net investment in sales-type leases           1,904             1,586
                  Other current assets                            308               122
Total current assets                                           11,230             7,724
Plant, property and equipment, net                                529               422
Net investment in sales-type leases                             8,905             8,911
Property held for operating leases, net                           529             2,013
Other assets                                                    1,548               502
---------------------------------------------------------------------------------------
Total assets                                                  $22,741           $19,572
=======================================================================================
Liabilities and shareholders' equity
---------------------------------------------------------------------------------------
Current liabilities:
                  Accounts payable                             $2,111            $1,190
                  Current portion of long term debt             5,498               104
                  Accrued expenses                              1,542             2,301
Total current liabilities                                       9,151             3,595
=======================================================================================
Other liabilities                                                  50               100
---------------------------------------------------------------------------------------
Long-term debt                                                      0             3,872
---------------------------------------------------------------------------------------
Shareholders' equity:
          Preferred stock, no par value, 2,000,000 shares
          Authorized, no shares issued or outstanding
          Common stock, $.01 par value, 20,000,000 shares
          Authorized, 10,229,341 and 10,094,826 shares
           issued and outstanding, respectively                   102               101
Additional paid-in capital                                     31,140            30,939
Accumulated deficit                                           (17,702)         (19,035)
---------------------------------------------------------------------------------------
Total shareholders' equity                                     13,540            12,005
---------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                    $22,741           $19,572
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