Form 10KSB/A
period 1998-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 2000-03-31
CIK 896195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)
   [X] AMENDMENT NO 2 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                                    EXCHANGE
                          ACT OF 1934 [No Fee Required]

                     For Fiscal Year ended December 31, 1998
                         Commission file number 0-21738
                        ON-POINT TECHNOLOGY SYSTEMS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                 33-0423037
      (State of incorporation)            (I.R.S. Employer Identification)

                        1370 W. San Marcos Blvd, Ste 100
                          San Marcos, California 92069
                     --------------------------------------
             (Address of registrant's executive offices) (Zip Code)
            Former address: 8444 Miralani Drive, San Diego, CA 92126
       Registrant's telephone number, including area code: (760) 510-4900
                     Former telephone number: (619) 621-5050
          Securities registered pursuant to Section 12 (b) of the Act:

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

     The Registrant's revenues for fiscal year ended December 31, 1998 were
                                   $14,768,000

       The aggregate market value of the registrant's common stock held by nonaffiliates of the Registrant is $18,271,000 as of March 5, 1999.

 The number of shares outstanding of the Registrant's common stock is 10,098,921 as of March 5, 1999.

1. DESCRIPTION OF BUSINESS

     Any forward-looking statements in this release are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, continued acceptance of the company's products and services in the marketplace, competitive factors, new products and technological changes, the company's successful entry into new markets, the company's successful transition to its next generation product line, dependence upon third-party vendors, a limited number of customers, political and other uncertainties related to customer purchases, and other risks detailed in the company's periodic filings with the Securities and Exchange Commission.

     This amendment is filed as a result of a restatement of The Company's 1998 and 1997 financial statements. The Company has determined that long-term leases made to Solutioneering in 1998 and 1997, originally accounted for as a sales-type lease, should have been accounted for as operating leases. The leased vending machines have been included as "Property under lease agreement with Solutioneering," a non-performing asset in the Company's balance sheet. Additionally, the Company has added disclosures to provide information regarding segments in accordance the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information. The Company has three reportable business segments: Products, Financing and Service. Certain other reclassifications have also been made to conform to the new segment reporting. See, LEGAL PROCEEDINGS, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein and Note 8 to the Financial Statements for a further discussion concerning Solutioneering and
Note 2 to the Financial Statements to view the impact of the restatement on the 1998 and 1997 financial statements.

A. GENERAL

     On-Point Technology Systems, Inc., (the "Company" or "On-Point"), is headquartered in San Marcos, California and was incorporated in Nevada in March of 1990. On-Point designs, manufactures, sells, leases, and services high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets (the "Instant Ticket Retailer" or "ITR"), and prepaid phone card vending terminals (the "Debit Card Retailer" or "DCR"). The Company's ITR and DCR terminals accept bills of various denominations; provide a secure means of product distribution; and include software, which automatically accounts for product sales and inventories. The ITR terminals are sold or leased to state and provincial governments in the United States and Canada and the Company is starting to expand its marketing efforts to lotteries run by other foreign governments and their licensees. The DCR terminals are sold or leased principally to commercial customers in the United States and, to a lessor extent, to governmental entities and their licensees in Asia and South America.

     During 1996, the Board of Directors appointed Frederick Sandvick, the current Chief Executive Officer and Chairman of the Board of the Company, to oversee the development of the new strategic plans. The Company underwent a right sizing effort during 1996 and 1997, which reduced personnel and overhead costs and reassigned duties to other personnel to achieve greater efficiencies. The Company's right sizing enabled the Company to improve operating margins and dramatically reduce general and administrative expenses.

     During 1998, management assessed that, notwithstanding the efficiencies achieved due to right sizing, if the Company did not advance its current products increasing competitive pressures and technological advancements would likely bring lower margins in 1999 and beyond. Based on this assessment, management chose to begin investing a significantly larger amount of its resources in 1998 into the development of what management believes will be the next generation lottery products. Management focused on the Company's lottery products first because they believed the lottery market to be the largest, most stable industry to deploy its products. Management believes that the overall market for the Company's next generation products is in excess of $200 million per year worldwide. However, although management believes its next generation products will be well positioned to take advantage of this large lottery market, there can be no assurances as to the amount of revenues the Company's next generation lottery products will generate.

     Based on extensive market research, management identified design specifications for a new generation of lottery products. Research and development costs were substantially increased from $253 thousand in 1996, to $582 thousand in 1997 and $1.4 million in 1998. The increase was achieved by augmenting core engineering staff using onsite contract employees, under Company supervision and review. Contract employees were used to provide the greater flexibility and cost control needed for the Company's changing efforts. As a result of its development efforts, On-Point intends to introduce in 1999 its next generation lottery products. Its principal products will be: (i) the Company's next generation automated self-service instant ticket lottery vending terminal ("PlayPoint"); and (ii) the Company's first automated instant ticket lottery counter-top dispensing terminal ("CounterPoint"). PlayPoint will provide advanced electronic, software, communication and dispensing capabilities as well as new ergonomically designed features to generate increased impulse purchasing. Management believes PlayPoint will be far superior to the Company's existing ITR terminal.

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

     As a result of its focus on its development efforts in 1998 for new products for the lottery market, the Company did not aggressively market its DCR or other non-lottery products other than to existing customers. However, the Company continued to ship DCR terminals to Solutioneering, Inc., a prepaid phone card company, as they expanded their retail outlets. Solutioneering subsequently filed for bankruptcy protection in 1999, due to a number of market factors including their inability raise additional capital needed to support operations.

     Additionally, the Company has also added disclosures to provide information regarding segments in accordance the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has three reportable business segments: Products, Financing and Service. A discussion of each segment follows:

B. PRODUCT SEGMENT

     The Company markets, manufactures and sells products to two industry sectors: (i) State and foreign lotteries and (ii) commercial customers. A discussion of Company products in each industry sector follows:

(1) LOTTERY PRODUCTS

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

     On-line lotteries generate significantly more revenue than both the draw-type and instant ticket games. The Company estimates from industry reports that on-line ticket sales account for approximately 60% of total U.S. lottery sales and that scratch-off games (the type of instant winner game predominantly used by state lotteries) hold an approximate 40% market share. The instant ticket games' market share has increased over the past several years as lottery organizations have realized that the more instant games being sold at one time increases sales. Some states currently offer up to 30 different games simultaneously. Notwithstanding the current prevalence of on-line games, the Company believes that instant ticket games continue to offer a significant potential for market growth. Of the states conducting instant ticket lotteries, 29 currently use terminals to dispense instant tickets. Traditionally, instant winner tickets had been manually dispensed by the retailer. This distribution method, in addition to being labor intensive, requires the retailer to maintain rigorous inventory, accounting and security controls, because the tickets are treated as cash equivalents. The Company's ITR terminals provide additional security and automate these procedures, resulting in greater efficiencies and flexibility to offer multiple games simultaneously.

     Recent advances in print technology have improved the security of Pull Tab tickets to the levels demanded by the lottery industry. As a result several U.S lottery jurisdictions have introduced Pull Tab ticket games. The Company's PTR terminals and Versatile Ticket Retailer ("VTR") terminals, which dispense both instant tickets and pull tab tickets, bring the same benefits of increased security, automated accounting and enhanced promotion at the point of sales to Pull Tab tickets as the ITR terminals have provided to instant tickets. During 1998, the Company did not sell its PTR or VTR terminals and, to date, this market has been limited.

     INSTANT TICKET RETAILER From its inception through December 31, 1998, the Company had sold or leased approximately 14,000 ITR terminals, of which approximately 850 were sold or leased during 1998. Since the Company received its first contract from the State of Virginia in 1991, the Company has since signed contracts to provide terminals to numerous state lottery customers including California, Missouri, Washington, Pennsylvania, New York, Illinois, Connecticut, the Provinces of Ontario and Quebec, and other foreign countries. An order has been received from the French Lottery, the largest instant ticket lottery in the world, to provide for up to 2,500 terminals, with an initial shipment of 500 in 1999. This order provides for up to $10 million in revenue from 1999 to 2002. The ITR terminals have been placed in supermarkets, convenience stores, bowling alleys, restaurants with bars, and other locations. The Company also may enter into service contracts in connection with sales of ITR terminals pursuant to which it receives monthly maintenance fees (see "Service Segment" herein).

     ITR LOTTERY TERMINALS In 1990, the Company introduced the ITR-7000 terminal, which was replaced with the upgraded ITR-7500 in August 1992. This series of products has been installed at sites throughout the United States. In 1995, the Company introduced the esthetically updated ITR-8500 terminal. In 1996, the Company developed the first 12-bin ITR terminal and developed the 8 bin slim-line terminal (which dispenses 8 games in a terminal that requires half the retail space of previous 8 bin models). During 1997, as a result of the average mean time to failure rate of the Company's dispenser being in excess of nine years, the Company was able to initiate a program of retrofitting older terminals to incorporate new technologies. During 1998, the Company began shipments of its ITR-8500SL terminal, which can vend as many as 15 instant ticket games in a smaller footprint than its previous 12-game model.

     The Company intends to transition the marketing of all its existing models of ITR terminals to the new PlayPoint technology, once development is completed. The existing ITR terminals will continue to be marketed to developing countries in South America and Asia. Management believes PlayPoint will be far superior to any existing model and, therefore, be the preferred model of choice by the lotteries in the future. PlayPoint will provide advanced electronic, software, communication and dispensing capabilities as well as new ergonomically designed features. PlayPoint will be capable of dispensing both instant tickets and pull-tab tickets. PlayPoint will also be capable of dispensing up to 20 instant ticket games, another industry first for dispensing technology; however, no assurances can be given to the ultimate market acceptance of the new models.

     The Company believes that the lottery terminals substantially expand the market for retail sales of instant winner lottery tickets, in that they are designed to streamline and enhance the operation and marketing of instant winner tickets by providing greater opportunity for the impulse purchase. The lottery terminals are designed to provide secure, high visibility points of presence at the point of sale while using a minimum of floor space. The terminals are available in several models, which house four to fifteen games. The units are available in counter-top and stand alone models (the latter incorporating a security storage cabinet). All models accept bills in $1, $5, $10, and $20 denominations and can be manufactured to accommodate coins or foreign currency.

     The customer inserts a bill in the terminal, receives credit, and then selects from among any or all of the games offered by pressing the button located immediately under the appropriate ticket display. The terminals generally dispense either a single ticket or a string of uncut tickets, which move past a window, allowing the customer to view the purchase. Based on its knowledge and experience the Company believes that customers prefer to see the actual tickets being dispensed. The Company's patented Windows feature is unique in this regard among similar products available to lottery jurisdictions. The Company's lottery terminals incorporate other patented features, which in the Company's opinion, enhance the likelihood of impulse purchases of game tickets.

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

(2) COMMERCIAL PRODUCTS

     Currently the only commercial product manufactured and marketed consists of DCR vending machines, marketed principally for the resale of prepaid phone cards. The Company is seeking to augment this business with vending machines to dispense such items as smart cards, credit cards, combination cellular phone and prepaid phone card dispensing units.

     THE INDUSTRY. Prepaid phone cards are sold by telephone companies worldwide. These cards contain a pre-programmed amount of credit and can be inserted into certain pay telephones. The customer can use all or a portion of the credit on the card to make telephone calls. These card-receptive pay telephones do not hold cash, thus eliminating security or internal theft concerns for the owners of the telephones. The cards are either disposable or reusable and are sold in varying denominations. In the United States the industry is still in the early growth stages and card reader telephones are not in abundance. Therefore, most of the prepaid calling cards in use in the United States use an "800" number that is called for verification of the card by entering a PIN number located on the card.

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

     Recent studies indicate that in the United States only a small percentage of the public have used or are aware of prepaid phone cards. Therefore, distribution is essential to gaining public awareness. Dispensing machines are an important element of the distribution network, providing visual recognition and 24-hour convenient access to the product. An important aspect of the vending machine is that its design must promote product awareness to effectively sell cards, not merely dispense them. In 1997 the Company repackaged its DCR technology into a new cabinet styling. In 1998 the Company expanded its DCR product line to include 3 and 8 bin terminals in response to the specific application needs of its customers.

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

     In addition to prepaid phone cards, there are many other debit cards, which can be dispensed using the DCR terminal, including bus and subway passes. Several countries have begun using a multi-purpose debit card to provide easy access to pay telephones, gasoline pumps, subway passes, and bus passes. The Company is providing terminals to both Hong Kong and Brazil that dispense such multi-purpose cards, or different types of cards or passes, including "smart cards". Total foreign DCR sales accounted for $662 thousand in 1998 and $1.1 million in 1997.

     DEBIT CARD RETAILER In 1993 the Company recognized the potential to utilize its lottery technology in the evolving prepaid phone card industry and developed its DCR-2000 debit card vending machine. To date, these terminals have been placed in many different types of establishments where there is a market for prepaid phone or debit cards. Company sales of DCR products and services totaled $660,000 and $1.1 million for the years ended December 31, 1998 and 1997 respectively.

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

     Each bin in a DCR terminal stores approximately 400 cards, depending on the thickness of the cards, thus providing a maximum capacity of about 1,600 cards in the Company's 4-bin terminal. As with the ITR terminal, the DCR machine includes a display that shows instructional and promotional messages and can also be equipped with the "Grabber," a multi-color LED sign, which is mounted on top of the terminal and includes a built in memory. A customized message typically is input prior to installation of the terminals. These messages can be changed on site using a hand-held remote control or loaded from a remote site with the Company's optional "Shadow" communication program described below.

     Management believes that the DCR market, much like the lottery ITR market, has become extremely competitive. In addition, technological advances may modify the market over the next few years. In 1999 management intends on reevaluating the potential of the DCR market and determine whether new developments may be necessary to stay competitive and attain a continuing market share.

C. FINANCING SEGMENT

     The Company offers in-house financing for both lottery and commercial customers under two types of contractual arrangements: Sales-type Lease Agreements and Operating Lease Agreements.

     Sales-type Lease Agreements Under the typical Sales-type Lease Agreement, the Company installs and maintains lottery and/or DCR terminals and provides ancillary support services to customers. These contracts generally provide for scaled payments, based upon the type of terminal purchased and the total number of terminals sold under the agreement. In addition, the Sales Agreements typically provide for the payment of monthly service fees for product repair, routine maintenance and customer service activities (based upon the number of terminals installed). In many cases, the service portion of the contract extends beyond the period provided by the contract for the sale of terminals.

     Operating Lease Agreements While the Operating Lease Agreements are similar to the Sales-type Lease Agreements with respect to the Company's installation, maintenance and service obligations, they are for shorter terms, and ownership of the terminals remains with the Company after the lease term. The lease amount may or may not include the monthly maintenance fee. Typically, the lessee is given the option to extend the leases in one-year increments

D. SERVICE SEGMENT

     The Company currently provides ITR service in the states of: Connecticut, Delaware, Missouri, New York, Virginia, and Washington, which are provided through service facilities at its San Marcos, California headquarters and in the states of Connecticut, Missouri, New York, Virginia and Washington. These facilities provide installation and relocation services, perform repairs and respond to service calls. The Company maintains toll-free telephone lines staffed by service personnel to assist retailers and, where possible, resolve minor service problems over the telephone. If the problem cannot be resolved easily, a field technician is immediately paged and a service call scheduled. Each agreement provides for a specified response or service time. A function of the field service operation is to provide installation and retailer training on the operation and use of the machine. The Company generally provides a warranty period of one year on its terminals and provides an option for an extended warranty period if purchased by the customer.

     Company service technicians also perform routine preventative maintenance of machines. If required, by agreement, each terminal is subject to on-site cleaning and diagnostic testing of key components. In addition, on-site modifications or upgrades may be performed. The Company's administrative staff closely monitors any problems with terminals in the field. Service reports are forwarded to engineering, quality control and production on a weekly and monthly basis. The Field Service Department is also responsible for pre-installation site surveys to check for space, telephone service and power.

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

E. SUPPORT

MARKETING AND SALES

     The Company markets its products domestically through an in-house marketing and sales staff and internationally primarily through distributorships. The Company solicits interest in its terminals primarily at trade shows and through direct contact with customers. The initial marketing package consists of product brochures and other supportive documentation, e.g., sales analysis of other customer installations. References from other customers using the Company's terminals are routinely supplied, along with an offer to demonstrate and test the terminals. Where possible, print advertising is keyed to feature articles in trade journals, particularly advertisements targeting the prepaid phone card market.

     MARKETING TO LOTTERIES Once a state lottery has accepted vending as a distribution tool, the process is opened to competitive bidding. In the United States, lottery authorities commence the contract award process by issuing a request for proposal, which constitutes an invitation for bids from interested vendors. The requests for proposal usually stipulate certain requirements, such as product specifications, performance capabilities, delivery and service requirements. The requests also specify various insurance, bonding, indemnification and liquidated damage provisions. Each vendor's reply is evaluated on the basis of various criteria, including bid price, product quality, performance capability (measured in part by demonstrated experience in performing comparable projects), security, integrity, and experience. In addition, state lottery authorities consider the applicant's affirmative action policies and use of minority, handicapped, and women-owned subcontractors and suppliers. Lottery authorities also show a preference for vendors that use in-state subcontractors and suppliers. To assist it's marketing to state lotteries, the Company has employed registered lobbyists and paid consultants in certain states. Although the Company believes there remains a substantial market for lottery terminals, no assurances can be given that lottery authorities will award new contracts or order additional terminals.

     Due to the particularly sensitive nature and high profile of gambling activities, state lottery authorities are directed by statute to act in a manner, which promotes and ensures the integrity, security, honesty and fairness of their operations. Thus, applicants typically must provide detailed financial and historical information concerning their business operations and principals, and certain employees must consent to background investigations.

     MARKETING OF DCR TERMINALS Three distinct groups of potential customers have been targeted for the sale or lease of DCR terminals: major telephone companies, medium-sized telephone companies and long-distance resellers. To the Company's knowledge, the major telephone companies, AT&T, MCI and Sprint, have not yet implemented any significant marketing plans involving the use of vending terminals to distribute prepaid phone cards on a large-scale basis. However, the medium-sized telephone groups have been pursuing vending contracts for prepaid phone cards. Similar to the sales process with state lotteries, many of these companies seek requests for proposals from vending companies and require testing prior to awarding contracts. The contract process permits more flexibility and creativity; however, it requires greater marketing time and energy to win contracts. Long distance resellers, smaller telephone companies, and pay telephone route operators are seeking vending contracts, but these customers normally have limited capital. The Company's future efforts will be limited to vertical distributorship and joint venture relationships that will increase its presence in the DCR market place with limited credit exposure; however, there can be no assurance that the Company will be successful in developing these relationships.

     INTERNATIONAL MARKETING Internationally, lottery authorities and foreign telephone companies do not typically use a formal bidding process, but rather negotiate proposals with one or more potential vendors. In 1998 the Company delivered terminals to various lotteries and telecommunication service providers for market testing. Nonetheless, the Company's foreign operations are relatively small, and no assurance can be provided that a meaningful international market for the Company's terminals will develop. In June 1995 the Company entered into a distributor agreement with a Brazilian corporation, to distribute the Company's products on an exclusive basis in Brazil. The Company can terminate this agreement at its option. In December 1997 the Company entered into a distributor agreement with Editec, a French Corporation, to distribute the Company's products on an exclusive basis throughout most of Western Europe.

RESEARCH AND DEVELOPMENT

     Research and Development expenditures totaled $1.4 million and $582 thousand in 1998 and 1997, respectively. The 1998 expenditures were primarily directed towards the development of PlayPoint together with the associated development of the Company's first counter-top dispenser, CounterPoint. PlayPoint features advanced electronic, software, communication and dispensing capabilities. The Company believes that its recently developed dispensing system, which will be incorporated into PlayPoint and CounterPoint, is the most advanced, space efficient and cost effective dispenser of instant tickets in the world. In addition, the PlayPoint cabinet has been ergonomically designed to not only generate increased impulse purchasing desires, but to fully comply with all ADA established guidelines.

     Patents have been filed and/or received for PlayPoint's and CounterPoint's proprietary features. These include:

     On-Line Instant Ticket, Patent 5,772,510 - awarded June 1998 Other patents filed in 1997/1998 but still pending:

          -    Helical separator/dispenser, 3345-2170,

          -    ITDS cash voucher system, 3345-2140

          -    PlayPoint designs, 3345-2230

          -    GamePoint design, 3345-2180

          -    CounterPoint Design, 3345-2210

     All of the patents pending have been designed to protect the Company's proprietary designs from use by competitors. As these products are still in development, the Company has not yet generated any income from any of patent applications filed in 1997 or 1998, nor from Patent 5,772,510 awarded in June 1998. None of the patent applications would have a material impact on future sales, if they were not rewarded. Patent 5,772,510, however, is expected to become important as the Company begins to market is on-line capabilities in 2000 and beyond.

     None of the Company's research and developments costs were borne directly by the Company's customers. The Company's research and development department, augmented by contract employees, designs hardware and software for new products, and maintains hardware and software support for existing products. Software is continually enhanced to satisfy customer requests. Many new features have evolved from the sales process (e.g., access code requirements, security features such as alarm and theft detection, report capabilities, and display features). Once developed, these features generally are incorporated as standard items in the product line. Software upgrades have included diagnostics for field service and memory management and configuration control. Hardware enhancements included features to provide local control, remote control and speech functions, and memory upgrades for software and data storage. Other hardware developments have focused on the physical size, look and ergonomics of the machines, and conformance with the requirements of the American Disabilities Act.

MANUFACTURING AND SUPPLY

     The Company's lottery and DCR terminals are designed in a modular form to facilitate manufacturing assembly and serviceability. The Company uses vendors to manufacture and supply some components and sub-assemblies, including the bill acceptor and electronic modules. Final assembly and quality control of the terminals is performed by Company personnel at its San Marcos facility. Key vendors include California Chassis, which currently produces cabinets and Mars, which provides the majority of the bill acceptors. All components and parts are available from multiple sources, and the loss of any key vendors would not have a significant impact on the Company or its operations.

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

F. OTHER BUSINESS INFORMATION

     BACKLOG The Company's potential backlog of orders at December 31, 1998 totaled approximately 2,000 ITR's. The backlog consists of contracts awarded, which determines the pricing for a maximum number of units which may be purchased over the term of the contract, usually three - five years. The rate at which the Company receives orders from its customers is affected from time to time by the nature of the Company's market. State lottery authorities are allocated budgets on an annual basis, and their desire and ability to order products from vendors, including the Company, can be affected by the status of the budgetary process at any given time. For example, a lottery which has not spent its budget as the end of a budgetary year approaches may be encouraged to place orders with vendors, whereas a lottery which has exhausted its budget may not be able to place orders until the beginning of a new budgetary year.

     COMPETITION The Company believes that it possesses a strong competitive position in the sale of lottery terminals. The Company has established a reputation for providing quality terminals and service. As a consequence, the Company has been able to secure contracts in eleven states, in the Provinces of Ontario and Quebec and in several other foreign countries. In addition, the Company generally enjoys repeat or renewal orders from existing customers and is conducting tests with overseas lottery organizations. Interlott Technologies, Inc. ("ILI") has sold or leased machines in twenty-two states, while the next largest current competitor, International Products of America, has sold machines pursuant to a contract with one state. Nevertheless, a substantial risk of new market entrants by domestic and foreign competitors exists. While the Company believes that it possesses a strong competitive position by virtue of its proprietary position, installed base and reputation, there can be no assurance that a better capitalized competitor will not successfully establish itself in the market or develop a machine which renders the Company's technology obsolete. The instant ticket market may also face competition from other types of lottery products.

     In the United States, the prepaid phone card and, more generally, the debit card market are relatively new. Consequently, it is difficult to identify all the competitors in this market. Nonetheless, the Company believes it possesses a strong competitive position in the sale of DCR terminals within the United States and overseas. At present, the Company's principal competitors are Marketing & Vending Concepts, ILI, VendTek and Opal, in addition a number of smaller vending machine companies. There is also a substantial risk of additional market entry by domestic and foreign competitors, especially if the United States customer's response to the use of debit cards and pre-paid phone cards is favorable. While the Company believes that it possesses an advantage in obtaining future customers by virtue of its proprietary position and installed base, there can be no assurance that a better-capitalized competitor will not successfully establish itself in the market or develop a machine, which renders the Company's technology obsolete. The prepaid phone card and debit card market may also face competition from other types of products.

     CUSTOMER DEPENDENCY The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. In 1998, revenues from three customers individually exceeded 10% of total revenues and in total comprised 58% of total revenues. Revenues from two customers individually exceeded 10% of total revenues in 1997 and in total comprised 44% of total revenues in 1997. See
Note 1 the Financial Statements.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     At March 1, 1999 the Company had the following properties under lease:

Office, manufacturing, R & D and warehouse space in San Marcos, California Office, repair depot and warehouse space in Syracuse, New York
Office, repair depot and warehouse space in Arnold, Missouri
Office, repair depot and warehouse space in Richmond, Virginia
Office, repair depot and warehouse space in Olympia, Washington

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to legal proceedings in the ordinary course of its business, the most significant of which are described below.

     On January 11, 1999, the Company filed an action against Solutioneering, Inc. in Superior Court of California, County of San Diego. A first amended complaint of said action was filed on February 9, 1999. The action arises from the lease to Solutioneering a total of 2,193 prepaid phone card vending terminals under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, the Company asserts that Solutioneering has breached the Agreement and has claimed damages of approximately $9 million. The Company's net balance sheet carrying value of the Solutioneering leased machines at December 31, 1998 is approximately $3.3 million. The Company believes the underlying value of the Company's equipment at Solutioneering exceeds the carrying value on the Company's books. Solutioneering subsequently sought bankruptcy protection in 1999 and the Company is pursuing its claim through the courts.

     On January 23, 1996, the Company's principal competitor, Interlott Technologies, Inc. ("ILI"), filed a civil action against the Company in the Common Pleas Court of Hamilton County, Ohio. The action arose from an agreement in principle between Interlott Technologies, Inc. and the Company, which was signed on March 23, 1995 regarding a proposed merger transaction. The Company asserted a counterclaim against ILI seeking declaratory judgment with regard to certain aspects of the agreement, seeking to recover the Company's own costs and expenses, and seeking compensatory damages from ILI for certain competition and torturous interference with business relations. The parties reached a full and complete settlement of this action on March 4, 1999. No liability was admitted by either party pursuant to the settlement and the settlement had no material adverse effect on the Company's results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) The Company's common stock is traded in the over-the-counter market (NASDAQ symbol: ONPT). The following table sets forth the high and low bid prices for the Company's common stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                             1998                                 1997
                                     High              Low                 High           Low
          --------------------------------------------------------------------------------------
          First Quarter           $ 3 13/16         $ 1 3/4           $ 2 1/32          $ 5/8
          Second Quarter          $ 3               $ 1 3/4           $ 3               $ 1 3/16
          Third Quarter           $ 2 1/16          $ 1 9/32          $ 2 13/16         $ 1 5/8
          Fourth Quarter          $ 2 9/16          $ 1               $ 3 1/4           $ 1 5/8
          --------------------------------------------------------------------------------------


     b) The number of stockholders of record of the Company's common stock, par value $.01 per share, as of March 5, 1999, was 289. The approximate number of beneficial shareholders was 2400.

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

     In January and July 1996, Vanguard Strategies, Inc. received warrants to purchase 450,000 and 250,000 shares, respectively, of the Company's Common Stock at $.60 and $.69, respectively, pursuant to a consulting agreement entered into with the Company. Mr. Sandvick, Chief Executive Officer of the Company, is the President and principal shareholder of Vanguard Strategies, Inc. The warrants have a five-year term and warrants to purchase 200,000 shares became exercisable in January 1996 and warrants to purchase 500,000 shares became exercisable in July 1996.

     In August 1996, Metal Masters, Inc. received warrants to purchase 165,000 shares of the Company's Common Stock at $.69 pursuant to a settlement of a legal action. The warrants became exercisable in August 1996 and 100,000 shares had a one-year term and 65,000 shares had a two-year term. All of the warrants have been exercised.

     In January 1997, Frederick Sandvick, Chief Executive Officer of the Company, received a warrant to purchase 500,000 shares of the Company's Common Stock at $.63 per share pursuant to his personal guaranty and indemnity in connection with a $2,000,000 performance bond. The warrant has a five-year term and became exercisable in January 1997.

     In January 1997, Vanguard Strategies, Inc. received a warrant to purchase 250,000 shares of the Company's Common Stock at $.72 per share pursuant to a consulting agreement entered into with the Company. The warrant has a five-year term and became exercisable in January 1997.

     In January 1997, S & H Systems, Inc. received a warrant to purchase 4,000 shares of the Company's Common Stock at $1.00 per share pursuant to a consulting agreement entered into with the Company. The warrant has a four-year term and became exercisable in January 1997.

     In May 1997, GMB Capital Partners received a warrant to purchase 45,000 shares of the Company's Common Stock at $2.52 per share in consideration for facilitating financing for the Company. The warrant as a three-year term and became exercisable in May 1997.

     In May 1997, Coast Business Credit received a warrant to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to a financing agreement entered into with the Company. The warrant has a three-year term and became exercisable in May 1997.

     In May 1997, Capital Structures Corporation and Colliers Iliff Thorn each received a warrant to purchase 25,000 shares of the Company's Common Stock at $1.24 per share pursuant to a commission settlement agreement entered into with the Company. The warrants had a one-year term and have been exercised.

     In January 1998, Vanguard Strategies, Inc. and Mr. Robert L. Burr, former Chairman of the Board and former President and Chief Executive Officer, were each granted stock options for 50,000 shares of the Company's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in the Company's international operations. The options expire on December 31, 2002 and vest the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

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

     In July 1998, Coast Business Credit received a warrant to purchase 10,000 shares of the Company's Common Stock at $1.63 per share pursuant to an amendment to a financing agreement entered into with the Company. The warrant became exercisable in July 1998 and expires on July 5, 2000, as amended.

     In September 1998, Elizabeth Williams received an option to purchase 5,000 shares of the Company's Common Stock at $1.66 per share pursuant to a consulting agreement entered into with the Company. The option vests over 2 1/2 years and expires on September 30, 2003.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL The Company's revenues through 1998 have been generated from (i) sales of vending terminals (ii) operating leases of vending terminals, (iv) financing income from sales-type leases, (iii) performance of service on vending terminals, and (iv) sales of associated parts. The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals requires the Company to invest capital or otherwise finance the manufacture of the vending terminals. The Company has obtained the resources necessary to finance its expanding base of leased terminals over the past two years through its line of credit, as well as through its existing cash flow and equity financing.

     RESTATEMENT Subsequent to the issuance of the 1998 financial statements, the Company determined that long-term leases of vending machines to Solutioneering, Inc. should have been recorded as operating leases, rather than as sales type leases. In 1997, the Company and Solutioneering entered into a long-term lease arrangement pursuant to which the Company furnished Solutioneering with 2,033 vending machines during 1997 and 1998, including 1,198 refurbished machines that had been previously returned to the Company from another DCR customer, Fone America. The Company's management has concluded that based on the financial condition of Solutioneering at the inception of the lease, the lease should have been accounted for as an operating lease, as the collectibility of the lease payments was not reasonably predictable.

     Revenues previously recorded as sales-type transactions of $1.9 million in 1998 and $3.5 million in 1997, have been reversed, the leased equipment has been capitalized, depreciation is being taken over the estimated useful life of the assets, and operating lease revenue has been recorded only to the extent of cash receipts from Solutioneering of $205 thousand in 1997. The net impact of all adjustments to Solutioneering was a decrease in net income of $2.1 million in 1998 and $1.4 million in 1997. The Company's net balance sheet carrying value of the Solutioneering leased machines at December 31, 1998 is approximately $3.3 million. The net assets have been separately classified as "Property under lease agreement with Solutioneering" as a non-current asset, since the assets are non-performing and are not available for sale or lease. See also Note 8 to the Financial Statements.

     In addition, the Company has reclassified $855 thousand in 1998 and $284 thousand in 1997 from cost of sales to selling, general and administrative expense as amounts representing bad debt expenses. Interest income, attributable to sales-type lease financing, of $330 thousand in 1998 and $123 in 1997 was also reclassified from other (income) expenses to revenues.

     Additionally, the Company has applied the provisions of SFAS 123, "Accounting for Stock Based Compensation" to options and warrants granted to the Chief Executive Officer and to Vanguard a company wholly owned by him, for transactions not related to normal employee duties and to options and warrants granted to other outside parties in fiscal years 1996 through 1998. The additional expense in 1998 and 1997 was $120 thousand and $197 thousand, respectively, of which $70 thousand and $161 thousand, respectively, were attributable to grants to the Chief Executive Officer, including Vanguard Securities (See Note 12 of the Financial Statements).

     The Company has also added its disclosures to provide information regarding segments, and has provided disclosures for three reporting segments:
Products, Financing and Service. Segment reporting is included as Note 3 of the Financial Statements.

     As a result, the 1997 and 1998 financial statements have been restated from amounts previously reported to properly reflect these transactions, reclassifications and disclosures.

     The effects of the restatement are presented in Note 2 of the Financial Statements and have been reflected herein.

     1998 COMPARED TO 1997 The 1998-1997 comparison is based, where applicable, on segment reporting, which is included as Note 3 to the Financial Statements. 1998 revenues increased by approximately $534 thousand or 4% from 1997, due to
(1) a $140 thousand decrease in product sales resulting from a decrease in the number of units sold and (2) a $701 thousand increase in service revenue resulting from an increase in both volume and price due to new contracts and existing contract renegotiations. The product mix among segments sectors is dependent upon new product orders received, which may vary from year to year, based on which lotteries place new requests for bid and on the Company's competitive success.

     Cost of sales, as a percentage of sales, decreased by 1% from 69% in 1997 to 68% in 1998 due to the following: (1) product cost of sales as a percentage of revenues decreased 10% from 73% in 1997 to 63% in 1998 due primarily to a change in the mix of products sold; (2) financing cost of sales increased 8%, as a percentage of revenues, from 33% in 1997 to 41% in 1998 due primarily to the decrease in revenue recognized during 1998 as compared to 1997 and the increase in depreciation expense incurred on the Property under lease agreement with Solutioneering; and (3) service cost of sales decreased 2% as a percentage of revenues from 96% in 1997 to 94% in 1998 due to a combination of renegotiated contract pricing and as a result of the preventative maintenance program initiated in 1997. Management anticipates that 1999 margins will continue to be lower as a result of increased competitive pressures on bid prices.

     Based on the above, gross profit increased by $313 thousand, from $4.4 million in 1997 to $4.7 million in 1998. The Company has invested in its next generation lottery products, intended to produce higher margins. However, no assurances can be given that higher margins will be achieved.

     Operating expenses, as a percentage of sales, increased by 7 % as a result of the following: (1) a $823 thousand increase in research and development. Research and development activities increased although the number of personnel decreased, as a majority of the work was performed by contracted services; and
(2) a $352 thousand increase in provision for doubtful accounts. The Company anticipates continued increased development efforts until the introduction of its next generation lottery products in 1999. Thereafter, the extent of its development efforts will depend on management's evaluation of the positioning of its other products. Bad debt expenses $206 thousand and $284 thousand from Fone America in 1998 and 1997, respectively, and $649 thousand from US Telecard in 1998, relating to sales made in prior years. Additional detail on Fone America is included in Note 8 to the Financial Statements.

     As a result of the above factors, the Company incurred a loss from operations of $130 thousand in 1998, a decline of $915 thousand from 1997's operating income of $785 thousand.

     Total other expense decreased by $324 thousand in 1998 due to (1) lower interest expense resulting from the payoff of various notes payable during the year and (2) a $143 thousand reduction in costs associated with the disposal of fixed assets in 1997 that did not occur in 1998.

     As a net result of the above-described factors, the Company incurred a net loss of $404 thousand in 1998, versus net income of $171 in 1997, a decrease of $575.

     LIQUIDITY AND CAPITAL RESOURCES In 1998, the Company generated approximately $1.1 million of net cash from operating activities which was used in combination with the $2.2 million provided by financing activities to finance $3.5 million in investing activities. In 1997, the Company generated approximately $2.4 from financing activities that was used to provide $2.3 million for investing activities. Working capital was approximately $4.1 million at December 31, 1998 an increase of approximately $2.5 million over the approximate $1.6 million at December 31, 1997. The increase in working capital included an increase in accounts receivable of $1.1 million, the net investment in the current portion of sales-type leases of $700 thousand and inventories of $200 thousand and a decrease in accrued expenses of $500 thousand. The receivable increase was due primarily to a $1.1 million product sale in November and December, 1998 to the State Lottery of Virginia.

     The Company completed an equity financing and a debt financing during the second quarter of 1997. The equity financing, representing a private placement of $800 thousand of equity Units, was subsequently registered with the SEC. The Units consisted of one share of Common Stock of the Company per $0.75 of equity investment, one-half Class A Warrants per $1.00 of equity investment and one Class B Warrant per $1.00 of equity investment. Each Class A Warrant was exercisable to purchase one share of Common Stock at a price of $1.25 per share for a period of one year while each Class B Warrant is exercisable to purchase one share of Common Stock at a price of $2.00 per share expiring March 18, 1999. Net proceeds to the Company from the private placement approximated $684 thousand in 1997. The Company received an additional $911 thousand in cash in 1998 from the exercise of warrants from the private placement.

     On May 5, 1997, the Company entered into a Loan and Security Agreement for a revolving line of credit whereby the Company could borrow up to $3 million. Such agreement was amended on July 7, 1998 to increase the borrowing limit to $5 million. The loan bears interest at prime plus 2%, which is reduced by .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1998, the Company had borrowed approximately $3.9 million under this Agreement. There were no covenants as of December 31, 1997. As of December 31, 1998 the line requires the Company to maintain a minimum of $5.5 million of equity, as defined. The Company was in compliance with this debt covenant at December 31, 1998.

     Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $5 million debt financing to maintain its current level of operations. However, in order to accommodate recent contract awards from the French, Missouri, Illinois and California lotteries for up to 6,000 ITR's with a potential value of $28 million over the next three years, together with other growth related opportunities in 1999 and beyond, the Company plans to seek additional financing during 1999. The initial order under these contracts is projected at $7 million.

     IMPACT OF INFLATION Inflation has not had any significant effect on the Company's operating costs. However, the sales price, lease payment and service fees contained in the Company's agreements with various states are fixed and the Company will be unable to pass along any increases in manufacturing and service costs during the term of these agreements.

     SEASONALITY OF BUSINESS The Company's operations may be affected by the fiscal year ends of its state lottery customers, which generally occur on June
30. States that have a surplus of funds available prior to year-end may accelerate their purchases of new equipment, while states that experience a shortage of funds available may delay their purchases until the next fiscal year.

     YEAR 2000 COMPLIANCE The Year 2000 computer issue creates potentially significant risks for the Company. If ITR or DCR terminals that the Company supplies to customers or management information systems that the Company uses internally do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on customers' and/or the Company's operations. The Company is actively managing its program to assess the capability of its ITR and DCR products and its interfaces to customer systems to handle the Year 2000. With respect to customer systems, the major challenge for the Company in remediating the Year 2000 issue is the coordination that is required with customers, suppliers and employees. The Company has established a Year 2000 project team and a program office at its corporate headquarters, made up of dedicated and shared resources, to provide the guidance and support necessary to accomplish the Year 2000 initiative. The Company's Year 2000 program consists of the following phases:

     - The inventory phase consists of compiling a comprehensive list of software and hardware technologies in use by the Company. This phase is complete.

     - The assessment phase consists of determining the compliance status of each technology identified in the inventory phase and of contacting key vendors and customers to determine any unresolved problems. This phase is complete.

     - The planning phase consists of developing plans to upgrade hardware and/or software to Year 2000 compliance and of developing alternative processing due to any key vendor and customer unresolved Y2K problems. This phase is complete.

     - The implementation phase consists of executing the tasks identified in the planning phase. This phase is complete.

     - The quality assurance phase consists of testing and validating systems replaced or modified as part of the implementation phase. This phase will be completed concurrently as new chips are put in service at customer sites and are scheduled for completion by the end of November 1999.

     - The special case phase consists of developing and implementing specific plans for any Year 2000 issues that cannot be handled by the previous phases. This phase will include monitoring each site for change control, contingency planning, monitoring vendor compliance issues and other matters that may arise. This phase is scheduled to start in September 1999.

     The Company is actively working with and seeking to enlist the cooperation of its customers to ensure integration with their systems and telecommunications networks. The Company is also actively working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. This is an ongoing process.

     The majority of the internal management information systems in use by the Company (including Fourth Shift accounting software, Novell and various Microsoft products) have received year 2000 certification from the Information Technology Association of America. During 1998 the Company tested its central network system hardware and software as well as the hardware and software of each of its computer workstations. As a result, minor expenditures, under $25 thousand total cost, have been made to upgrade certain computer hardware, PC software and fax equipment to make them year 2000 compliant. The Company believes that it will be Year 2000 compliant with respect to its existing computer hardware, software and fax equipment by the end of November 1999 and, therefore, believes that potential risks, including any potential third party risks, relating to year 2000 issues to be minimal. The Company's telephone system was not year 2000 compliant at December 31, 1998 and was upgraded in March 1999 at a cost of $13 thousand.

     The contingency plan consists of identifying alternates based on a worse case scenario, including identifying alternative MIS processing sites and field service routines to address potential customer problems.

     Year 2000 issues could have a significant impact on the Company's operations and its financial condition and results if unforeseen needs or problems arise, or systems operated by third parties are not Year 2000 compliant. Based on currently available information, management does not believe that the Year 2000 matters discussed above will cause significant operational or financial problems for the Company; and that the risks of any Y2K problems, if any, will be minimized by the Company's contingency plans, however there can be no assurance that this will be the case.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On-Point Technology Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying 1998 and 1997 consolidated financial statements have been restated.


Deloitte & Touche LLP
San Diego, California
March 25, 1999 (except for the effects of matters disclosed in Note 2, as to which the date is March 15, 2000)

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997



                                                                                                    1998              1997
                                                                                                    ----              ----
              Assets     Thousands of dollars, except share amounts                        (As restated -  See Note 2)
              Cash and cash equivalents                                                          $    129          $    273
              Accounts receivable, net                                                              2,744             1,644
              Inventories                                                                           3,143             2,933
              Net investment in sales-type leases                                                   1,586               872
              Other current assets                                                                    122                88
              -------------------------------------------------------------------------------------------------------------
              Total current assets                                                                  7,724             5,810
              -------------------------------------------------------------------------------------------------------------
              Plant, property and equipment, net                                                      422               582
              Net investment in sales-type leases                                                   2,723             2,423
              Property under operating leases, net                                                  1,852             2,575
              Property under lease agreement with Solutioneering, net                               3,255             2,644
              Other assets                                                                            368               768
              -------------------------------------------------------------------------------------------------------------
              Total assets                                                                       $ 16,344          $ 14,802
              ==============================================================================================================
              Liabilities and shareholders' equity
              -------------------------------------------------------------------------------------------------------------
              Accounts payable                                                                   $  1,190          $  1,118
              Current portion of long term debt                                                       104               277
              Accrued expenses                                                                      2,372             2,862
              -------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                             3,666             4,257
              -------------------------------------------------------------------------------------------------------------
              Long-term debt                                                                        3,872             2,371
              -------------------------------------------------------------------------------------------------------------
              Shareholders' equity:
                     Preferred stock, no par value, 2,000,000 shares
                         Authorized, no shares issued or outstanding                                   --                --
                     Common stock, $.01 par value, 20,000,000 shares
                         Authorized, 10,094,826 and 9,421,255 shares issued and                       101                94
                         outstanding,  respectively
                     Additional paid-in capital                                                    31,256            30,227
                     Accumulated deficit                                                          (22,551)          (22,147)
              -------------------------------------------------------------------------------------------------------------
              Total shareholders' equity                                                            8,806             8,174
              -------------------------------------------------------------------------------------------------------------
              Total liabilities and shareholders' equity                                         $ 16,344          $ 14,802
              ==============================================================================================================

See accompanying notes to consolidated financial statements.

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                            1998             1997
                                                                                            ----             ----

                                                                                         (As restated - See Note 2)
               THOUSANDS OF DOLLARS/SHARES, EXCEPT PER SHARE AMOUNTS
               --------------------------------------------------------------------------------------------------------
               Revenues                                                                   $ 14,768          $14,234
               Cost of sales                                                                10,044            9,823
               --------------------------------------------------------------------------------------------------------
               Gross profit                                                                  4,724            4,411
               --------------------------------------------------------------------------------------------------------
               Operating expenses:
                    Selling, general and administrative                                      3,449            3,044
                    Research and development                                                 1,405              582
               --------------------------------------------------------------------------------------------------------
               Total operating expenses                                                      4,854            3,626
               --------------------------------------------------------------------------------------------------------
               Income (loss) from operations                                                  (130)             785
               --------------------------------------------------------------------------------------------------------
               Other expenses:
                    Interest expense                                                           237              418
                   Other                                                                        17              160
               --------------------------------------------------------------------------------------------------------
               Total other expenses                                                            254              578
               --------------------------------------------------------------------------------------------------------
               Income (loss) before provision for income tax                                  (384)             207
               Provision for income taxes - current                                             20               36
               --------------------------------------------------------------------------------------------------------
               Net income (loss)                                                          $   (404)         $   171
               ========================================================================================================

               Earnings per share:
                    Basic:
                                 Earnings (loss) per share                                ($  0.04)         $  0.02
               ========================================================================================================
                                 Weighted average shares                                     9,882            9,011
               ========================================================================================================
                    Diluted:
                                 Earnings (loss) per share                                ($  0.04)         $  0.02
               ========================================================================================================
                                 Weighted average shares and assumed
                                 conversions                                                 9,882           10,850
               ========================================================================================================

See accompanying notes to consolidated financial statements

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997






                                                                                    (As restated - See Note 2)
                                                              -----------------------------------------------------------------
                                                                       Common Stock           Additional
             Thousands shares/dollars                          --------------------------      Paid-in     Accumulated
                                                                   Shares        Amount        Capital       Deficit     Total
             ------------------------------------------------------------------------------------------------------------------
             BALANCE, JANUARY 1, 1997                              8,187          $82         $ 29,157      ($22,318)    $6,921
             ------------------------------------------------------------------------------------------------------------------
             Issuance of common stock, net of $116
                  issuance costs                                   1,067           11              673                      684
             Exercise of stock warrants                              142            1              100                      101
             Exercise of stock options                                25                            25                       25
             Issuance of stock options and warrants
                  for services provided                                                            272                      272
             Net income                                                                                          171        171
             ------------------------------------------------------------------------------------------------------------------
             BALANCE, DECEMBER 31, 1997                            9,421           94           30,227       (22,147)     8,174
             ------------------------------------------------------------------------------------------------------------------
             Exercise of stock warrants                              669            7              904                      911
             Exercise of stock options                                 5                             5                        5
             Issuance of stock options and warrants
                  for services provided                                                            120                      120
             Net loss                                                                                           (404)      (404)
             ------------------------------------------------------------------------------------------------------------------
             BALANCE, DECEMBER 31, 1998                           10,095        $ 101         $ 31,256       ($22,551)   $8,806
             ==================================================================================================================

See accompanying notes to consolidated financial statements

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                                 (As restated - See Note 2)
             THOUSAND OF DOLLARS                                                                     1998           1997
             -------------------------------------------------------------------------------------------------------------
             Cash flows from operating activities:
                      Net income (loss)                                                              $ (404)        $ 171
                      Adjustments to reconcile net income (loss) to net cash
                          provided by (used in)operating activities:
                          Depreciation and amortization                                                2,000        1,683
                          Issuance of options and warrants for services provided                         120          272
                          Provision for doubtful accounts                                                713          361
                          Changes in assets and liabilities:
                               Accounts receivable                                                     (960)        (407)
                               Inventories                                                             (210)        (476)
                               Other current and other assets                                            299          451
                               Accounts payable                                                           72      (1,563)
                               Accrued expenses and other liabilities                                  (490)        (304)
                               Deferred income                                                                      (518)
             ------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                                       1,140        (330)
             ------------------------------------------------------------------------------------------------------------
             Cash flows from (used in) investing activities:
                      Purchases of plant, property and equipment                                       (283)        (176)
                      Net investment in sales-type leases                                            (1,890)        (521)
                      Investment in property under operating leases                                    (224)      (1,188)
                      Property under lease agreement with
                           Solutioneering                                                            (1,212)        (536)
                      Fixed asset disposals                                                               81           99
             ------------------------------------------------------------------------------------------------------------
             Net cash used in investing activities                                                   (3,528)      (2,322)
             ------------------------------------------------------------------------------------------------------------
             Cash     flows from financing activities: Proceeds from issuance of common stock:
                           Equity financing                                                                           684
                           Exercise of warrants and options                                              916          126
                      Proceeds from line of credit, net                                                1,605        2,267
                      Advances on notes payable                                                                       655
                      Repayment of notes payable                                                       (277)      (1,311)
             ------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                                 2,244        2,421
             ------------------------------------------------------------------------------------------------------------
             Decrease in cash and cash equivalents                                                     (144)        (231)
             ------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at beginning of year                                              273          504
             ------------------------------------------------------------------------------------------------------------
             Cash and cash equivalents at end of year                                                   $129         $273
             ============================================================================================================
             Supplemental cash flow information:
                      Cash paid during the period for interest                                          $306        $ 281
                      Cash paid during the period for income taxes                                      $117         $ 27
             Supplemental disclosure of non-cash activities:
                      Cost basis of machines returned from Fone America
                          transferred from net investment in sales-type leases
                          to property under
                          lease agreement with Solutioneering                                          $  23      $ 2,337
                      Increase (decrease) of reserves for inventory obsolescence                       $(368)        $561
             ------------------------------------------------------------------------------------------------------------

             See accompanying notes to consolidated financial statements

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization On-Point Technology Systems, Inc. and subsidiaries, formerly Lottery Enterprises, Inc. (collectively, the "Company" or "On-Point") designs, manufactures, and services vending terminals for the retail sale and leasing. Its Instant Ticket Retailer (ITR) product line sells or leases instant-winner lottery terminals to state and provincial governments in the United States and Canada and to foreign governments and their licensees. Its Debit Card Retailer
(DCR) product line sells or leases vending machines for prepaid telephone cards and other specialty retail products generally to commercial customers in the United States and in foreign markets.

     Liquidity The Company completed an equity financing and a debt financing in 1997. The equity financing, which was subsequently registered with the SEC, was a private placement of $800 thousand of equity Units. The Units consist of one share of Common stock of the Company per $0.75 of equity investment, one-half Class A Warrant per $1.00 of equity investment and one Class B Warrant per $1.00 of equity investment. Each Class A Warrant is exercisable to purchase one share of Common Stock at a price of $1.25 per share for a period of one year while each Class B Warrant was exercisable to purchase one share of Common Stock at a price of $2.00 per share expiring March 18, 1999. Net proceeds to the Company in 1997 from the private placement was $684 thousand. The Company received $911 thousand in cash in 1998 from the exercise of warrants from the private placement.

     On May 5, 1997, the Company entered into a Loan and Security Agreement for a revolving line of credit whereby the Company could borrow up to $3,000,000. Such agreement was amended on July 7, 1998 to increase the borrowing limit to $5,000,000. The loan bears interest at Prime plus 2%, which is reduced by .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. At December 31, 1998, the Company had borrowed approximately $3.9 million under this Agreement. The Company was in compliance with loan covenants as of December 31, 1998 and 1997. See Note 5 and 10.

     Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $5 million debt financing to maintain its current level of operations.

     Principles of Consolidation The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries after elimination of significant inter-company balances and transactions.

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

     Leases Property held under lease agreements are stated at cost. Depreciation is provided using the straight-line method, over estimated useful lives of 4 - 5 years.

     Revenue Recognition Under provision of SFAS No. 131, the Company has three reportable business segments: Products, Financing and Service. Segment information is included as Note 3. Revenue recognition for each segment is as follows:

     PRODUCTS

     Revenues from terminal sales are recognized upon shipment, except where contract terms require the Company to provide installation, in which cases revenue is recognized when the product is installed. Revenues from sales-type leases are recognized at the present value of the future minimum payments and are recorded as product sales.

     FINANCING

     Income from operating leases is recognized as rentals are due according to provisions of the leases. Units under operating leases are treated as depreciable assets and depreciated over their useful lives, with depreciation on such units charged to cost of sales.

     Interest income is recognized on sales-type leases as earned, based on amortization schedules. The difference between the total future minimum payments plus the residual value of the equipment and the present value is recorded as unearned income and amortized over the term of the lease so as to produce a constant rate of return.

     SERVICE

     The Company employs a field service department to service DCR terminals sold or leased to customers. Most service agreements provide for a preventive maintenance visit at regular intervals (e.g. every 60 to 120 days), covers all labor costs, costs to repair and replace parts, and provides for emergency visits if the terminal is non-operational. Income is recognized monthly, ratably over the lease term, for all DCR sales. When a terminal is leased to a customer, the service fee is separately identified in the lease agreement or included as a component of a single lease payment. If service is included as a component of a single lease, a service fee is estimated and classified as deferred executory costs. All service revenue is recognized ratably over the service agreement. The Company provides reserves for the estimated amount of future losses on any service contract.

     All ITR and DCR sales include a warranty, ranging from one to three years, which includes free repair or replacement of defective parts and may include associated labor costs. Future warranty costs are estimated and charged to income at time of sale, unless the lease includes a service component, in which case the estimated costs reduces the minimum lease payment. On-Point has no commitment under any lease to guarantee performance in a manner more extensive than the typical product warranty or which effectively protects the lessee from obsolescence.

     Research and Development Research and development costs are expensed as incurred.

     Significant Customers and Concentration of Credit Revenues from the state lotteries of Virginia, Illinois and Washington individually accounted for 23%, 23% and 12% respectively of total revenue in 1998. Revenues from the state lotteries of Virginia and Illinois individually totaled 29% and 15%, respectively of total revenue in 1997. These customers accounted for 18% and 53% of the Company's receivables at December 31, 1998 and 1997. No DCR customers accounted for 10% or more of revenues in either 1998 or 1997. Foreign sales amounted to $800 thousand in 1998 (5% of total revenues), of which $622 thousand was in Hong Kong, and $1.2 million in 1997 (9% of total), of which $478 thousand was in Hong Kong and $557 thousand was in Brazil.

     Income Taxes Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred income tax asset will not be realized, a valuation allowance is recognized.

     Per Share Information In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" establishing standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed using the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed using the weighted average shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.

                                                  Income                               Per-Share
                                                  (Loss)               Shares           Amount
                                                -----------          ----------       ----------
For the year ended December 31, 1998:
-------------------------------------
BASIC EPS
(Loss) available to common stockholders         ($  404,000)          9,881,622         ($0.04)

EFFECT OF DILUTIVE SECURITIES
None
                                                -----------          ----------         ------

DILUTED EPS
(Loss) available to common stockholders
     plus assumed conversions                   ($  404,000)          9,881,622         ($0.04)
                                                ===========          ==========         ======

For the year ended December 31, 1997:
BASIC EPS                                       $   171,000           9,011,055         $ 0.02
Income available to common stockholders

EFFECT OF DILUTIVE SECURITIES
Warrants                                                              1,166,395
Stock Options                                                           672,558
                                                -----------          ----------         ------

DILUTED EPS
Income available to common stockholders
      plus assumed conversions                  $   171,000          10,850,008         $ 0.02
                                                ===========          ==========         ======


     Options to purchase 462,000 and 2,083,835 shares of the Company's Common Stock and warrants to purchase 45,000 and 2,911,958 shares of the Company's Common Stock were outstanding during 1997 and 1998, respectively, but were not included in the computation of diluted EPS because the Company incurred a net loss in 1998 and the exercise price was greater than the average market price of the common shares.

     Fair Value of Financial Instruments The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies; however, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts.

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses carrying cost reasonably approximates their fair value because of the short maturities of these investments.

     The Company believes that the carrying amount of its outstanding debt at December 31, 1998 and 1997 is a reasonable estimate of its fair value based on a review of borrowing rates available to the Company at December 31, 1998 and 1997 for loans with similar terms and average maturities.

     Impairment of Long-Lived Assets The Company periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write down is recorded to reduce the asset to its estimated fair value.

     Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not have any items of other comprehensive income. As such, the implementation of SFAS 130 will not have an impact on the financial statements

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of these derivatives ("hedge accounting") depends on the intended use and designation. An entity that elects to apply hedge accounting is required to establish at the inception of its hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspects of the hedge. These methods must be consistent with the entity's approach to managing risk. The Company has not yet evaluated the effect of adopting SFAS 133.

     Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. This includes the use of standard costs for product sales; establishment of reserves for inventory obsolescence and reserves for bad debts. Actual results could differ from those estimates.


2. RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of its 1998 financial statements, the Company determined that long-term leases of vending machines to Solutioneering, Inc. should have been recorded as operating leases, rather than as sales type leases. In 1997, the Company and Solutioneering entered into a long-term lease arrangement pursuant to which the Company furnished Solutioneering with 2,033 vending machines during 1997 and 1998, including 1,198 refurbished machines that had been previously returned to the Company from another DCR customer, Fone America. The Company's management has concluded that based on the financial condition of Solutioneering at the inception of the lease, the lease should have been accounted for as an operating lease, as the collectibility of the lease payments was not reasonably predictable.

     Revenues previously recorded as sales-type transactions of $1.9 million in 1998 and $3.5 million in 1997, have been reversed, the leased equipment has been capitalized, depreciation is being taken over the estimated useful life of the assets, and operating lease revenue has been recorded only to the extent of cash receipts from Solutioneering of $205 thousand in 1997. The net impact of all adjustments to Solutioneering was a decrease in net income of $2.1 million in 1998 and $1.4 million in 1997. The Company's net balance sheet carrying value of the Solutioneering leased machines at December 31, 1998 is approximately $3.3 million. The leased vending machines have been separately classified as "Property under lease agreement with Solutioneering" as a non-current asset, since the assets are non-performing and are not available for sale or lease. See also Note 8.

     In addition, the Company has reclassified $855 thousand in 1998 and $284 thousand in 1997 from cost of sales to selling, general and administrative expense for amounts representing bad debt expenses. Interest income, attributable to sales-type lease financing, of $330 thousand in 1998 and $123 in 1997 was also reclassified from other (income) expenses to revenues.

     Additionally, the Company has applied the provisions of SFAS 123, "Accounting for Stock Based Compensation" to options and warrants granted to the Chief Executive Officer and to Vanguard Securities, a company wholly owned by him, as transactions not related to normal employee duties and to options and warrants granted to other outside parties in fiscal years 1996 through 1998. The additional expense in 1998 and 1997 was $120 thousand and $197 thousand, respectively, of which $70 thousand and $161 thousand, respectively, were attributable to grants to the Chief Executive Officer, including Vanguard Securities (See Note 12 of the Financial Statements).

     The Company has also added its disclosures to provide information regarding segments, and has provided disclosures for three reporting segments:
Products, Financing and Service. Segment reporting is included as Note 3 of the Financial Statements.

     As a result, the 1997 and 1998 financial statements have been restated from amounts previously reported to properly reflect these transactions, reclassifications and disclosures. A summary of the significant effects of the restatement is as follows:

                                                                                       1998                           1997
                                                                                       ----                           ----
                                                                         As Previously         As        As Previously         As
                                                                           Reported         Restated        Reported       Restated
                                                                           --------         --------        --------       --------
              YEAR ENDED DECEMBER 31:
              -----------------------

              Revenues                                                      $ 16,416        $ 14,768        $ 17,439        $ 14,234
              Cost of sales                                                   11,538          10,044          12,566           9,823
              ----------------------------------------------------------------------------------------------------------------------
              Gross profit                                                     4,878           4,724           4,873           4,411
              Operating expenses                                               4,018           4,854           3,145           3,626
              ----------------------------------------------------------------------------------------------------------------------
              Income from operations                                             860           (130)           1,728             785
              Other income (expense)                                             871           (254)           (120)           (578)
              ----------------------------------------------------------------------------------------------------------------------
              Income (loss) before income taxes                                1,731           (384)           1,608             207
              Provision for income taxes                                          20              20              36              36
              ----------------------------------------------------------------------------------------------------------------------
              Net income (loss)                                              $ 1,711        ($  404)          $1,572            $171
              ======================================================================================================================

              Net income (loss) per share - basic                             $ 0.17        ($ 0.04)          $ 0.17          $ 0.02
              Net income (loss) per share - diluted                           $ 0.15        ($ 0.04)          $ 0.15          $ 0.02

              DECEMBER 31:
              Accounts receivable                                            $ 2,744        $ 2,744          $ 1,961         $ 1,644
              Inventories                                                      3,143          3,143            2,704           2,933
              Net investment in sales-type leases                              1,586          1,586            1,638             872
              ----------------------------------------------------------------------------------------------------------------------
              Total current assets                                             7,724          7,724            6,664           5,810
              ----------------------------------------------------------------------------------------------------------------------
              Net investment in sales-type leases                              8,911          2,723            5,364           2,423
              Property under operating leases, net                             2,013          1,852            2,657           2,575
              Property under lease agreement with Solutioneering, net                         3,255                            2,644
              Other assets                                                       502            368              768             768
              ----------------------------------------------------------------------------------------------------------------------
              Total assets                                                  $ 19,572       $ 16,344         $ 16,035        $ 14,802
              ======================================================================================================================

              Stockholders' Equity                                          $ 12,005        $ 8,806          $ 9,378         $ 8,174
              ======================================================================================================================

3. SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its operating segments. The Company has three reportable segments: product sales, financing and service. The product segment includes all products sold by the Company, including ITR and DCR vending machines via product sales and sales-type lease agreements. The financing segment includes revenues and expenses associated with (1) financing the sale of units via sales-type leases and (2) operating leases. The service segment includes revenues and expenses associated with its service and warranty contracts.

                     The Company evaluates performance for each segment based on gross profits.

                                                                                                                 Non-
                                                                  Products       Financing       Service       Allocated     Total
                                                                  --------       ---------       -------       ---------     -----
              1998
              OPERATING DATA:
              Revenues                                             $5,870          $3,823         $5,075                     $14,768
              Gross profit                                          2,177           2,252            295                       4,724
              Income (loss) from operations                          (78)           (160)            108                       (130)

              BALANCE SHEET DATA  (AT END OF PERIOD):
              Assets (allocated by segment)                        $4,883          $9,766         $1,076          $  619     $16,344
              CASH FLOW INFORMATION:
              Depreciation and amortization                          $342          $1,571            $87                     $ 2,000
              Capital expenditures                                    283                                                        283

              1997
              OPERATING DATA:
              Revenues                                             $6,010          $3,850         $4,374                     $14,234
              Gross profit                                          1,642           2,592            177                       4,411
              Income (loss) from operations                           383             428           (26)                         785

              BALANCE SHEET DATA  (AT END OF PERIOD):
              Assets (allocated by segment)                        $3,448          $9,188         $1,037          $1,129     $14,802
              CASH FLOW INFORMATION:
              Depreciation and amortization                        $  425          $1,258                                    $ 1,683
              Capital expenditures                                    176                                                        176


     Total assets for the segments excludes cash, other current assets and other assets, as such assets are not specifically identifiable to a particular segment. Selling, general and administrative expense, excluding specifically identified amounts, has been allocated based on the percentage of the total assets of the respective segment divided by the total assets of all segments.

4. OTHER FINANCIAL DATA.

     Details concerning certain balance sheet accounts and operating income detail as of December 31, 1998 and 1997 follows

                                                                                 1998              1997
                                                                                 ----              ----
                      Accounts receivable:
                          Trade accounts receivable                            $  2,896          $  1,938
                           Less allowance for doubtful accounts                    (152)             (294)
                                                                               --------------------------
                           Total                                               $  2,744          $  1,644
                                                                               ==========================

                      Inventories:
                           Materials                                           $  2,843          $  2,805
                           Work-in-process                                          274               220
                           Finished goods                                           619               869
                           Reserve for obsolescence                                (593)             (961)
                                                                               --------------------------
                           Total                                               $  3,143          $  2,933
                                                                               ==========================

                      Property, plant and equipment:
                           Computers and equipment                             $  1,236          $  1,162
                           Furniture and fixtures                                   325               332
                           Tooling                                                  248               324
                           Building and improvements                                 51                37
                                                                               --------------------------
                                                                                  1,860             1,855
                           Less accumulated depreciation                         (1,438)           (1,273)
                                                                               --------------------------
                           Total                                               $    422          $    582
                                                                               ==========================

                      Other assets:
                           Patents                                             $    715          $    677
                           Deposits                                                 134               628
                           Other                                                    198               136
                                                                               --------------------------
                                                                                  1,047             1,441
                           Less accumulated amortization                           (679)             (673)
                                                                               --------------------------
                           Total                                               $    368          $    768
                                                                               ==========================


                      Operating Income Detail:
                      Revenues:
                           Products                                            $  5,870          $  6,010
                           Financing:
                                Operating lease rentals                           3,493             3,727

                                Interest income                                     330               123
                                                                               --------------------------
                                Total financing                                   3,823             3,850
                           Service                                                5,075             4,374
                                                                               --------------------------
                           Total revenues                                        14,768            14,234
                                                                               --------------------------
                      Cost of sales
                           Products                                               3,693             4,368
                           Financing                                              1,571             1,258
                           Service                                                4,780             4,197
                                                                               --------------------------
                           Total cost of sales                                   10,044             9,823
                                                                               --------------------------
                      Gross Profit                                                4,724             4,411
                      Operating expenses:
                           Research and development                               1,405               582
                           Bad debt expense                                         713               361
                           Depreciation                                           2,000             1,683
                           Less depreciation included in cost of sales           (1,785)           (1,529)
                           Other Selling, general and administrative              2,521             2,529
                                                                               --------          --------
                      Total operating expenses                                    4,854             3,626
                                                                               --------          --------
                      Income (loss) from operations                            $   (130)         $    785
                                                                               ==========================

5. DEBT Debt consists of the following as of December 31, 1998 and 1997

                                                        1998           1997
                                                        ----           ----
                      Revolving line of credit         $3,872         $2,267
                      Notes payable                       104            381
                                                       ---------------------
                      Total debt                        3,976          2,648
                       Less current portion               104            277
                                                       ---------------------
                       Long Term Debt                  $3,872         $2,371
                                                       =====================

     The Company entered into a loan and security agreement on May 5, 1997, which provided for a revolving credit line of up to $3,000,000, which was amended on July 7, 1998 to increase the borrowing limit to $5,000,000. The line bears interest at prime plus 2%, or 9.75% at December 31, 1998, which is reduced by .5% annually if the Company meets certain performance benchmarks, matures on March 31, 2000 and is secured by virtually all of the Company's assets. There were no covenants as of December 31, 1997. As of December 31, 1998 the line requires the Company to maintain a minimum of $5.5 million of equity, as defined. The Company was in compliance with this debt covenant at December
31, 1998.

     Notes payable at December 31, 1998 and 1997 consist of notes to various financial institutions, which bear interest at rates ranging from 8.8% to 14.8%. All but one note payable, totaling $104 thousand was paid off during 1998.

     Future principal payments on debt as of December 31, 1998, are as follows (in thousands):

                      Year ending December 31,
                               1999                 $  104
                               2000                  3,872
                                                    ------
                                                    $3,976
                                                    ======

6. OPERATING LEASES

     The Company leases certain of its vending terminals to customers under agreements accounted for as operating leases. The net investment in vending terminals held under operating leases at December 31, 1998 and 1997 consisted of approximately $4.9 million and $5.0 million, respectively, less accumulated depreciation of approximately $3.1 million and $2.4 million at December 31, 1998 and 1997, respectively.

     Approximate future minimum lease payments receivable by the Company under operating leases as of December 31, 1998, are as follows (in thousands):

       Year ending December 31,

             1999                                         $ 1,735

     Current operating leases may be extended in one-year increments, upon expiration of current leases. The Company believes that the net book value is fully recoverable through future lease receipts and underlying value of the assets as of December 31, 1998 and 1997.

7. SALES-TYPE LEASES The Company leases certain of its vending terminals under agreements accounted for as sales-type leases. Included in product sales are approximately $1.9 million and $1.5 million of revenues related to sales-type leases for the years ended December 31, 1998 and 1997, respectively. These non-cancelable leases expire over the next one to five years.

     The following lists the components of the net investment in sales-type leases as of December 31, 1998 and 1997 (in thousands):

                                                                            1998            1997
                                                                          ------------------------
                 Net minimum lease payments receivable                    $ 4,212          $ 3,157
                 Estimated unguaranteed residual value                      1,278            1,071
                 Less unearned interest income                               (314)            (659)
                 Less reserves for sales-type leases                         (867)            (274)
                                                                          ------------------------
                 Net investment in sales-type leases                      $ 4,309          $ 3,295
                                                                          ========================

             ales-type leases consist of:
                 Net investment in sales-type leases - short term          $1 586          $   872
                 Net investment in sales-type leases - long term            2,723            2,423
                                                                          ------------------------
                 Net investment in sales-type leases, as above            $ 4,309          $ 3,295
                                                                          ========================

     The minimum lease payments are recorded net of future estimated service and warranty costs of $828 in 1998 and $830 in 1997, which are deferred and recorded as income on a monthly basis over the term of the agreement. Future minimum lease payments excluding service payments, due from customers under sales-type leases as of December 31, 1998, are as follows (in thousands):

              Year ending December 31,
                    1999                         $ 2,590
                    2000                           1,217
                    2001                             405
                                                 -------
                                                 $ 4,212
                                                 =======

     The amortization of unearned income for sales-type leases amounted to approximately $330 thousand and $123 thousand for the years ended December 31, 1998 and 1997, respectively.

8. PROPERTY UNDER LEASE AGREEMENT WITH SOLUTIONEERING

     As part of its effort to increase its presence in the DCR marketplace, the Company entered into an agreement with Solutioneering, Inc. ("Solutioneering") to provide up to an additional 2000 DCR terminals under long-term lease arrangements. Under the arrangement, the Company would be Solutioneering's exclusive DCR provider. Although the Company realized Solutioneering was undercapitalized, the Company believed the deployment of the DCR terminals to retail locations under relatively long-term lease agreements would create adequate underlying value to support repayment of the Company's leases should Solutioneering fail to pay. While Solutioneering defaulted on its obligations in 1997, the Company did not foreclose on the equipment leased to Solutioneering primarily because management believed the underlying value of Solutioneering's leased locations could be sold in one package for an amount in excess of the total obligations owed by Solutioneering. The Company also believes that the fair value of the Company's leased assets held by Solutioneering exceeded the carrying amount of the leased assets as of December 31, 1998 and 1997. When Solutioneering was unwilling to accept terms offered by a prospective buyer in early 1999, the Company subsequently filed suit to collect the amounts due.

     In 1997 and 1998, the Company shipped a total of 2033 DCR terminals to Solutioneering. Of the terminals shipped in 1997 and 1998, 1198 were refurbished machines that had been previously returned to the Company from another DCR customer, Fone America.

     The vending machine leased to Solutioneering have been classified as "Property under lease agreement with Solutioneering" as the property is non-performing and unavailable for lease. This property is being depreciated over a five-year estimated useful life. The depreciation expense is classified as cost of sales, consistent with other operating leases. Operating lease revenues have been recognized only for cash payments received from Solutioneering of $205 thousand in 1997.

     The activity in the Property under Lease agreements with Solutioneering is summarized as follows:

                                                                                  1998           1997
                                                                                  ----           ----
                      Balance - beginning of year                               $2,644           $ --
                      Additions:
                           DCR's returned from Fone America                         23           $2,337
                           Manufactured and other                                1,240              536
                      Less: accumulated depreciation                              (652)            (229)
                                                                                -----------------------
                      Balance - end of year                                     $3,255           $2,644
                                                                                =======================


     Fone America returned 1,266 DCR terminals during 1997 and 1998 under an agreement with the Company to partially satisfy their outstanding receivable balance. The Fone America net receivable balance was $2.4 million at December 31, 1996, which consisted of the net unamortized balance of net investment in sales type leases for prior years' sales to Fone America, less reserves for refurbishment costs and bad debt. The following summarizes the activity in the Fone America receivable balance during 1997 and 1998:

                                                                                          1998            1997
                                                                                          ----            ----
                      Receivable balance, beginning of year                             $ 989          $3,326
                      Less: reserves for refurbishment                                   (476)           (933)
                      Less: reserves for bad debts                                       (284)             --
                                                                                        ----------------------
                      Net receivable balance, beginning of year                           229           2,393
                      Plus: utilization of reserve for refurbishment                       --             457
                      Less: cost basis of returned terminals                              (23)         (2,337)
                      Less: bad debt expense                                             (206)           (284)
                                                                                        ----------------------
                      Net receivable balance - end of year                              $  --          $   229
                                                                                        ======================

     A bad debt reserve was established as of December 31, 1997 of $284 thousand. As Fone America returned terminals, the Company reduced the Fone America receivable balance with an estimated cost basis per terminal. This estimated cost basis represented the lower of cost or fair value of the returned terminals. The resulting cost basis ranged from $1,340 for a 2-bin terminal to $2,386 for a 4-bin terminal. The balance of $206 thousand, after all machines were returned, was charged to bad debts in 1998.


     9. INCOME TAXES Following is a reconciliation of the income tax benefit expected (based on the statutory federal income tax rate) to the actual income tax provision recorded (in thousands):

                                                                                                    1998             1997
                                                                                                    ----             ----
                      Tax expense (benefit) computed at the statutory federal rate
                           rate of 34%                                                             $(131)            $ 70
                      State income tax expense, net of federal income tax effect                      20               36
                      Expenses not deductible for income tax purposes                                 (6)              (9)
                      Change in valuation allowances for deferred income tax assets                  137              (61)
                                                                                                   ----------------------
                      Provision for income taxes - current                                         $  20             $ 36
                                                                                                   ======================

     The components of the income tax expense for the year ended December 31, 1998 and 1997 consists of the following


                                                                  1998        1997
                                                                  ----        ----
                      Current:
                           Federal                                 $ --        $ --
                           State                                     20          36
                                                                   ----------------
                                                                     20          36
                      Deferred:
                           Federal                                   --          --
                           State                                     --          --
                                                                   ----------------
                                                                     --          --
                                                                   ----------------
                      Provision for income taxes - current         $ 20        $ 36
                                                                   ================



                     Deferred income tax assets and the related valuation
              allowance as of December 31, 1998 and 1997, result from the following temporary differences:

                                                                            1998            1997
                                                                            ----            ----
                      Net operating loss carryforwards                    $ 5,475         $ 3,128
                      Inventory and other reserves                            868           3,250
                      Valuation allowance                                 (6,343)         (6,378)
                                                                          ------          -------
                      Net deferred income tax assets                      $  --           $  --
                                                                          ======          =======


     Due to significant losses for income tax reporting purposes prior to 1998 as well as the other issues currently being addressed by the Company, management has concluded that it is more likely than not that the deferred tax assets will not be realized and that a valuation allowance is needed to reduce the carrying value of deferred income tax assets to zero.

     At December 31, 1998, the Company has $14.6 million of operating loss available to offset future federal taxable income, which expire during the years 2011 through 2018.

10. SHAREHOLDERS' EQUITY

     Preferred Stock The Company is authorized to issue up to two million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

     Stock Warrants Exercised In 1998, various warrants were exercised to purchase the Company's Common Stock for total proceeds of $911 thousand. Warrants from the private placement, discussed in Note 1, were exercised to purchase 540,986 shares of the Company's Common Stock at $1.25 per share. Other warrants were exercised to purchase 25,000, 37,500 and 65,000 shares of the Company's Common Stock at $1.24, $1.25 and $.69 per share, respectively. In 1997, two warrants were exercised to purchase the Company's Common Stock for total proceeds of $101 thousand. The warrants were exercised to purchase 100,000 and 42,630 shares of the Company's Common Stock at $.69 and $.75 per share, respectively.

     Stock Option Plans The Company has two employee option plans whereby options to purchase 1,972,500 shares of the Company's common stock may be granted to certain executives and employees, and an option plan for directors under which options for 525,000 shares of the Company's common stock may be issued to directors of the Company. Information regarding these option plans, options, including options outstanding for non-employees of 424,000 and 306,500 shares outstanding as of December 31, 1998 and 1997 respectively follows:

                                                                             1998                            1997
                                                                             ----                            ----
                                                                                    Weighted                          Weighted
                                                                                     Average                           Average
                                                                                    Exercise                           Exercise
                                                                    Shares            Price            Shares           Price
                                                                    ------            -----            ------           -----
         Outstanding at January 1                                  1,280,380          $1.44          1,171,577          $2.21
              Granted                                                882,000           1.88            367,080           1.13
              Exercised                                               (5,085)          0.90            (25,000)          1.00
              Expired                                                (50,000)          2.00                 --             --
              Forfeited                                              (23,460)          2.21           (233,277)          4.83
                                                                  ----------          -----         ----------          -----
         Outstanding at December 31                                2,083,835          $1.61          1,280,380          $1.44
                                                                  ==========          =====         ==========          =====

         Options exercisable at year end                           1,095,376          $1.47            806,190          $1.72
         Weighted average fair value per share of options
              granted during the year                                                 $0.76                            $0.48

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                                   Options Outstanding                          Options Exercisable
                                      --------------------------------------------------  --------------------------------
                                          Number        Weighted Ave    Weighted-Average     Number       Weighted-Average
                   Range of           Outstanding at     Remaining         Exercise       Outstanding at        Exercise
               Exercise Prices           12/31/98     Contractual Life      Price            12/31/98           Price
               ---------------           --------     ----------------      -----            --------           -----
                 $0.80 - 1.00           1,071,835        6.1 years          $ 0.82           945,376           $ 0.81
                 1.41 - 1.81              470,000          4.6                1.50            20,000             1.81
                 2.00 - 2.09              292,000          3.2                2.07            10,000             2.03
                 2.25 - 2.88              150,000          3.5                2.78            20,000             2.44
                     7.45                 100,000          5.8                7.45           100,000             7.45
                                        ---------          ---              ------         ---------           ------
                 $0.80 - 7.45           2,083,835          5.2              $ 1.61         1,095,376           $ 1.47
                                        =========          ===              ======         =========           ======

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for employee stock option plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation for the Company's three stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                    1998                                         1997
                                                    -----                                        ----
                              Net                 Per Share                Net                Per Share
                              Loss          Basic          Diluted       Earnings        Basic         Diluted
                              ----          -----          -------       --------        -----         -------
         As Reported         $(404)         $(0.04)        $(0.04)        $ 171          $0.02          $0.02
                             =====          =====          =====          =====          =====          =====

         Pro Forma           $(484)         $(0.05)        $(0.05)        $ (41)         $(0.01)        $(0.01)
                             =====          =====          =====          =====          =====          =====

     In 1998 the fair value of options granted to employees is estimated as approximately $0.71 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 51%; risk free interest rate of 4.68%; and expected lives of 4.65 years. In 1997 the fair value of options granted is estimated as approximately $0.51 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 70%; risk free interest rate of 5.71%; and expected lives of 3.02 years.

     Other Stock Options

     In October 1998, Robert Burr, a former Chairman of the Board, President and CEO of the Company, received a three-year option to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to his consulting agreement with the Company. The option vests on March 31, 2001, or earlier, if certain conditions are met. The fair value of the option totaled $24 thousand, $2 thousand of which was expensed during the year ended December 31, 1998. The remainder will be expensed over 37 months.

     In September 1998, a consultant received an option to purchase 5,000 shares of the Company's Common Stock at $1.66 per share pursuant to a consulting agreement entered into with the Company. The option vests over 2 1/2 years. The fair value of the option totaled $5 thousand at the date of grant; $700 of which was expensed to selling, general and administrative expense during the year ended December 31, 1998. The remainder will be expensed to selling, general and administrative expense over the remaining 26 month term of the consulting agreement.

     In May 1998, two individuals, one of whom is an officer of the Company, each received an option to purchase 50,000 shares of the Company's Common Stock at $2.09 per share pursuant to their assignment of certain intellectual property to the Company. The options vest the earlier of April 1, 2001, or upon the satisfaction of certain performance conditions. No expense was recorded as the fair value of the options granted were in exchange for intellectual property.

     In April 1998, two advisory board members of the Company each received three-year options to purchase 10,000 shares of the Company's Common Stock at $2.88 per share pursuant to their appointment as Advisory Directors. The options vest in April 1999. The fair value of the options totaled $12 thousand; $5 thousand of which was expensed to selling, general and administrative expense during the year ended December 31, 1998. The remainder will be expensed to selling, general and administrative expense over the remaining term of their appointment as advisory board members, which expire in 1999.

     In March 1998, Vanguard Strategies, Inc. and Mr. Robert L. Burr were each granted five-year stock options for 50,000 shares of the Company's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in the Company's international operations. The options vest at the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000. The fair value of the options totaled $110 thousand; $18 thousand of which was expensed to selling, general and administrative expense during the year ended December 31, 1998. The expense is being recorded over the 60 month term of the agreement.

     In January 1998, a consultant received an option to purchase 10,000 shares of the Company's Common Stock at $2.09 per share pursuant to a consulting agreement. The option vests over two years. The fair value of the options totaled $7 of which $4 thousand was expensed to selling, general and administrative expense in 1998. The remaining $3 thousand will be expensed in 1999.

     In January 1997, three consultants were granted options to purchase a total of 30,000 shares of the Company's common stock at $.90 per share. 25,000 shares vested in 1997 and the remaining 5,000 shares vested in 1998.

     Stock Warrants

     In July 1998, Coast Business Credit received a warrant to purchase 10,000 shares of the Company's Common Stock at $1.63 per share pursuant to a financing agreement entered into with the Company. The warrant has a two-year term and became exercisable in July 1998. The fair value of the warrant totaled $5 thousand at the date of grant of which $1 thousand was expensed to selling, general and administrative expense during 1998. The remaining balance will be expensed over 18 months.

     In May 1997, GMB Capital received a warrant to purchase 45,000 shares of the Company's Common Stock at $2.52 per share in consideration for facilitating financing for the Company. The warrant has a three-year term and became exercisable in May 1997. The fair value of the warrant totaled $35 thousand at the date of grant, of which $11 thousand and $8 thousand were expensed to selling, general and administrative expense during 1998 and 1997, respectively. The remaining balance will be expensed over 16 months.

     In May 1997, Capital Structures Corporation and Colliers Iliff Thorn each received a warrant to purchase 25,000 shares of the Company's Common Stock at $1.24 per share pursuant to a commission settlement agreement entered into with the Company. The warrants had a one-year term and expired in May 1998. The fair value of the warrants totaled $88 thousand at the date of grant, which was expensed to selling, general and administrative expense during 1997.

     In May 1997, Coast Business Credit received a warrant to purchase 50,000 shares of the Company's Common Stock at $2.00 per share pursuant to a financing agreement entered into with the Company. The warrant has a three-year term and became exercisable in May 1997. The fair value of the warrant totaled $44 thousand at the date of grant, of which $15 thousand and $10 thousand were expensed to selling, general and administrative expense during 1998 and 1997, respectively. The remaining balance will be expensed over 16 months.

     In January 1997, the Chairman and Chief Executive Officer of the Company, received a warrant to purchase 500,000 shares of the Company's Common Stock at $.63 per share pursuant to his personal guaranty and indemnity in connection with a $2,000,000 performance bond. The warrant has a five-year term and became exercisable in January 1997. The fair value of the warrant totaled $178 thousand at the date of grant; $59 thousand of which was expensed to selling, general and administrative expense in each of the years ended December 31, 1998 and 1997. The remaining balance will be expensed in 1999.

     In January 1997, Vanguard Strategies, Inc. ("VSI"), a corporation wholly-owned by the Chief Executive Officer, received a warrant to purchase 250,000 shares of the Company's Common Stock at $.72 per share pursuant to a consulting agreement entered into with the Company. The warrant has a five-year term and became exercisable in January 1997. The fair value of the warrant totaled $102 thousand at the date of grant, which was expensed to selling, general and administrative expense during the year ended December 31, 1997.

     In January 1997, S&H Systems Inc. received a warrant to purchase 4,000 shares of the Company's Common Stock at $1.00 per share pursuant to a consulting agreement. The warrant has a four-year term and became exercisable in January 1997. The fair value of the warrant totaled $6 thousand at the date of grant, which was expensed to selling, general and administrative expense during 1997.

11. COMMITMENTS AND CONTINGENCIES

     Lease Commitments The Company leases facilities under operating leases expiring at various dates through January 2009. Rent expense for such facilities totaled $244 thousand and $264 thousand for the years ended December 31, 1998 and 1997, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

          1999                                                   $   254
          2000                                                       283
          2001                                                       279
          2002                                                       253
          2003                                                       215
          Thereafter                                               1,073
                                                                  -------
                                                                  $ 2,357
                                                                  =======

     Customer Dispute Since 1994, the Company had sought reimbursement from the California State Lottery ("CSL") for the supply and installation of out-of-warranty spare parts and related sales tax pursuant to its service contract. The claim was estimated at more than $1.9 million. The CSL had refused to honor the claim and had responded with a claim of $1.7 million in liquidated damages for the Company's alleged delay in responding to service calls in 1994 and 1995. Further, the CSL withheld payment of more that $300 thousand in outstanding invoices for products and services from the Company. No amounts related to this receivable were recorded in the accompanying financial statements as of December 31, 1997. During 1998, the Company amicably resolved the dispute and received a payment of approximately $350,000 from the CSL.

     Legal Proceedings The Company is a party to legal proceedings in the ordinary course of its business, the most significant of which is described below.

     On January 11, 1999, the Company filed an action against Solutioneering, Inc. in Superior Court of California, County of San Diego. A first amended complaint of said action was filed on February 9, 1999. The action arises from the lease to Solutioneering of a total of 2,193 prepaid phone card vending terminals (2,033 of which were shipped in 1997 - 1998) under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, the Company asserts that Solutioneering has breached the Agreement and has claimed damages of approximately $9 million. The Company's net balance sheet carrying value of the Solutioneering leased machines at December 31, 1998 is approximately $3.3 million. The Company believes the underlying value of the Company's equipment at Solutioneering exceeds the carrying value on the Company's books.

     On January 23, 1996, the Company's principal competitor, ILI, filed an action against the Company in the Common Pleas Court of Hamilton County, Ohio. The action arises from an agreement in principle between ILI and the

Company, which was signed on March 23, 1995. The agreement in principle related to a proposed merger transaction between ILI and the Company. After certain due diligence and negotiations, in July 1995 the parties decided not to proceed with the transaction reflected in the agreement in principle. In the action, ILI contends that, under the agreement in principle, the Company is responsible to pay ILI's reasonable fees and expenses in connection with the proposed merger because the transaction did not proceed due to the Company's actions. In addition, ILI contends that another provision of the agreement in principle obligates the Company to pay a "break-up fee" in the event the Company entered into a "binding commitment to engage in a recapitalization, debt issuance or working capital financing other than in the ordinary course of business within one year of the public announcement of such abandonment or termination of the proposed merger transaction." In the action, ILI seeks reimbursement of alleged fees and expenses of $240 thousand, payment of a break-up fee in the amount of $989 thousand and reasonable attorney's fees. The Company removed ILI's action to the United States District Court for the Southern District of Ohio on February 26, 1996. On March 4, 1996 the Company filed an answer denying all liability to ILI. The Company also asserted a counterclaim against ILI seeking a declaratory judgment that the break-up fee has not been triggered under the terms of the agreement in principle, seeking to recover the Company's own costs and expenses in connection with the proposed merger agreement and seeking compensatory damages from ILI for unfair competition and tortuous interference with business relations. The Company's counterclaim sought compensatory damages in excess of $500 thousand, plus attorney's fees, costs and reimbursement of the merger related expenses. In February 1997 the court rendered judgment on behalf of ILI with regard to certain expenses incurred by it during the merger negotiations in the amount of approximately $238,000. However, upon motion by the Company, the court reconsidered this ruling and reversed its ruling that the Company is legally responsible for fees relating to the merger. Following the court's ruling, ILI filed another brief requesting the court reconsider its reversal of the summary judgment on the issue of merger costs. In March 1998, the court rendered summary judgment on behalf of ILI with regard to the Company's claims of unfair competition and tortuous interference with business relations. The Company believes that no amounts are owed to ILI under the agreement in principle. The Company is contesting the lawsuit vigorously and intends to appeal the court's ruling with regard to its claims of unfair competition and tortuous interference with business relations.

     Executive Compensation Agreement The Company has an employment agreement with the Company's Chief Executive Officer (the "CEO") for a three-year term commencing January 9, 1996, which automatically extends annually an additional year unless notice has otherwise been given by the Company. As of December 31, 1998, the term expires on December 2001. While the Company is committed under the agreement to provide for an annual base salary of at least $300 thousand, plus a bonus equal to 5% of the first million of the Company's pre-tax income and 7% thereafter, only $177 thousand and $141 thousand was paid to Mr. Sandvick in salary in 1998 and 1997, respectively, and no bonuses were paid to Mr. Sandvick in either year.

     The employment agreement with the CEO also provides for severance upon termination by the Company without cause or termination by the CEO for "good reason," as defined, in the amount equal to the base salary the CEO would have earned during the 36 month period commencing on the date of termination plus three times the CEO's average annual bonus received over the prior three fiscal years. The CEO would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36-month period. Further, all shares underlying outstanding stock options granted to the CEO would become fully exercisable for a period of 18 months after termination.

12. RELATED PARTY TRANSACTIONS

     On January 8, 1996, the Company entered into an agreement with Vanguard Strategies, Inc. ("VSI"), a private strategic planning company, in which VSI would assist the Company as its exclusive consultant for at least 120 days in negotiating debt and equity financing and in developing the Company's strategic plans. VSI is wholly owned by Frederick Sandvick, the Company's Chief Executive Officer. In January 1996, VSI assisted the Company in obtaining a $450,000 loan from U.S. Mortgage Bankers Corp. ("USMBC"). The president of USMBC is related to Mr. Sandvick. As compensation for these services, VSI was granted warrants, subject to the Company receiving financing of at least $1.5 million, to purchase up to 450,000 shares of common stock of the Company at a price of $.60 per share exercisable for five years.

     In July 1996, VSI was granted an additional warrant to purchase 250,000 shares of the Company's common stock at a price of $.69 pursuant to the extension of the USMBC promissory note under this agreement. The Company recognized $80 thousand of compensation expense related to the 1996 warrants. In January 1997, Mr. Sandvick received a warrant to purchase 500,000 shares of the Company's Common Stock at $.63 per share pursuant to his personal guaranty and indemnity in connection with a $2,000,000 performance bond. The warrant has a five-year term and became exercisable in January 1997. The fair value of the warrant totaled $178 thousand at the date of grant; $59 thousand of which was expensed to selling, general and administrative expense in each of the years ended December 31, 1998 and 1997.

     In January 1997, VSI was granted an additional warrant to purchase 250,000 shares of the Company's common stock at a price of $.72 pursuant to the extension of the USMBC promissory note under this agreement. The warrant has a five-year term and became exercisable in January 1997. The fair value of this warrant totaled $102 thousand at the date of grant, which was expensed during the year ended December 31, 1997.

     In connection with the engagement of VSI to raise capital for the Company and pursue other business restructuring alternatives and the continuing arrangements with Mr. Burr, VSI and Mr. Burr were provided an option to purchase 80% (40% each) of a subsidiary to be formed to carry on the Company's international operations. The option was provided to VSI and Mr. Burr as an incentive for them to aggressively pursue international sales. However, on March 19, 1998 the Company and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement and for future consulting service, VSI and Mr. Burr were each granted options to purchase 50,000 shares of the Company's common stock at $2.88 per share, the closing market price of the Company's common stock on such date. The options expire on December 31, 2002 and vest at the earlier on June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000. The fair value of the options totaled $130 thousand at the date of grant; $22 thousand of which was expensed during the year ended December 31, 1998.

13. SUBSEQUENT EVENT

     The Company reached a full and complete settlement with Interlott Technologies on March 4, 1999 regarding the civil action filed on January 23, 1996 (See Note 11). No liability was admitted by either party pursuant to the settlement and the settlement had no material adverse effect on the Company's results of operations.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers and Directors

     The names, ages and positions of the directors (1), executive officers and key employees of the Company are as follows:

                    Name                              Age     Position
                    --------------------              ---     -------------------------------------------
                    Frederick Sandvick                 41     Chief Executive Officer and Chairman of the Board
                    John H. Olbrich (2) (3)            36     Director
                    Ed M Bacani (2) (3)                60     Director
                    Kenneth Hoitt                      51     Chief Financial Officer, Secretary and Treasurer
                    Brian J. Roberts                   51     Senior Vice President

                    (1) Each director of the Company holds office until the next annual meeting of shareholders and until a successor has been elected and qualified, or until his earlier resignation or removal.

                    (2)  Audit Committee Member.

                    (3)  Compensation Committee Member.

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

     Ed M. Bacani has been the owner of Bacani Accountancy, an accounting and business-consulting firm, since October 1995. From 1989 to 1995, Mr. Bacani was the managing partner of the San Diego office of J.H. Cohn & Co., a national accounting firm. Mr. Bacani is a certified public accountant. Mr. Bacani was appointed to the Board in April 1998.

     Kenneth Hoitt has been Chief Financial Officer of the Company since February 1996. From 1992 to February 1996 Mr. Hoitt was the owner of Planning Strategies, a privately held consulting firm which provided business planning services. From 1988 to 1992, Mr. Hoitt was Chief Financial Officer, Treasurer and Corporate Secretary for International Lottery and Totalizator Systems, Inc., a manufacturer of computer - based ticket processing systems.

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

     The Compensation Committee did not have a substantial role in setting compensation in 1998, 1997 and 1996 because the Chief Executive Officer was engaged pursuant to an employment agreement, which fixed compensation. The role of the Compensation Committee and its policies will continue to increase as employment agreements expire and compensation packages are negotiated with key executives.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                       Long-Term Compensation Awards
                                       ------------------------------------   -----------------------------------------------------
               Name and                                            Other      Restricted    Securities    Long-Term        All
               Principal                                          Annual        Stock       Underlying    Incentive       Other
               Position         Year   Salary ($)  Bonus ($)   Compensation   Awards ($)     Options/        Plan      Compensation
                                                                ($) (1) (2)                   SAR's (#)   Payouts ($)   ($) (2) (3)
               --------         ----   ----------  ---------   ------------   ----------     --------     -----------  ------------
          Frederick Sandvick    1998   176,909 (4)    0          70,006          0          290,000 (3)        0             0
                                1997   141,000        0         168,012          0          750,000 (2)        0             0
                                1996   191,129        0               0          0        1,570,000 (2)        0             0

(1)  Includes a $7,243 car allowance in 1997 to cover automobile expenses.

(2) Includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond in 1997 and warrants to purchase 700,000 shares of common stock in 1996 and 250,000 shares in 1997 granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein). The calculated fair value of the options and warrants described above included in "Other Annual Compensation" was $70,006 in 1998 and $160,769 in 1997.

(3) Includes options to purchase 240,000 shares of common stock granted to Mr. Sandvick and options to purchase 50,000 shares of common stock granted to Vanguard Strategies, Inc (see "Certain Relationships and Related Compensation" herein).

(4) While the terms of the contract called for an annual salary of $255,000, plus a performance bonus, only $176,909 was paid to Mr. Sandvick in 1998. Mr. Sandvick subsequently waived all accrued pay and bonuses accrued as of December 31, 1998.

EMPLOYMENT AGREEMENTS

     Mr. Sandvick serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to a three-year employment agreement commencing on January 9, 1996. The agreement has been extended for three additional years and will terminate unless further extended or sooner terminated, on December 31, 2001. The term of the agreement is automatically extended annually for an additional year unless notice is given by either party that such party does not wish to extend the agreement term. The agreement provides for an annual base salary of $180,000 through June 30, 1996 with $30,000 annual increases thereafter. The agreement provides for an increase in the annual base salary to at least $300,000 per year if the Company's pre tax income as defined, for any calendar year equals or exceeds $2 million. Mr. Sandvick is entitled to an annual bonus equal to 5% of the first $10 million of the Company's pre tax income and 7% of the Company's pre tax income in excess of $10 million. Pursuant to the agreement, on the commencement of employment Mr. Sandvick was granted a ten-year option to acquire 870,000 shares of the Company's common stock at a price of $.80 per share, such price representing the greater of (1) the closing price on the date of stock holder approval of the First Amendment to the Company's 1994 Stock Option Plan or (2) the average of the closing sales price for the 20 trading days preceding the effective date of the agreement. One-third of the shares subject to the option award became exercisable on January 9, 1996 and one-third of the shares became exercisable over the next two years in equal annual increments. Mr. Sandvick is also entitled to participate in other employee benefit plans and the Company is obligated to reimburse Mr. Sandvick for, or pay directly, the costs of a personal plan of disability providing for $15,000 per month disability benefits.

     The employment agreement with Mr. Sandvick also provides for severance upon termination by the Company without cause or termination by Mr. Sandvick for "good reason" in the amount equal to the base salary Mr. Sandvick would have earned during the 36 month period commencing on the date of termination plus three times Mr. Sandvick's average annual bonus received over the prior three fiscal years. Mr. Sandvick would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36-month period. Further, all shares underlying outstanding stock options granted to Mr. Sandvick would become fully exercisable for a period of 18 months after termination. Mr. Sandvick shall have "good reason" to terminate his employment if, among other events, (i) the Company fails to comply with any material provision of the employment agreement; (ii) the Company gives Mr. Sandvick notice of nonrenewable; or (iii) for any reason within one year following the occurrence of a change in control, as defined. Change in control occurs if (i) any person, excluding existing relationships, becomes the beneficial owner of securities representing 20% or more of the combined voting power of the Company's then outstanding voting securities; (ii) a change occurs in the majority of the Board of Directors; (iii) the stockholders approve a merger in which at least 51% of the Company's combined voting power is given to a new entity not in the Company's control or the effect of such merger is that any person acquires 20% or more of the combined voting power of the Company. On January 27, 1997, the Company hired Michael Wright to serve as the Company's President. Mr. Wright served as President from January 27 to December 25, 1997 during which time Mr. Sandvick's annual salary was reduced by $84,000.

OPTION GRANTS IN FISCAL 1998

     The following table represents certain information regarding stock option grants to each of the Named Executive Officers during the fiscal year ended December 31, 1998.

                                                                                  Individual Grants
                                               ------------------------------------------------------------------------------------
                                                    Number of          Percent of Total
                                                    Securities        Options Granted To
                                               Underlying Options    Employees in Fiscal     Exercise of Base
                           Name                      Granted                 Year            Price ($/Share)       Expiration Date
                           ----                      -------                 ----            ---------------       ---------------
              Frederick Sandvick                     240,000                  43                  $1.41               09/30/03

OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

     The following table presents certain information regarding stock option exercises during fiscal 1998.

                                  Shares                         Number of Securities
                                 Acquired                       Underlying Unexercised                 Value of Unexercised
                                    on          Value           Options/SARs at FY-End                      In-the-Money
                                 Exercise    Realized      ---------------------------------      ----------------------------
            Name                    (#)         ($)        Exercisable          Unexercisable     Exercisable     Unexercisable
           -----                    ---         ---        -----------          -------------     -----------     -------------
       Frederick Sandvick            0           0         2,320,000 (1)         290,000 (2)       2,788,420         119,040

(1) Includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).

(2) Includes options to purchase 240,000 shares of common stock granted to Mr. Sandvick and options to purchase 50,000 shares of common stock granted to Vanguard Strategies, Inc. in 1998 (see "Certain Relationships and Related Transactions" herein).

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

1993 STOCK OPTION PLAN

     On March 1, 1993, the Company adopted the 1993 Stock Option Plan (the "Plan") under which 472,500 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of the Company. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of the Company at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more that 10% of the Company's voting securities unless the exercise price is a least 110% of the fair market value of the underlying common stock and the option expires on before five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 1998, 459,920 options have been granted under this Plan.

1994 STOCK OPTION PLAN

     On April 21, 1994, the Company adopted the 1994 Stock Option Plan (the "Plan") under which 525,000 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of the Company. On January 8, 1996 the plan was amended to increase the shares available for issuance to 1,500,000. Such amendment was approved by the stockholders on July 26, 1996. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of the Company at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more than 10% of the Company's voting securities unless the exercise price is at least 110% of the fair market value of the underlying common stock and the option expires on or before five years from the date of grant. The Plan contains an anti-dilution provision five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 1998, 1,165,000 options have been granted under this plan.

1994 STOCK OPTION PLAN FOR DIRECTORS

     On April 21, 1994, the Company adopted the 1994 Stock Option Plan for Directors (the "Directors' Plan") under which 525,000 shares of common stock may be issued to Directors of the Company. Options issued under the Directors' Plan are non-qualified stock options. The Board of Directors, excluding outside Directors who are eligible for the Directors' Plan, subject to the provisions of the Directors' Plan, has authority to determine the outside Directors to whom Options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Directors' Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. The Directors' Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 1998, 80,000 options have been granted under this plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 5, 1999, the shares of the Company's Capital Stock beneficially owned by each 5% beneficial owner, by each Director or nominee, by each named executive officer individually, and by all Directors and executive officers as a group:

                                                                            Number of Shares             Percentage
                                                                              Beneficially                   Of
                    Name and Address of Beneficial Owner                        Owned (1)                  Class
                    ------------------------------------                        ---------                  -----
                    Robert and Catherine Burr (2)
                    5168 Renaissance Drive
                    San Diego, CA 92122                                          784,662                   5.11%

                    Frederick Sandvick (3)
                    108 Ivy Street
                    San Diego, CA 92101                                         2,600,000                  20.26%

                    John H. Olbrich (4)
                    3256 Loma Vista Drive
                    Jamul, CA 91935                                              241,667                   1.88%

                    Ed M. Bacani (5)
                    8076 el Extenso Court
                    San Diego, CA 92119                                          12,000                    0.09%

                    All directors and executive officers as a
                    group (5 persons)                                           3,791,165                  29.54%

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

(3) Of the shares of common stock reflected in the table above, 40,000 are registered in Mr. Sandvick's name. The table includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. The table also includes options to purchase 240,000 shares of common stock and options to purchase 50,000 shares of common stock granted to Mr. Sandvick in 1998 (see "Certain Relationships and Related Transactions" herein).

(4) Of the shares of common stock reflected in the table above, 141,667 are registered in Mr. Olbrich's name. The table includes warrants to purchase 50,000 shares of common stock and options to purchase 50,000 shares of common stock.

(5) The number includes 2,000 shares of common stock owned by Mrs. Bacani to which Mr. Bacani disclaims any beneficial ownership and options to purchase 10,000 shares of common stock.

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

     On January 8, 1996, the Company entered into an agreement with Vanguard Strategies, Inc. ("VSI"), a private strategic planning company, in which VSI would assist the Company as its exclusive consultant for at least 120 days in negotiating debt and equity financing and in developing the Company's strategic plans. Mr. Sandvick is the president and principal stockholder of VSI. In January 1996 VSI assisted the Company in obtaining a $450,000 loan from U.S. Mortgage Bankers Corp. ("USMBC"). The president of USMBC is related to Mr. Sandvick'. As compensation for these services, VSI was granted warrants, subject to the Company receiving financing of at least $1.5 million, to purchase up to 450,000 shares of common stock of the Company at a price of $0.60 per share exercisable for five years. In July 1996, VSI was granted an additional warrant to purchase 250,000 shares of the Company's common stock at a price of $0.69 pursuant to the extension of the USMBC promissory note under this agreement. In January 1997, VSI was granted an additional warrant to purchase 250,000 shares of the Company's common stock at a price of $.72 pursuant to the extension of the USMBC promissory note under this agreement.

     In connection with the engagement of VSI (an unaffiliated third party prior to entering into the agreement) to raise capital for the Company and pursue other business restructuring alternatives and the continuing arrangements with Mr. Burr, VSI and Mr. Burr were provided an option to purchase 80% (40% each) of a subsidiary to be formed to carry on the Company's international operations. The option was provided to VSI and Mr. Burr as an incentive for them to aggressively pursue international sales. However, on March 19, 1998 the Company and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement, VSI and Mr. Burr were each granted options to purchase 50,000 shares of the Company's common stock at $2.88 per share, the closing market price of the Company's common stock on such date. The options were to expire on December 31, 2002 and vest at the earlier on June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

Exhibit
Numbers       Description of Documents

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

4.2          Form of Representative's Warrant (C)

10.1 Employment Agreement dated July 1, 1991, between Registrant and Robert L. Burr, and the January 11 and April 21, 1993, amendments thereto (A)

10.2 Employment Agreement dated July 1, 1991, between Registrant and John F. Winchester, and the April 21, 1993, amendment thereto (A)

10.3 ITR Sale and Lease Agreement, dated as of January 12, 1993, between Registrant and the State of Missouri (C)

10.3.1 ITR Sale and Lease Agreement, dated as of April 19, 1994, between Registrant and the State of Missouri)

10.3.2 Amendment No. 1 to ITR Sale and Lease Agreement between Registrant and the State of Missouri

10.3.3 Amendment No. 2 to ITR Sale and Lease Agreement between Registrant and the State of Missouri

10.3.4 Amendment No. 3 to ITR Sale and Lease Agreement between Registrant and the State of Missouri

10.3.5 Amendment No. 4 to ITR Sale and Lease Agreement between Registrant and the State of Missouri

10.3.6 Amendment No. 5 to ITR Sale and Lease Agreement between Registrant and the State of Missouri

10.3.7 Amendment No. 6 to ITR Sale and Lease Agreement between Registrant and the State of Missouri

10.4 ITR Sales and Service Agreements dated March 21, 1991 between Registrant and the Commonwealth of Virginia, as amended (C)

10.4.1 ITR Sales and Service Agreement dated October 1, 1998 between Registrant and the Commonwealth Virginia

10.4.2 Amendment No. 1 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia

10.4.3 Amendment No. 2 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia

10.5 ITR Sales Agreement dated August 13, 1992 between Registrant and the California State Lottery, as amended (A)

10.5.1 Extension of ITR Sales Agreement between Registrant and the California Lottery (C)

10.5.2 ITR Lease machines and Purchase Parts Agreement for the California State Lottery dated September 16, 1998 between the Registrant and GTECH.

10.6 ITR Sale and Lease Agreement, dated as of April 9, 1993, between Registrant and the State of Washington (A)

10.7 Form of Indemnification Agreement between Registrant and its officers and directors (C)

10.8 1993 Stock Option Plan (A) 10.8.1 First Amendment to 1993 Stock Option Plan (C)

10.9         Line of Credit Agreement between Registrant and the Bank of America
             (A)

10.10 Technology Transfer Agreement, dated as of April 9, 1993, between the Registrant and certain of its shareholders (confidential treatment requested as to certain portions) (B)

10.11 Agreement to Purchase and Sale of Assets, dated February 9, 1993, between Registrant, CVS and Michael C. Brown (confidential treatment requested as to certain portions) (B)

10.12 Documents relating to purchase of ITR terminals by the Province of Ontario (B)

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

10.22        Loan Agreement between Registrant and U.S. Mortgage Bankers
             Corporation (I)

10.23        Employment Agreement with Michael Wright (I)

10.24        Loan and Security Agreement between Registrant and Coast Business
             Credit (J)

10.25 Termination of Agreement between Registrant and Vanguard Strategies, Inc. (K)

10.26 Amendment Nos. 1, 2 and 3 to Loan and Security Agreement between Registrant and Coast Business Credit (L)

10.27 Master Lease Agreement dated March 1, 1995 between the Registrant and Solutioneering, Inc.

10.27.1      Amendment No. 1 to Master Lease Agreement dated December 24, 1996

10.27.2      Amendment No. 2 to Master Lease Agreement dated December 24, 1997

10.28 Distributor Agreement between the Registrant and Editec, dated December 30, 1997

10.28.1 Agreement for the French Lottery Contract dated February 24, 1998 between the Registrant and Editec

10.29 Contract between the Registrant and The French Lottery, dated January 25, 1999

10.30 Service Agreement for the Illinois Lottery between the Registrant and IGOR, dated July 15, 1994

10.30.1 ITR Sale and Lease Agreement between the Registrant and Illinois State Lottery, dated July 1, 1994

24.1 Power of attorney (reference is made to Page II-5 of the Registration Statement as originally filed.) (A)

Codes for documents included by reference to previous filings

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

(D) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(E) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(F) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995.

(G) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996

(H) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended Sep 30, 1996

(I) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(J) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(K) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(L) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998


B) REPORTS ON FORM 8-K

February 18, 2000 - Form 8K was filed, reporting that the Company was in the process of restating its financial statements for 1997 and 1998. No exhibits or financial statements were attached.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ON-POINT TECHNOLOGY SYSTEMS, INC.


  Dated:  March 28, 2000                     By:  /s/Frederick Sandvick
                                             ---------------------------------
                                             Frederick Sandvick
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors

  Dated:  March 28, 2000                     By:  /s/Samuel W. Stearman
                                             ---------------------------------
                                             Samuel  W. Stearman
                                             Chief Financial
                                             and Accounting Officer

                                             By:  /s/Samuel W. Stearman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


  Dated:  March 28, 2000                     By:  /s/John H. Olbrich
                                             --------------------------------
                                             John H. Olbrich, Director



  Dated: March 28, 2000                      By/s/Richard Mahon
                                             --------------------------
                                             Richard Mahon, Director