Form 10-Q
period 2000-03-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 2000-05-26
CIK 896195

------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-QSB

                X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No_

As of May 22, 2000, there were 10,266,401 shares of Common Stock ($.01 par value) outstanding.
------------------------------------------------------------------------

                                 INDEX

Part I.  Financial Information                                   Page
                                                                 ----
         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 2000 (Unaudited) and December 31, 1999           3

         Condensed Consolidated Statements
         Of Operations (Unaudited)
         Three Months Ended March 31, 2000 and 1999                 4

         Condensed Consolidated Statements
         of Cash Flows (Unaudited)
         Three Months Ended March 31, 2000 and 1999                 5

         Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations           7

Part II.  Other Information                                         9


            On-Point Technology Systems, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets





                                                              March 31      December, 31
                                                                  2000              1999
                                                                  ----              ----
Assets            Thousands of dollars, except share amounts
----------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents                   $     35          $    157
                  Accounts receivable, net                       3,220             2,336
                  Inventories                                    5,545             5,377
                  Net investment in sales-type leases            1,741             1,619
                  Other current assets                             606               199
----------------------------------------------------------------------------------------
Total current assets                                            11,147             9,688
----------------------------------------------------------------------------------------
Plant, property and equipment, net                                 520               565
Net investment in sales-type leases                              2,861             2,402
Property held for operating leases, net                            236               275
Property under lease agreement with Solutioneering, net          2,373             2,513
Other assets                                                     1,800             1,712
----------------------------------------------------------------------------------------
Total assets                                                   $18,937           $17,155
----------------------------------------------------------------------------------------
Liabilities and shareholders' equity
----------------------------------------------------------------------------------------
Current liabilities:
                  Accounts payable                             $ 2,660           $ 1,793
                  Notes Payable                                  2,650             1,000
                  Accrued expenses                               1,159             1,211
----------------------------------------------------------------------------------------
Total current liabilities                                        6,469             4,004
----------------------------------------------------------------------------------------
Long-term debt                                                   4,123             4,730
----------------------------------------------------------------------------------------
Shareholders' equity:
      Preferred stock, no par value, 2,000,000 shares
          Authorized, no shares issued or outstanding                -                 -
      Common stock, $.01 par value, 20,000,000 shares
          Authorized, 10,266,401 shares issued and outstanding     103               103
Additional paid-in capital                                      31,605            31,590
Accumulated deficit                                           (23,363)          (23,272)
----------------------------------------------------------------------------------------
Total shareholders' equity                                       8,345             8,421
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $18,937           $17,155
----------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements





           On-Point Technology Systems, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations
                              (Unaudited)


                                                         Three months ended March 31,
Thousands of dollars/shares, except per share amounts                2000      1999
-----------------------------------------------------------------------------------
                                                                        As Restated
-----------------------------------------------------------------------------------
Revenues                                                           $2,830   $ 4,975
Cost of revenues                                                    1,917     3,634
-----------------------------------------------------------------------------------
Gross profit                                                          913     1,341
-----------------------------------------------------------------------------------
Operating expenses:
                  Selling, general and administrative                 576       744
                  Research and development                            265       266
-----------------------------------------------------------------------------------
Total operating expenses                                              841     1,010
-----------------------------------------------------------------------------------
Income from operations                                                 72       331
-----------------------------------------------------------------------------------
Other income (expenses):
                  Interest expense                                  (173)     (104)
                  Other                                                11      (15)
-----------------------------------------------------------------------------------
Total other income (expenses)                                       (162)     (119)
-----------------------------------------------------------------------------------
Net income (loss)                                                   $(90)      $212
-----------------------------------------------------------------------------------

Earnings per share:
     Basic:
                  Earnings per share                              $(0.01)     $0.02
                  Weighted average shares                          10,266    10,108
-----------------------------------------------------------------------------------
     Diluted:
                  Earnings per share                              $(0.01)     $0.02
-----------------------------------------------------------------------------------
                  Weighted average shares and, in 1999,
                  assumed conversions                              10,266    11,922
-----------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements




            On-Point Technology Systems, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                              (Unaudited)






                                                              Three months ended March 31,
Thousand of dollars                                                      2000         1999
------------------------------------------------------------------------------------------
                                                                                        As
                                                                                  Restated
------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income                                                     $(90)         $212
         Adjustments to reconcile net income to net cash (used for)
             provided by operating activities:
             Depreciation and amortization                               262           542
             Issuance of options and warrants for services provided       15            25
             Changes in assets and liabilities:
                  Accounts receivable                                  (884)           411
                  Inventories                                          (168)           175
                  Accounts payable                                       867           427
                  Accrued expenses                                        98         (737)
                  Other current assets                                 (407)          (49)
------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                   (307)         1,006
------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment                     (35)         (126)
         Net investment in sales-type leases                           (581)         (711)
         Fixed asset disposals                                                          25
         Increase in other assets                                       (92)         (170)
------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (708)         (982)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock warrants and options                          124
         Proceeds from line of credit, net                             (607)         (186)
         Proceeds from notes payable, net                              1,500          (44)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                                893         (106)
------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (122)          (82)
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                         157           129
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $35           $47
------------------------------------------------------------------------------------------
Supplemental cash flow information:
         Cash paid during the period for interest                       $141           $85
         Cash paid (received) during the period for income taxes          $0          $(1)
------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements



             ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION   The accounting and reporting policies of On-
Point Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31, 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000. The 1999 condensed consolidated financial statements for the three months ended March 31, 1999 have been restated to reflect adjustments to record leases of equipment to Solutioneering, Inc. (Solutioneering), a prepaid phone card company that filed for bankruptcy protection in 1999, as operating expenses rather than sales-type leases, and to record stock compensation expense for certain warrants and options granted in previous years (see Note 2 of Notes to Consolidated Financial Statements in On-Point's Form 10-KSB for the year ended December 31, 1999 for a further description of the restatements).

2.   CONTINGENCIES   Reference is made to the legal proceedings section of
the Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. On April 21, 2000, On-Point's principal competitor (Interlott Technologies, Inc. ("ILI") filed an action alleging breach of a settlement agreement between ILI and the Company in that ILI alleges the Company was using elements of ILI's technology in On-Point's new PlayPoint technology. Management believes that ILI's suit is without merit and On-Point is in the process of preparing a response to the matter. On April 20, 2000, a shareholder class action was filed against On-Point and its chief executive officer seeking unspecified damages and alleging violations of federal securities laws as a result of the restatement of On-Point's financial statements in prior periods.
On-Point is in the process of preparing a response and will defend the action vigorously.

     With respect to the Solutioneering matter, On-Point continues to pursue its claim against Solutioneering in the bankruptcy court and is seeking the repossession of the leased machines. The financing lender to Solutioneering has raised a claim that it has a priority security interest ahead of On-Point to the leased machines based on their allegation that On-Point sold the machines to Solutioneering rather than leased the machines. We believe the arrangement with Solutioneering was a lease and that the financing lender's claim will not prevail. However, no assurances can be given to the ultimate outcome, and if On-Point is unsuccessful in repossessing its leased machines the carrying amount of the leased machines of approximately $2.35 million may be materially adversely impacted.

3.   PROVISIONS FOR INCOME TAXES   No provisions or benefits for federal or
state income taxes have been made for the three month periods ended March 31, 2000 and 1999. No significant changes have occurred to operating loss carryforwards and net deferred income tax assets since December 31, 1999
(see Note 9 of Notes to Consolidated Financial Statements in On-Point's Form 10-KSB for the year ended December 31, 1999).

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

5.   DEBT   Notes payable at March 31, 2000, consists of a note payable to
GTECH Corporation in the amount of $1.5 million which bears interest at prime plus 3% due August 15, 2000, a note payable to Galt Asset Management in the amount of $850 thousand which bears interest at 10% and is due September, 2000, and a Note to Vanguard Strategies, Inc., a company wholly-owned by the Company's chief executive officer, in the amount of $300 thousand which bears interest at 10% and is due on demand.

     In May 2000, the Company amended its line of credit with Coast Business Credit to provide for a three year extension (from July 2000 to July 2003) and to increase the maximum borrowings under the line from $6 million to $10 million. As of March 31, 2000, the Company had outstanding approximately $4.1 million.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     GENERAL The Company's revenues through March 31, 2000 have been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts.

     The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals requires the Company to invest capital or otherwise finance the manufacture of the vending terminals. The Company has obtained the resources necessary to finance its expanding base of leased terminals through its line of credit, additional debt financing, as well as through its existing cash flow and equity financing.

     The Company has introduced its next generation lottery products. As a result, the Company has entered a transition period between the introduction of the new products and the phase-out of some of its existing products that has negatively impacted revenues and could negatively impact gross margins until industrialized and accepted by the market. In addition, the Company is restructuring some of its existing operations to accommodate its plans to introduce its new products and product lines. This may also negatively impact results of operations during the transition period. However, management believes the long-term benefits far outweigh any potential negative short-term effects.

     RESULTS OF OPERATIONS   Revenues for the three months ended March 31,
2000 decreased by approximately $2.1 million or 44% from the prior year. The decrease was comprised of the net effect of approximately $1.3 million decrease in sales and sales-type leases, a $271 thousand decrease from service and a $675 thousand decrease from operating leases. The Company installed or shipped approximately 200 units in the three months ended March 31, 2000, versus approximately 724 units during the same period in 1999.

     Cost of revenues, as a percentage of sales, for the first quarter decreased by 5 percentage points from 73% in 1999 to 68% in 2000. The lower percentage of costs of revenues in 2000 versus 1999 is primarily due to higher gross margins on product sales and sales-type leases, which included a sale of a high-margin upgrade package for certain machines owned by a customer.

     Operating expenses, as a percentage of sales, for the first quarter increased by 10 percentage points from 20% in 1999 to 30% in 2000. Operating expenses increased as a percentage of revenue primarily due to the decreases in revenues in 2000. However, the Company actually reduced its overall operating expenses by $169 thousand, or 17% for the three months ended March 31, 2000, compared to the prior year comparable period. The decrease was almost entirely due to reductions in selling, general and administrative expenses, which decreased $168 thousand, or 23%, in the first quarter, primarily due to lower payroll and payroll related expenses associated with cost reduction measures implemented by the Company. General research and development costs expensed in the quarter remained relatively constant to prior year quarter amounts. As a result of the above factors, income from operations was $72 for the 2000 three month period, a decrease of $324 from the $331 thousand of income from operations in the 1999 quarter.

     Total other expenses, net or other income, for the three month period ended March 31, 2000 increased by $43 thousand, from $119 thousand in 1999 to $162 thousand in 2000, primarily as a result of increased borrowings during the 2000 quarter.

     For the three months ended March 31, 2000, the Company incurred a net loss of $90 thousand, versus net income of $212 for the prior year comparable quarter.

     LIQUIDITY AND CAPITAL RESOURCES During the three months ended March 31, 2000, On-Point used approximately $893 thousand of net cash provided by financing activities to fund $307 in operating activities and $708 thousand in investing activities. As a net result of the cash activities, cash and cash equivalents decreased by $122 during the 2000 period. During the three months ended March 31, 1999, On-Point used approximately $1 million of cash provided by operating activities to fund $982 thousand of investing activities and $106 thousand of financing activities. As a net result of the cash activities, cash and cash equivalents decreased by $82 thousand during the 1999 period. Working capital was approximately $4.7 million at March 31, 2000 as compared to approximately $5.7 million at December 31, 1999.

During the three months ended March 31, 2000, the Company received $.5 million from GTECH Corporation in the form of a note that matures in August 2000, $.7 million from Galt Asset Management in the form of a note that matures in September 2000, and $.3 million from the Company's chief executive officer in the form of a demand note. With respect to the GTECH, the Company had entered into a merger agreement with GTECH in January 2000 that was subsequently terminated in April 2000, although discussions continue with respect to a new arrangement. The loans from GTECH were made shortly after the signing of the merger agreement. With respect to Galt, the Company had been evaluating a private placement during the quarter and the loans from Galt were bridge financing until the Company could move forward with a private placement. If the Company proceeds with a private placement, it is contemplated that the note to Galt would be converted into an equity or longer term debt instrument and the Company would receive an additional $1 million from private investors. The terms and completion of a private placement are subject to a number of conditions, including the results of discussions with GTECH. However, no assurances can be given that a private placement will be completed.

     In May 2000, as a first strategic step in stabilizing the Company's liquidity and capital resources due to the expenditures of cash used to build up receivables and inventory over the past nine months, the Company extended the maturity date of its line of credit by three years (from July 2000 to July 2003) and increased the borrowing limit from $6 million to $10 million.

The increase in the maximum borrowings allows the Company the ability to grow if the Company is able to generate additional customer sales and leases for its new products. The borrowing availability is subject to a number of restrictions based on qualified assets, as defined in the loan agreement.

     Management believes the Company has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital, and its available borrowings under its $10 million line of credit to maintain current levels of operations. However, if On-Point is unable to liquidate its currents assets timely, then additional capital will be required to fund existing operations. Management believes this funding, if necessary, will be available through private placement financing. Further, in order to accommodate recent contract awards, together with other growth related opportunities in 2000 and beyond, On-Point will require additional financing. Therefore, we plan to seek additional financing for these purposes during 2000. See Note 11 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for potential other matters which could affect the Company's liquidity.

     YEAR 2000 COMPLIANCE    As is the case with most other companies using
computers in their operations, the Company addressed in prior periods the year 2000 problem. The Company's primary accounting and operational software provider received year 2000 certification from the Information Technology Association of America. Subsequent to January 1, 2000, the Company has not experienced any significant issues relating to the year 2000 compliance. The Company believes that it is now year 2000 compliant with respect to its existing computer hardware, software and fax equipment and, therefore, believes that potential risks, including any potential third party risks, relating to year 2000 issues to now be minimal.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the legal proceedings section of the Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. There have been no significant developments in the litigation described in the 1999 Form 10-KSB since the date of that report.

ITEM 2.  CHANGES IN SECURITIES
         (a)  None
         (b)  None
         (c)  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
                      February 18, 2000 Form 8-K report was filed, reporting that On-Point was in the process of restating its financial statements for 1997,1998, and 1999. No exhibits were attached.

                              SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                              ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  May 24, 2000           /s/ Sam W. Stearman
                              ------------------------------------
                              As Chief Financial Officer on behalf
                              of Registrant and as Registrant's
                              Principal Financial & Accounting Officer