Form 10KSB
period 1999-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 2000-06-02
CIK 896195

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-21738

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (760) 510-4900


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

   CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
       SECTION 13 OR 15 (d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS
    (OR IF SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH
       REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
                         THE PAST 90 DAYS. YES[X] NO[ ]

       CHECK IF DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR
          INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III
                            OF THIS FORM 10-KSB [ ].

        THE REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 1999
                                WERE $14,444,000

       THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 31, 2000, WAS $18,071,000

           THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON
                   STOCK AS OF MARCH 31, 2000, WAS 10,266,401

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1. BUSINESS

     GENERAL

         On-Point Technology Systems, Inc., (the "Company" or "On-Point") designs, manufactures, sells, leases, and services high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets (the "Instant Ticket Retailer" or "ITR"), and prepaid phone card vending terminals (the "Debit Card Retailer" or "DCR"). Our ITR and DCR terminals accept bills of various denominations; provide a secure means of product distribution; and include software, which automatically accounts for product sales and inventories. The ITR terminals have been sold or leased to state and provincial governments primarily in the United States and, to a lessor extent, in Canada and Europe. The DCR terminals are sold or leased principally to commercial customers in the United States and, to a lesser extent, to governmental entities and their licensees in Asia and South America.

         We have three reportable business segments:

         - Instant ticket and debit card vending and dispensing products (Product Segment);

         - Financing, which we provide to our customers in the form of both operating and finance leases (Financing Segment); and,

         - Servicing, which we provide primarily to our instant ticket vending customers (Service Segment).

         The description and operating results of these segments are more fully described herein and in Notes to Consolidated Financial Statements.

         In 1999, our goals were to:

         - continue the development and begin the marketing of our next generation lottery products;

         -        develop new market opportunities for these products;

         - establish strategic relationships with other companies to leverage the advantages of the new products;

         - transition On-Point's business (primarily production, field service and administration) to include On-Point's next generation lottery product offerings;

         - reevaluate On-Point's existing non-lottery products and determine future strategic plans; and,

         - begin to evaluate a diversification program that could enable us to incorporate other technologies for the development of other new product offerings and markets.

         We believe that we made significant progress in achieving our goals for 1999 by the introduction of our next generation lottery products at the North American State and Provincial Lottery conference. Our next generation lottery products not only expand our product offerings to our lottery customers, they provide enhanced features, such as the ability to dispense instant tickets in conjunction with central computer processing of those tickets. We believe that this feature, which is patent protected, is not presently available in the lottery industry. Our next generation lottery products include PlayPoint, our new automated instant ticket vending terminal, and CounterPoint, our new instant ticket dispensing product that is uniquely suited for retail countertop installation. These new products can provide lotteries with the platform on which dynamic new features, such as progressive jackpots, can be designed into instant ticket games.

         On-Point also continued evaluating strategic alliances during 1999 to leverage the advantages of its new lottery products. During 1999, management entered into a number of discussions with companies in the lottery industry regarding strategic alternatives. Although the focus of those discussions were initially for strategic alliances, those discussions ultimately resulted in entering into extensive negotiations with GTECH Corporation (NYSE: GTK) for the acquisition of On-Point by GTECH. Management also held discussions with other companies for the acquisition of On-Point in order to ensure that we were maximizing stockholder value.

         The negotiations with GTECH ultimately resulted in a definitive agreement on January 7, 2000 (see

         Notes to Consolidated Financial Statements herein for a further description of the transaction). The agreement was subject to a number of conditions, including the approval of the transaction by the stockholders of On-Point. Subsequent to the execution of the agreement with GTECH

         - An action was filed by a shareholder claiming, among other things, that the price for On-Point was too low and that the board of directors breached its fiduciary duties in reaching its agreement with GTECH at such a price.

         - We restated our prior year financial statements primarily to record leases of equipment to Solutioneering, Inc, a non-lottery customer in the prepaid phone card business that filed for bankruptcy protection during 1999, as operating leases rather than sales-type leases.

         - Two class actions were commenced against us and some of our officers and directors, alleging violations of securities laws resulting from the restatement of our financial statements.

         In April 2000, GTECH sent notice of termination of the January agreement and has entered into discussions with On-Point for a new agreement encompassing any issues resulting from the events occurring after the January agreement. Although we are continuing to engage in discussions with GTECH, with respect to a potential merger or other strategic arrangements, we cannot assure you that we will be able to enter into any agreement with GTECH or that, if we enter into an agreement with GTECH, either we or our stockholders will receive the same benefits as under the January agreement.

         Our goals for 2000 are to:

         - complete the development and industrialization of our next generation lottery products;

         - fully explore merger, acquisition and strategic alliance arrangements with other companies that would provide greater resources for us to achieve our strategic plans and enhance shareholder value;

                  Subject to new arrangements with GTECH or other merger and/or acquisition events:

         - develop and implement a financing strategy to fund the growth plans of On-Point;

         - begin the marketing of On-Point's patented product for the deployment of centrally-host computer activated instant scratch tickets in the lottery industry;

         - continue to reevaluate On-Point's existing non-lottery products and determine future strategic plans for those products;

         - continue to evaluate a diversification program that could enable us to incorporate other technologies for the development of other new product offerings and markets, specifically for high volume cash-oriented transactions.

         ABOUT ON-POINT

         We are a Nevada Corporation organized in March 1990. Our executive offices are located at 1370 W. San Marcos Blvd, Ste 100, San Marcos, California, telephone (760) 510-4900.

         FORWARD - LOOKING STATEMENTS

         Some of the statements in this report are forward looking statements about what may happen in the future. They include statements regarding our current beliefs, plans, expectations and assumptions about matters such as our expected financial position and operating results, our business strategy and our financing plans. These statements can sometimes be identified by our use of forward looking words such as "anticipate," "believe," estimate," "expect," "intend," "plan," "seek," "should," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs, plans, expectations and assumptions will not change. Any forward-looking statements in this release are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, continued acceptance of our products and services in the marketplace, our negotiation of a new agreement with GTECH, competitive factors, new products and technological changes, our successful entry into new markets, our successful transition to our next generation product line, our ability to increase our customer base, as well as general political and other uncertainties related to customer purchases, our ability to obtain financing as required for the development of our business, our ability to sustain adequate cash flow from operations, and other risks described in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

         RISK FACTORS

         The following risk factors apply to On-Point and its business segments. If any of the following risks actually occurs, On-Point's business, financial condition or results of operations could be materially adversely affected.

         WE MAY EXPERIENCE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND, AS A RESULT, OUR STOCK PRICE.

         In the past, we have experienced significant fluctuations in our financial results. Our revenues, capital expenditures and operating results can vary significantly due to:

         -        Our dependence on a small number of major customers;

         -        Relatively long sales cycles;

         - The unpredictable timing and amount of contracts awarded by state lotteries and telephone companies; the extended time between the award of a contract and the receipt of revenues from the sale or lease of ITR's and DCR's;

         -        Changes in customer budgets; and

         - Working capital required for manufacturing ITR's and DCR's pursuant to new orders.

         These factors may make it difficult to forecast revenues and expenditures over extended periods. Consequently, our operating results for any period could be below the expectations of securities analysts and investors. This in turn could lead to sudden and sometimes dramatic declines in the market price of our stock.

         WE WILL NEED ADDITIONAL FINANCING.

         Although On-Point has extended its line of credit for three years, in order to successfully market its new product and develop other products, On-Point will require additional funding. Unless its new products receive early market acceptance, it may only be possible to raise additional capital on terms that are dilutive to On-Point stockholders, and future stock sales may hurt the On-Point stock price.

         OUR BUSINESS WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF ITR'S AND DCR'S.

         Our ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITR's and DCR's, the distribution of ITR's and DCR's in additional states and international jurisdictions, the approval of lotteries in remaining states and international jurisdictions and increased future orders of ITR's and DCR's. The market for ITR's has grown rapidly since first deployed to serve instant lotteries in 1991. As of December 31, 1999, 37 states, the District of Columbia and eight international jurisdictions used ITR's as part of their instant ticket distribution system. We leased or sold ITR's in 5 of those states and in one international jurisdiction. Similarly, the use of DCR's to distribute prepaid telephone calling cards has grown significantly over the past five years. However, the popularity of instant lottery games and prepaid telephone calling cards and the demand for ITR's and DCR's may not continue and, as a result, we may not be able to successfully market and sell our products. It is critical to our continued success that we develop relationships with additional lotteries and telephone companies and that additional states authorize instant lotteries.

         WE DEPEND ON LARGE CONTRACTS FROM A LIMITED NUMBER OF ITR CUSTOMERS.

         We have traditionally derived a significant portion of our revenues from a limited number of state lottery authorities or their representatives for the lease, sale or service of ITR's. This can cause our revenues and earnings to fluctuate between quarters based on the timing of orders and realization of revenues from these orders. Further, none of our large customers has any obligation to lease or purchase additional machines from us. A loss of any of these large contracts could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR PROPRIETARY RIGHTS OR AVOIDING CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

         We principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, which could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE ABLE TO ADAPT TO CHANGES IN TECHNOLOGY, PRODUCTS AND INDUSTRY STANDARDS.

         The markets in which we compete are characterized by rapidly changing technology and evolving industry practices. Competitors may introduce other types of lottery, gaming and prepaid telephone calling card products. If we are unable to develop or obtain the rights to developing technologies and use such technologies to enhance our present products and develop new products in a timely manner, we may be unable to retain our present customers or attract new customers.

         OUR CONTRACTS WITH STATE LOTTERIES MAY BE TERMINATED WITH LITTLE
         NOTICE.

         Revenue from state and government-operated lotteries accounted for a substantial majority of our revenue in 1999 and 1998. Our contracts with lotteries, like government contracts in general, typically permit a lottery to terminate the contract upon 30 days written notice upon certain events. Our business would be impaired in the event of the termination of our lottery contracts. Although lease agreements cannot be cancelled without a breach, any changes in state policy on lotteries which reduces the need for new equipment could adversely affect our ability to sell or lease our terminals.

         ANY PAYMENT OF LIQUIDATED DAMAGES UNDER OUR LOTTERY CONTRACTS COULD IMPAIR OUR BUSINESS.

         Our lottery contracts impose demanding installation, performance and maintenance requirements and provide for substantial liquidated damages in the event that we fail to perform. Our business generally and our cash flow and reputation could be materially impaired in the event that we are required to pay liquidated damages under these contracts.

         OUR LEASE CONTRACTS MAY RESULT IN LOSSES.

         Our standard ITR lease agreements provide for fixed lease payments during the term of the agreement and typically permit the lottery to order additional ITR's at any time during the lease term. If a lottery orders a large number of ITR's near the end of the lease term, we would incur significant manufacturing costs but may receive lease payments for only a relatively short period of time through the remainder of the lease term.

         Additionally, we are unable to pass along to the lottery any increases in manufacturing and service costs during the term of the lease agreement. Our standard lease agreements provide for a short initial term, such as one year, with an option for the lottery to extend the lease term for additional one-year periods. If the lottery does not extend the initial lease term, we might incur a loss on the manufacture of the ITR's if we are unable to re-lease or sell the ITR.

         THE ITR AND DCR MARKETS ARE VERY COMPETITIVE.

         The ITR and DCR markets are relatively new markets that have grown rapidly in recent years. We may not be able to compete successfully against current or future competitors, many of whom may have greater resources and experience than us. The instant ticket market also may face competition from other types of lottery and gaming products, particularly on-line lottery products. The long distance telephone market similarly may face competition from other types of communications products, including facsimile, e-mail and other on-line products. If the ability to provide ITR's and DCR's internationally becomes a competitive advantage in the instant ticket lottery and prepaid calling card industries, we will have to expand our presence internationally or risk a competitive disadvantage relative to our competitors. Increased competition could cause us to increase our selling and marketing expenses and research and development costs. We may not be able to offset the effects of any such increased costs through an increase in the number of lottery contracts and higher revenue from sales and leases of ITR's and DCR's, and we may not have the resources to compete successfully. These developments could have a material adverse effect on our business, financial condition and results of operation.

         OUR ABILITY TO PURCHASE PRODUCTS MAY BE IMPAIRED BY OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain important parts, such as components of our ITR and DCR dispensers from limited sources. As a result, we may be subject to risks associated with this reliance, such as the potential unavailability of supplies, price increases and production delays, any of which could have a material adverse effect on our business, financial condition and results of operations.

         WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL.

         As a small company with only 106 employees, our success depends in large part on the continued service of our key management, sales, product development and operational personnel. Except for Mr. Sandvick, we do not currently have employment agreements with any of our employees. Our success also depends on our ability to attract and retain additional personnel with a variety of skills, especially engineering and marketing expertise. Our inability to hire and retain qualified personnel would likely have a material adverse effect on our current business, any new product development efforts and future business prospects.

         THE SUCCESS OF OUR INTERNATIONAL ACTIVITIES IS SUBJECT TO MANY UNCERTAINTIES.

         In 1999 and 1998, our sales and leases of ITR's and DCR's outside the United States represented a small portion of our total revenues. However, we intend to increase our marketing activities in international jurisdictions, including expansion into several countries. Our ability to expand our business into international markets may be adversely affected by the following:

         -        Customizing our products for use in international countries;

         -        Longer accounts receivable payment cycles;

         -        Difficulties in managing international operations;

         - Availability of trained personnel to install and implement our systems;

         -        Exchange rate fluctuations;

         -        Political instability;

         -        Tariffs and other trade barriers;

         -        Potentially adverse tax obligations;

         -        Restrictions on the repatriation of earnings; and

         - The burdens of complying with a wide variety of international laws and regulations.


         In addition, the laws of some countries do not protect our intellectual property rights to as great an extent as the laws of the United States. Such factors could have a material adverse effect on our international revenues and earnings and our overall financial performance.

         OUR INDUSTRY IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION THAT COULD NEGATIVELY AFFECT US.

         State and local governments strictly regulate the operation of lotteries and the sales and leasing of ITR's. Further, international jurisdictions that operate lotteries impose strict regulations which may vary from those in the United States. Any adverse change in the lottery laws of any jurisdiction in which we sell and lease ITR's could impose burdensome requirements or requirements that we may be unable to satisfy. Our failure to comply with changing lottery-related laws and regulations could have a material adverse effect on our business, financial condition and results of operation.

         In addition, state laws provide for background investigations on each of the lottery's vendors and their affiliates, subcontractors, officers, directors, employees and principal stockholders. The failure of any of these parties associated with us to obtain or retain approval in any jurisdiction could have a material adverse effect on our business, financial condition and results of operation.

         FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

         The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. This is particularly true due to our relatively small number of stockholders and the resulting low trading volume of our common stock in the public market. These factors also could make it more difficult for us to raise funds through future offerings.

         OUR REPORTABLE BUSINESS SEGMENTS

         On-Point has three reportable business segments: Products; Financing, and; service. On-Point markets, manufactures and sells products to two industry sectors: (1) State and foreign lotteries and (2) commercial customers. A discussion of Company products in each industry sector follows:

         PRODUCT SEGMENT

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

         As of December 1999, lotteries were operated in 38 states, the District of Columbia and five provinces of Canada. Lotteries are also operated in Europe, Asia, Central America and South America. Government lotteries can be categorized into three principal groups: the traditional draw-type games, on-line games and "instant" ticket games. Traditional lotteries, in which drawings are held once a week, while popular abroad, are rare in the United States. On-line varieties generally refer to computerized games such as lotto and daily pick 3/4/5/6 games, in which players make their own selections. Alternatively, they involve low-stakes video gambling, such as poker, blackjack, bingo and keno. Instant ticket games consist of preprinted tickets in which players scratch off a coating or pull off tabs to determine whether they have purchased a winning ticket.

         On-line lotteries generate significantly more revenue than both the draw-type and instant ticket games. We estimate from industry reports that on-line ticket sales account for approximately 60% of total U.S. lottery sales and that scratch-off games (the type of instant winner game predominantly used by state lotteries) hold an approximate 40% market share. The instant ticket games' market share has increased over the past several years as lottery organizations have realized that the more instant games being sold at one time increases sales. Some states currently offer up to 30 different games simultaneously. Notwithstanding the current prevalence of on-line games, We believe that instant ticket games continue to offer a significant potential for market growth. Of the states conducting instant ticket lotteries, 29 currently use terminals to dispense instant tickets. Traditionally, instant winner tickets had been manually dispensed by the retailer. This distribution method, in addition to being labor intensive, requires the retailer to maintain rigorous inventory, accounting and security controls, because the tickets are treated as cash equivalents. Our ITR terminals provide additional security and automate these procedures, resulting in greater efficiencies and flexibility to offer multiple games simultaneously.

         Recent advances in print technology have improved the security of Pull Tab tickets to the levels demanded by the lottery industry. As a result several U.S lottery jurisdictions have introduced Pull Tab ticket games. On-Point's PTR terminals and Versatile Ticket Retailer ("VTR") terminals, which dispense both instant tickets and pull tab tickets, bring the same benefits of increased security, automated accounting and enhanced promotion at the point of sales to Pull Tab tickets as the ITR terminals have provided to instant tickets. During 1999, we did not sell any PTR or VTR terminals and, to date, this market has been limited.

         INSTANT TICKET RETAILER From its inception through December 31, 1999, On-Point has sold or leased approximately 15,000 ITR terminals, of which approximately 850 were sold or leased during 1999. Since we received our first contract from the State of Virginia in 1991, we have since signed contracts to provide terminals to numerous state lottery customers including California, Missouri, Washington, Pennsylvania, New York, Illinois, Connecticut, the Provinces of Ontario and Quebec, and other foreign countries. An order has been received from the French Lottery, the largest instant ticket lottery in the world, to provide for up to 2,500 terminals, with an initial shipment of 500 in 1999. This order provides for up to $10 million in revenue from 1999 to 2002. The ITR terminals have been placed in supermarkets, convenience stores, bowling alleys, restaurants with bars, and other locations. We also may enter into service contracts in connection with sales of ITR terminals pursuant to which it receives monthly maintenance fees (see "Service Segment" herein).

         ITR LOTTERY TERMINALS In 1990, On-Point introduced the ITR-7000 terminal, which was replaced with the upgraded ITR-7500 in August 1992. This series of products has been installed at sites throughout the United States. In 1995, we introduced an esthetically updated ITR-8500 terminal. In 1996, On-Point developed the first 12-bin ITR terminal and developed the 8 bin slim-line terminal (which dispenses 8 games in a terminal that requires half the retail space of previous 8 bin models). During 1997, as a result of the average mean time to failure rate of our dispenser being in excess of nine years, we were able to initiate a program of retrofitting older terminals to incorporate new technologies. During 1998, On-Point began shipments of its ITR-8500SL terminal, which can vend as many as 15 instant ticket games in a smaller footprint than its previous 12-game model.

         In 1999, On-Point introduced its next generation of lottery products. Depending on market acceptance of these new products, we intend to transition the marketing of our lottery products to include not only our existing ITR technology but the new PlayPoint technology. We plan to continue offering the existing models wherever the new PlayPoint technology is not considered to be an advantage or where lotteries may want the existing models. However, management believes PlayPoint will be superior to any existing model and, therefore, be the preferred model of choice by the lotteries in the future. PlayPoint will provide advanced electronic, software, communication and dispensing capabilities as well as new ergonomically designed features. PlayPoint will be capable of dispensing both instant tickets and pull-tab tickets. PlayPoint will also be capable of dispensing up to 20 instant ticket games, another industry first for dispensing technology. In 1999, On-Point also introduced CounterPoint, our new instant ticket dispensing product that is uniquely suited for retail countertop installation. Management believes PlayPoint and CounterPoint have superior features to any existing model. However, no assurances can be given to the ultimate market acceptance of the new models.

         We believe that lottery terminals substantially expand the market for retail sales of instant winner lottery tickets, in that they are designed to streamline and enhance the operation and marketing of instant winner tickets by providing greater opportunity for the impulse purchase. The lottery terminals are designed to provide secure, high visibility points of presence at the point of sale while using a minimum of floor space. The terminals are available in several models, which house four to twenty games. The units are available in counter-top and stand alone models (the latter incorporating a security storage cabinet). All models accept bills in $1, $5, $10, and $20 denominations and can be manufactured to accommodate coins or foreign currency.

         The customer inserts a bill in the terminal, receives credit, and then selects from among any or all of the games offered by pressing the button located immediately under the appropriate ticket display. The terminals generally dispense either a single ticket or a string of uncut tickets, which move past a window, allowing the customer to view the purchase. Based on our knowledge and experience we believe that customers prefer to see the actual tickets being dispensed. On-Point's patented Windows feature is unique in this regard among similar products available to lottery jurisdictions. Our lottery terminals incorporate other patented features designed to enhance the likelihood of impulse purchases of game tickets.

         Each lottery terminal includes a display, which shows instructional and promotional information to the customer. The terminal can also be equipped with the "Grabber", a multi-color LED sign, which is mounted on top of the terminal and includes a built-in memory. The Grabber provides the ability to promote new games or winning jackpots at the point of sale. A customized message typically is input prior to installation of the terminals. These messages can be changed on-site using a hand-held remote control or from remote locations with our optional Shadow communication program.

         COMMERCIAL PRODUCTS

         Currently the only commercial product manufactured and marketed consists of DCR vending machines, marketed principally for the resale of prepaid phone cards. On-Point is seeking to augment this business with vending machines to dispense such items as smart cards, credit cards, combination cellular phone and prepaid phone card dispensing units.

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

         It is our understanding that public awareness of prepaid phone cards was minimal in the early 1990's, but has increased dramatically since then. We believe dispensing machines have become an important element of the distribution network of prepaid phone cards, providing visual recognition and 24-hour convenient access to the product. An important aspect of the vending machine is that its design must promote product awareness to effectively sell cards, not merely dispense them. In 1997 we repackaged our DCR technology into a new cabinet styling. In 1998 we expanded our DCR product line to include 3 and 8 bin terminals in response to the specific application needs of our customers.

         In many foreign countries, especially those less developed than the United States, the majority of residents does not own telephones and rely on public pay telephones. Management estimates that commercial and government entities in over 100 countries now use or are in the process of evaluating the purchase of telephones equipped to accept prepaid phone cards. We believe many of these entities are looking to dispensing machines capable of handling prepaid phone cards to widen the acceptance and availability of the prepaid phone cards. The foreign market for prepaid phone card vending machines is in its infancy, however, and there can be no assurances that we will be successful in developing this market.

         In addition to prepaid phone cards, there are many other debit cards, which can be dispensed using the DCR terminal, including bus and subway passes. Several countries have begun using a multi-purpose debit card to provide easy access to pay telephones, gasoline pumps, subway passes, and bus passes. On-Point is providing terminals to both Hong Kong and Brazil that dispense such multi-purpose cards, or different types of cards or passes, including "smart cards".

         DEBIT CARD RETAILER In 1993 On-Point recognized the potential to utilize its lottery technology in the evolving prepaid phone card industry and developed its DCR-2000 debit card vending machine. To date, these terminals have been placed in many different types of establishments where there is a market for prepaid phone or debit cards. Company sales of DCR products and services totaled $660,000 and $1.1 million for the years ended December 31, 1999 and 1998 respectively. Those sales were primarily to foreign customers in each year.

         THE DCR TERMINAL On-Point believes that the DCR terminal substantially expands the distribution potential of prepaid phone cards. Similar to the lottery terminals, the DCR terminal is designed to provide high security and high visibility using a minimum of floor or counter-top space. The terminals are available in several models, which house either one, two or more bins and are able to accept various denominations of foreign and domestic currency. The terminals can be manufactured to accommodate coins and to make change. The customer inserts a bill or coin into the DCR terminal, receives credit, and then selects the denomination of prepaid phone card or other card/pass by pressing the button located immediately under the appropriate card display. The terminal dispenses a single card to the buyer.

         Each bin in a DCR terminal stores approximately 400 cards, depending on the thickness of the cards, thus providing a maximum capacity of about 1,600 cards in our 4-bin terminal. As with the ITR terminal, the DCR machine includes a display that shows instructional and promotional messages and can also be equipped with the "Grabber," a multi-color LED sign, which is mounted on top of the terminal and includes a built in memory. A customized message typically is input prior to installation of the terminals. These messages can be changed on site using a hand-held remote control or loaded from a remote site with our optional "Shadow" communication program.

         Management believes that the DCR market, much like the lottery ITR market, has become extremely competitive. In addition, technological advances may modify the market over the next few years. During 1999 management underwent a reevaluation process for the potential of the DCR market both domestically and internationally. As a result of our focus primarily on our next generation lottery products, no significant developments were made to the DCR products in 1999 and sales decreased. We plan to continue our evaluation of the DCR products in 2000 to determine whether new developments may be necessary to stay competitive and attain a continuing market share.

OTHER POTENTIAL PRODUCTS

In addition to the advances we have made in On-Point's lottery product offerings, we began to develop a strategy for a diversification program in 1999 that would broaden On-Point's product offerings and markets. This diversification was focused in the area of automated electronic solutions for high-volume cash-oriented transactions, primarily with respect to prepaid products and services. It is management's belief that prepaid products and services have gained a large market share and that electronic solutions for this market are in great demand. In September 1999, On-Point formed e-Point Technologies, Inc. (e-Point), a wholly owned subsidiary, for the primary purpose of developing a more defined business strategy for this area of the market. The initial focus of e-Point has been to develop the launch of e-Cel, a process for prepayment of cellular phone airtime. We initially expected the launch for e-Cel to occur in the United Kingdom by April 2000, but delays in the market and our limited capital resources, as well as our change in overall corporate strategy respecting the sale of On-Point to GTECH, has indefinitely delayed further progress with e-Cel. As a result, we discontinued our efforts with e-Cel in the United Kingdom. However, we continue to evaluate our strategies for other automated electronic solutions in the global retail market.

FINANCING SEGMENT

On-Point offers in-house financing for both lottery and commercial customers under two types of contractual arrangements: Sales-type Lease Agreements and Operating Lease Agreements.

Sales-type Lease Agreements Under the typical Sales-type Lease Agreement, we install and maintain lottery and/or DCR terminals and provide ancillary support services to customers. These contracts generally provide for scaled payments, based upon the type of terminal purchased and the total number of terminals sold under the agreement. In addition, the Sales Agreements typically provide for the payment of monthly service fees for product repair, routine maintenance and customer service activities (based upon the number of terminals installed). In many cases, the service portion of the contract extends beyond the period provided by the contract for the sale of terminals.

Operating Lease Agreements While the Operating Lease Agreements are similar to the Sales-type Lease Agreements with respect to our installation, maintenance and service obligations, they are for shorter terms, and ownership of the terminals remains with On-Point after the lease term. The lease amount may or may not include the monthly maintenance fee. Typically, the lessee is given the option to extend the leases in one-year increments

SERVICE SEGMENT

On-Point currently provides ITR service in the states of: Illinois, Missouri, New York, and Virginia, which are provided through service facilities at its San Marcos, California headquarters and in each of those states. These facilities provide installation and relocation services, perform repairs and respond to service calls. We maintain toll-free telephone lines staffed by service personnel to assist retailers and, where possible, resolve minor service problems over the telephone. If the problem cannot be resolved easily, a field technician is immediately paged and a service call scheduled. Each agreement provides for a specified response or service time. A function of the field service operation is to provide installation and retailer training on the operation and use of the machine. We generally provide a warranty period of one year on our terminals and provide an option for an extended warranty period if purchased by the customer. Warranty costs are generally included within our service agreements and not separately provided in product sales.

On-Point service technicians also perform routine preventative maintenance of machines. If required, by agreement, each terminal is subject to on-site cleaning and diagnostic testing of key components. In addition, on-site modifications or upgrades may be performed. Our administrative staff closely monitors any problems with terminals in the field. Service reports are forwarded to engineering, quality control and production on a weekly and monthly basis. The Field Service Department is also responsible for pre-installation site surveys to check for space, telephone service and power.

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

SUPPORT

MARKETING AND SALES

         On-Point markets its products domestically through an in-house marketing and sales staff and internationally primarily through distributorships. We solicit interest in its terminals primarily at trade shows and through direct contact with customers. The initial marketing package consists of product brochures and other supportive documentation, e.g., sales analysis of other customer installations. References from other customers using On-Point's terminals are routinely supplied, along with an offer to demonstrate and test the terminals. Where possible, print advertising is keyed to feature articles in trade journals, particularly advertisements targeting the prepaid phone card market.

         MARKETING TO LOTTERIES Once a state lottery has accepted vending as a distribution tool, the process is opened to competitive bidding. In the United States, lottery authorities commence the contract award process by issuing a request for proposal, which constitutes an invitation for bids from interested vendors. The requests for proposal usually stipulate certain requirements, such as product specifications, performance capabilities, delivery and service requirements. The requests also specify various insurance, bonding, indemnification and liquidated damage provisions. Each vendor's reply is evaluated on the basis of various criteria, including bid price, product quality, performance capability (measured in part by demonstrated experience in performing comparable projects), security, integrity, and experience. In addition, state lottery authorities consider the applicant's affirmative action policies and use of minority, handicapped, and women-owned subcontractors and suppliers. Lottery authorities also show a preference for vendors that use in-state subcontractors and suppliers. To assist it's marketing to state lotteries, we have employed registered lobbyists and paid consultants in certain states. Although we believe there remains a substantial market for lottery terminals, no assurances can be given that lottery authorities will award new contracts or order additional terminals.

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

         MARKETING OF DCR TERMINALS Three distinct groups of potential customers have been targeted for the sale or lease of DCR terminals: major telephone companies, medium-sized telephone companies and long-distance resellers. To our knowledge, the major telephone companies, AT&T, MCI and Sprint, have not yet implemented any significant marketing plans involving the use of vending terminals to distribute prepaid phone cards on a large-scale basis. However, the medium-sized telephone groups have been pursuing vending contracts for prepaid phone cards. Similar to the sales process with state lotteries, many of these companies seek requests for proposals from vending companies and require testing prior to awarding contracts. The contract process permits more flexibility and creativity; however, it requires greater marketing time and energy to win contracts. Long distance resellers, smaller telephone companies, and pay telephone route operators are seeking vending contracts, but these customers normally have limited capital. Our future efforts will be limited to vertical distributorship and joint venture relationships that will increase its presence in the DCR market place with limited credit exposure; however, there can be no assurance that we will be successful in developing these relationships.

         INTERNATIONAL MARKETING Internationally, lottery authorities and foreign telephone companies do not typically use a formal bidding process, but rather negotiate proposals with one or more potential vendors. In 1999 and 1998 we delivered terminals to various lotteries and telecommunication service providers for market testing. Nonetheless, our foreign operations are relatively small, and no assurance can be provided that a meaningful international market for our terminals will develop. In June 1995 we entered into a distributor agreement with a Brazilian corporation to distribute our products on an exclusive basis in Brazil that was subsequently terminated in 1999. In December 1997 we entered into a distributor agreement with Editec, a French Corporation, to distribute On-Point's products on an exclusive basis throughout most of Western Europe.

RESEARCH AND DEVELOPMENT

         General research and development expenditures totaled $ .7 million and $1.4 million in 1999 and 1998, respectively. The 1999 and 1998 expenditures were primarily directed towards the development of PlayPoint together with the associated development of On-Point's first counter-top dispenser, CounterPoint. PlayPoint features advanced electronic, software, communication and dispensing capabilities. We believe that our recently developed dispensing system, which will be incorporated into PlayPoint and CounterPoint, is the most advanced, space efficient and cost effective dispenser of instant tickets in the world. In addition, the PlayPoint cabinet has been ergonomically designed to not only generate increased impulse purchasing desires, but to fully comply with all ADA established guidelines.

         Patents have been filed and/or received for PlayPoint's and CounterPoint's proprietary features.

         These include:

         On-Line  Instant Ticket, Patent 5,772,510 - awarded June 1998

         -        Other patents filed through December 1999 but still pending:

         -        Ticket Dispenser and Vending Machine, 3345-2130

         -        Ticket Distribution System and Method, 3345-2140

         -        Ticket Dispensing Module and Method, 3345-2170

         -        Gaming Device and Method, 3345-2180

         -        Pre-Paid Mobile Telephone Airtime Supply System and Method,
                  3345-2190

         -        Ticket Dispensing Device, Installation and Displays, 3345-2210

         -        CheckWriter Design, 3345-2212

         All of the patents pending have been designed to protect On-Point's proprietary designs from use by competitors. As these products are still in development, On-Point has not yet generated any income from any of the patent applications filed in 1998 and 1999, nor from Patent 5,772,510 awarded in June 1998. None of the patent applications would have a material impact on future sales as currently generated by On-Point, if they were not awarded. Patent 5,772,510, is expected to become important as we begin to market patented on-line capabilities in 2000 and beyond. Patent pendings 3345-2170, 3345-2180, and 3345-2210 are expected to become important if our next generation lottery equipment gains market acceptance.

         None of On-Point's general research and developments costs was borne directly by our customers. On-Point's research and development department, augmented by contract employees, designs hardware and software for new products, and maintains hardware and software support for existing products. Software is continually enhanced to satisfy customer requests. Many new features have evolved from the sales process (e.g., access code requirements, security features such as alarm and theft detection, report capabilities, and display features). Once developed, these features generally are incorporated as standard items in the product line. Software upgrades have included diagnostics for field service and memory management and configuration control. Hardware enhancements included features to provide local control, remote control and speech functions, and memory upgrades for software and data storage. Other hardware developments have focused on the physical size, look and ergonomics of the machines, and conformance with the requirements of the American Disabilities Act.

MANUFACTURING AND SUPPLY

         On-Point's lottery and DCR terminals are designed in a modular form to facilitate manufacturing assembly and serviceability. We use vendors to manufacture and supply some components and sub-assemblies, including the bill acceptor and electronic modules. Final assembly and quality control of the terminals is performed by Company personnel at its San Marcos facility. Key vendors include California Chassis, which currently produces cabinets and Mars, which provides the majority of the bill acceptors. Although components and parts are available from multiple sources, the loss of any key vendors would have a significant impact on On-Point or its operations.

EMPLOYEES

         As of March 1, 2000, On-Point had 106 full-time employees, of whom 18 were in executive or administrative positions, 19 in quality control and production, 3 in research and development, 59 in field service, 6 in the warehouse and 1 in maintenance. In addition, we employed 20 people on a part-time basis in its field service department. None of our employees are currently represented by a union, and we believe that relations with our employees are good.

FACILITIES

         On-Point occupies approximately 32,000 square feet of space in San Marcos, California. The premises include office, manufacturing and warehouse space. We currently pay monthly rent of $15,663 for this space. This lease terminates January 31, 2009. We believe that current facilities are adequate to meet our anticipated needs through the term of the lease.

OTHER BUSINESS INFORMATION

BACKLOG

         On-Point's potential backlog of orders at December 31, 1999 totaled approximately 3,500 ITR's. The backlog consists of contracts awarded, which determines the pricing for a maximum number of units which may be purchased over the term of the contract, usually three - five years. The rate at which we receive orders from customers is affected from time to time by the nature of our market. State lottery authorities are allocated budgets on an annual basis, and their desire and ability to order products from vendors, including On-Point, can be affected by the status of the budgetary process at any given time. For example, a lottery which has not spent its budget as the end of a budgetary year approaches may be encouraged to place orders with vendors, whereas a lottery which has exhausted its budget may not be able to place orders until the beginning of a new budgetary year.

COMPETITION

         On-Point believes that it possesses a strong competitive position in the sale of lottery terminals. We have established a reputation for providing quality terminals and service. As a consequence, we have been able to secure contracts in eleven states, in the Provinces of Ontario and Quebec, the country of France and other foreign countries. In addition, we generally enjoy repeat or renewal orders from existing customers and are conducting tests with overseas lottery organizations. Interlott Technologies, Inc. ("ILI") has sold or leased machines in twenty-two states, while the next largest current competitor, International Products of America, has sold machines pursuant to a contract with one state. Nevertheless, a substantial risk of new market entrants by domestic and foreign competitors exists. While we believe that it possesses a strong competitive position by virtue of its previous proprietary position, installed base and reputation, there can be no assurance that a better capitalized competitor will not successfully establish itself in the market or develop a machine which renders our technology obsolete. The instant ticket market may also face competition from other types of lottery products.

         In the United States, the prepaid phone card and, more generally, the debit card market are relatively new. Consequently, it is difficult to identify all the competitors in this market. Nonetheless, we believe we possess a strong competitive position in the sale of DCR terminals within the United States and overseas. At present, our principal competitors are Marketing & Vending Concepts, ILI, VendTek and Opal, in addition a number of smaller vending machine companies. There is also a substantial risk of additional market entry by domestic and foreign competitors, especially if the United States customer's response to the use of debit cards and pre-paid phone cards is favorable. While we believe we possess an advantage in obtaining future customers by virtue of our proprietary position and installed base, there can be no assurance that a better-capitalized competitor will not successfully establish itself in the market or develop a machine, which renders our technology obsolete. The prepaid phone card and debit card market may also face competition from other types of products.

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

         The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to manufacture, deliver or receive gaming machines or similar devices across interstate lines unless that person has first registered with the Attorney General of the United States. On-Point has registered under the Federal Act and must renew its registration annually. The Federal Act also imposes various record keeping and equipment identification requirements. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties. As of the date of this filing, we believe we are in substantial compliance with these provisions.

         The international jurisdictions in which On-Point operates or intends to market its products have similar legislation and regulations governing lottery operations. In addition, restrictions are often imposed on foreign corporations seeking to do business in such jurisdictions. Failure to comply with these provisions could result in contract cancellation or the institution of legal proceedings.

         On-Point has employed registered lobbyists and retained paid consultants in certain states. Failure to comply with state regulatory provisions relating to the activities of our advisors could adversely affect our ability to bid successfully upon lottery contracts.

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

ITEM 2. DESCRIPTION OF PROPERTIES

         At March 1, 2000 On-Point had the following properties under lease:

         Office, manufacturing, R & D and warehouse space in San Marcos, California
         Office, repair depot and warehouse space in Syracuse, New York Office, repair depot and warehouse space in Arnold, Missouri Office, repair depot and warehouse space in Richmond, Virginia

ITEM 3. LEGAL PROCEEDINGS

         On-Point is a party to legal proceedings in the ordinary course of its business; the most significant of which are described below.

         On April 21, 2000, an action was filed against On-Point in U.S. District Court, Southern District of Ohio, by Interlott Technologies, Inc.(ILI). The action alleges that On-Point breached a Settlement Agreement and Mutual Release dated May 30, 1991 with ILI in that On-Point was using elements of ILI's technology in On-Points new PlayPoint technology. We believe ILI's suit to be without merit. On-Point is in the process of preparing a response to the action and will contest it vigorously.

         On April 20, 2000, a shareholder class action was filed against On-Point and Frederick Sandvick in U.S. District Court, Southern District of California. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that On-Point violated federal securities laws by the dissemination of materially false and misleading financial statements. On-Point has been informed that a similar action was also filed but we have not been served with any additional actions at this time. On-Point intends to vigorously defend against these claims and is in the process of preparing a response to the action filed.

         On January 14, 2000, an action was filed against On-Point and its directors on behalf of a stockholder in Superior Court of California, County of San Diego. The action alleges that the consideration to be paid by GTECH for all of On-Point's stock was inadequate and that the directors breached their fiduciary duties relating to the proposed sale of On-Point to GTECH. On-Point will seek dismissal of this action since GTECH has provided notice of termination of the agreement upon which the action was based.

         On January 11, 1999, On-Point filed an action against Solutioneering, Inc. in Superior Court of California, County of San Diego. A first amended complaint of said action was filed on February 9, 1999. The action arises from the lease to Solutioneering a total of 2,193 prepaid phone card vending terminals under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, we assert that Solutioneering has breached the Agreement and has claimed damages of approximately $9 million. Solutioneering subsequently sought bankruptcy protection in 1999 and we are pursuing our claim with the bankruptcy court. The financing lender to Solutioneering has raised a claim that it has a priority security interest over the leased machines ahead of On-Point based on the allegation that On-Point sold the machines to Solutioneering rather than leased the machines. We believe the arrangement with Solutioneering was clearly a lease and that the financing lender's claim to be without merit. On-Point's net balance sheet carrying value of the Solutioneering leased machines at December 31, 1998 and 1999 was approximately $3.3 million and $2.5 million, respectively. We believe we will recover the assets and that the underlying value of our equipment at Solutioneering exceeds the carrying value on On-Point's books.

         On January 23, 1996, On-Point's principal competitor, Interlott Technologies, Inc. ("ILI"), filed a civil action against On-Point in the Common Pleas Court of Hamilton County, Ohio. The action arose from an agreement in principle between Interlott Technologies, Inc. and On-Point, which was signed on March 23, 1995 regarding a proposed merger transaction. On-Point asserted a counterclaim against ILI seeking declaratory judgment with regard to certain aspects of the agreement, seeking to recover On-Point's own costs and expenses, and seeking compensatory damages from ILI for certain competition and torturous interference with business relations. The parties reached a full and complete settlement of this action on March 4, 1999 by the payment of On-Point of approximately $600,000, which had been previously accrued in the three years prior to December 31, 1998. No liability was admitted by either party pursuant to the settlement.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On-Point's common stock is traded in the over-the-counter market (NASDAQ symbol: ONPT). The following table sets forth the high and low bid prices for On-Point's common stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                   1999                                1998
                                          High              Low               High              Low
         -------------------------- ----------------- ----------------- ----------------- -----------------
         First Quarter                       $ 2.563           $ 1.688           $ 3.813           $ 1.750
         Second Quarter                      $ 3.500           $ 1.750           $ 3.000           $ 1.750
         Third Quarter                       $ 2.875           $ 1.375           $ 2.063           $ 1.281
         Fourth Quarter                      $ 3.000           $ 1.438           $ 2.563           $ 1.000
         -------------------------- ----------------- ----------------- ----------------- -----------------

         The number of stockholders of record of On-Point's common stock, par value $.01 per share, as of March 31, 2000, was 290. The approximate number of beneficial shareholders was 2,400.

         On-Point has never paid any cash dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will require approval of On-Point's line of credit lenders, as well as depend on earnings, capital requirements, financial condition and other relevant factors.

         On-Point had the following unregistered sales of securities during the last three years. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

         - In January 1997, Frederick Sandvick, Chief Executive Officer of On-Point, received a warrant to purchase 500,000 shares of On-Point's Common Stock at $.63 per share pursuant to his personal guaranty and indemnity in connection with a $2,000,000 performance bond. The warrant has a five-year term and became exercisable in January 1997.

         - In January 1997, Vanguard Strategies, Inc. received a warrant to purchase 250,000 shares of On-Point's Common Stock at $.72 per share pursuant to a consulting agreement entered into with On-Point. The warrant has a five-year term and became exercisable in January 1997.

         - In January 1997, S & H Systems, Inc. received a warrant to purchase 4,000 shares of On-Point's Common Stock at $1.00 per share pursuant to a consulting agreement entered into with On-Point. The warrant has a four-year term and became exercisable in January 1997.

         - In May 1997, GMB Capital Partners received a warrant to purchase 45,000 shares of On-Point's Common Stock at $2.52 per share in consideration for facilitating financing for On-Point. The warrant as a three-year term and became exercisable in May 1997.

         - In May 1997, Coast Business Credit received a warrant to purchase 50,000 shares of On-Point's Common Stock at $2.00 per share pursuant to a financing agreement entered into with On-Point. The warrant has a three-year term and became exercisable in May 1997.

         - In May 1997, Capital Structures Corporation and Colliers Iliff Thorn each received a warrant to purchase 25,000 shares of On-Point's Common Stock at $1.24 per share pursuant to a commission settlement agreement entered into with On-Point. The warrants had a one-year term and have been exercised.

         - In January 1998, Vanguard Strategies, Inc. and Mr. Robert L. Burr, former Chairman of the Board and former President and Chief Executive Officer, were each granted stock options for 50,000 shares of On-Point's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in On-Point's international operations. The options expire on December 31, 2002 and vest the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000.

         - In April 1998, Darius Anderson and James Bouskos each received an option to purchase 10,000 shares of On-Point's Common Stock at $2.09 per share pursuant to their appointment as Advisory Directors. Mr. Anderson's options have subsequently been terminated. Mr. Bouskos' options vest by April 1999 and expire in April 2001.

         - In May 1998, Allan Halladay and Brian Roberts each received an option to purchase 50,000 shares of On-Point's Common Stock at $2.09 per share pursuant to their assignment of certain intellectual property to On-Point. The options vest the earlier of April 1, 2001 or upon the satisfaction of certain performance conditions. The options expire on December 31, 2001.

         - In July 1998, Coast Business Credit received a warrant to purchase 10,000 shares of On-Point's Common Stock at $1.63 per share pursuant to an amendment to a financing agreement entered into with On-Point. The warrant became exercisable in July 1998 and expires on July 5, 2000, as amended.

         - In September 1998, Elizabeth Williams received an option to purchase 5,000 shares of On-Point's Common Stock at $1.66 per share pursuant to a consulting agreement entered into with On-Point. The option vests over 2 1/2 years and expires on September 30, 2003.

         - In October 1998, Robert Burr received an option to purchase 50,000 shares of On-Point's Common Stock at $2.00 per share pursuant to his consulting agreement with On-Point. The option vests on March 31, 2001, or earlier, if certain conditions are met. The option expires on September 30, 2001.

         - In July 1999, James Bouskos and Miles Scully received options to purchase 20,000 shares and 10,000 shares, respectively, of On-Point's common stock at $1.97 per share pursuant to their arrangements as Advisory Directors. The options vest in one year and expire in three years from date of grant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL On-Point's revenues through 1999 have been generated from (i) sales of vending terminals (ii) operating leases of vending terminals,
         (iv) financing income from sales-type leases, (iii) performance of service on vending terminals, and (iv) sales of associated parts. Our products are sold or leased to a limited number of customers worldwide. As a result, we have experienced fluctuations in our financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. Our sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals require us to invest capital or otherwise finance the manufacture of the vending terminals. We have obtained the resources necessary to finance our expanding base of leased terminals over the past three years through our line of credit, existing cash flow and private placement financing.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

         The results of operations are based, where applicable, on segment information, which is included in Note 2 to the Financial Statements. 1999 revenues decreased by approximately $1.3 million or 9% from 1998. The decrease was due to the combination of (1) a $1.0 million increase in product sales resulting from an increase in the number of units sold, (2) a $1.9 million decrease in financing revenue resulting from a decrease in the number of new units leased or renewed, and (3) a $700 thousand decrease in service revenue resulting primarily from the loss of a service contract for the State of Washington. The product mix among segments is dependent upon new product orders received, which may vary from year to year, based on which lotteries place new requests for bid and on our competitive success.

         Cost of sales, as a percentage of sales, increased by 15% from 68% in 1998 to 83% in 1999 due to the combination of the following: (1) product cost of sales as a percentage of revenues increased 21% from 63% in 1998 to 84% in 1999; (2) financing cost of sales increased 29 percentage points, as a percentage of revenues, from 41% in 1998 to 70% in 1999; and (3) service cost of sales decreased 8 percentage points as a percentage of revenues from 94% in 1998 to 86% in 1999. Product cost of sales increased as a percentage of sales due to a combination of lower margins on ITR units resulting from competitive bidding pressures on new units sold, increased depreciation expense associated with the assets under lease with Solutioneering more fully described below. Financing costs as a percentage of sales increased due primarily to the decrease in revenue recognized during 1999 as compared to 1998. Service costs decreased as a percentage of sales due to a combination of renegotiated contract pricing and of economies achieved from a preventative maintenance program initiated in 1997. Future gross margins will be affected by competitive bidding requirements, quantities of units in production, transitioning of On-Point's existing products to its next generation products, and available resources. Subject to those and other factors, we anticipate that 2000 margins will improve. However, the margins could be adversely impacted by higher costs during the initial production runs of On-Point's next generation lottery products should the products gain market acceptance. We developed the next generation lottery products in order to gain greater market share and ultimately achieve better gross margins. The next generation lottery products were unveiled in 1999 and On-Point has initiated its marketing efforts to gain market acceptance of the new products.

         Included in cost of sales in 1999 and 1998 is depreciation of $741 thousand and $652 thousand, respectively, from non-performing equipment held under lease by Solutioneering (see Note 7 of Notes to Consolidated Financial Statements). These non-cash charges were significant reasons for decreased gross margins in both years. During 1999, On-Point filed an action to recover amounts owed by Solutioneering and, subsequent to the action, Solutioneering filed for creditor protection under the U.S Bankruptcy Code. On-Point is pursuing its rights to recover all the equipment held under the lease with Solutioneering so the equipment can be redeployed or sold to other customers. Until the equipment is recovered or otherwise held for sale, it is anticipated that On-Point will continue to depreciate the equipment as part of cost of sales. We are currently in negotiations with third parties to recover and redeploy the equipment; however, no assurances can be given that the equipment will be recovered and, if recovered, redeployed under terms favorable to On-Point. Future charges to expense will occur if the equipment is not recovered and redeployed or sold on terms favorable to On-Point.

         As a result of the decreased gross margins during 1999, gross profit decreased by $2.4 million, from $4.7 million in 1998 to $2.3 million in 1999.

         Operating expenses, as a percentage of sales, decreased by 14 percentage points as a result a combination of the following: (1) a $1.6 million reduction in selling, general and administrative expenses, and (2) a $.7 million reduction in general research and development costs. The reduction in selling, general and administrative expenses resulted from: (i) a decrease in salaries and related expenses due to reductions in corporate and administrative personnel and to reductions to the chief executive officer's salary; (ii) a decrease in legal and outside professional fees; and (iii) a decrease in bad debt expense. Bad debt expenses in 1998 included $206 from Fone America and $649 from US Telecard, all related to sales made in prior years. General research and development costs decreased as a result of the completion of some of the overall development aspects of On-Point's next generation lottery products. We anticipate continued development efforts in 2000 as On-Point receives marketing feedback on prototype units and as On-Point continues to expand its product development efforts on other product concepts. Thereafter, the extent of On-Point's development efforts will depend on management's evaluation of the positioning of its other products.

         Total other expense increased by $279 thousand, from $254 thousand in 1998 to $533 thousand in 1999, as average borrowings increased during 1999.

         As a net result of the above-described factors, On-Point incurred a net loss of $721 thousand in 1999, versus a net loss of $404 in 1998.

         LIQUIDITY AND CAPITAL RESOURCES In 1999, On-Point used approximately $2.0 million of net cash provided by financing activities to fund approximately $1.8 million in operating activities and $.2 million in investing activities. Included in operating activities in 1999 was an increase to inventories of approximately $2.6 million and an increase of approximately $1.0 of predevelopment costs relating to a previously awarded contract. In 1998, On-Point generated approximately $1.1million of net cash from operating activities that was used in combination with the $2.2 million provided by financing activities to finance $3.5 million in investing activities. Working capital was approximately $5.7 million at December 31, 1999 an increase of approximately $1.7 million from the $4 million in working capital at December 31, 1998. The 1999 working capital included an increase in inventory of approximately $2.6 million primarily due to additional finished goods from contract orders on hand at the end of the year, additional materials ordered to begin production for On-Point's new next generation lottery products, and additional used units on hand at the end of the year that were returned from expiration of lease arrangements.

         On May 5, 1997, On-Point entered into a Loan and Security Agreement for a revolving line of credit whereby On-Point could borrow up to $3 million. Such agreement was amended on July 7, 1998 to increase the borrowing limit to $5 million and further amended on July 2, 1999 to increase the borrowing limit to $6 million. The loan bears interest at prime plus 2%, which is reduced by .5% annually if On-Point meets certain performance benchmarks, matures on July 31, 2000 and is secured by virtually all of On-Point's assets. At December 31, 1999, On-Point had borrowed approximately $4.7 million under this Agreement which was approximately the availability under the line of credit as of that date. In April 2000, On-Point extended the maturity date of the line three years (from July 2000 to July 2003) and increased the borrowing limit from $6 million to $10 million. The borrowing availability under the line is subject to a number of restrictions (see Note 4 of Notes to Consolidated Financial Statements).

         During 1999, On-Point received $1 million from GTECH and issued GTECH a note that matures on August 15, 2000 with interest at prime plus 3% per annum. Subsequent to December 31, 1999, On-Point received another $.5 million from GTECH under the same terms as the original note. On-Point and GTECH are in discussions regarding the potential acquisition of On-Point.

         On-Point also received $.8 million from Galt Asset Management subsequent to December 31, 1999 pursuant to a note that matures in September 2000 with interest at 10% per annum. On-Point is pursuing a private equity placement in which it would receive another $1 million and convert the existing debt from Galt into the private placement. The terms and completion of the private placement are subject to the results of discussions with GTECH.

         Management believes On-Point has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital and its available borrowings under its $10 million debt financing, to maintain its current level of operations for at least 12 months. However, if On-Point is unable to liquidate its current assets timely, then additional capital will be required to fund existing operations. Management believes this funding will be available through private placement financing. Further, in order to accommodate recent contract awards from the French, Missouri, Illinois and California lotteries for up to 6,000 ITR's with a potential value of $28 million over the next three years, together with other growth related opportunities in 2000 and beyond, On-Point will require additional financing. Therefore, we plan to seek additional financing for these purposes during 2000.

YEAR 2000 COMPLIANCE The Company's process for becoming Year 2000 ("Y2K") compliant has been to perform an ongoing comprehensive study and review of computer hardware, software and systems, both internal and external, and non-computer related systems, which may be affected by certain computerized functions. The Company completed this process in preparation for Y2K issues, prior to the end of the year. As of April 22, 2000, the Company is not aware of any Y2K problem in any of our corporate applications, significant service providers, vendors, suppliers, subcontractors, financial institutions, consultants, various government agencies or non-information technology/embedded systems. However, the success to date of our Y2K efforts and the efforts of third party vendors or business partners cannot guarantee that there will not be a material adverse effect on our business should a Y2K problem manifest or become apparent in the future.

The costs of expected modifications were estimated to be minimal and immaterial. For the year ended December 31, 1999, approximately $105,000 was charged to expense related to this issue. Remaining costs to be incurred in 2000, if any, are not expected to be material.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT

                          ----------------------------



To the Board of Directors and Shareholders of On-Point Technology Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of On-Point Technology Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of On-Point's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of On-Point Technology Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
San Diego, California
May 27, 2000

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998



                                                                                   1999            1998
Assets Thousands of dollars, except share amounts
Cash and cash equivalents                                                        $    157        $    129
Accounts receivable, net                                                              883           2,744
Inventories                                                                         6,325           3,143
Net investment in sales-type leases                                                 1,619           1,359
Other current assets                                                                  199             122
                                                                                 --------        --------
Total current assets                                                                9,183           7,497
                                                                                 --------        --------

Plant, property and equipment, net                                                    565             422
Net investment in sales-type leases                                                 2,402           2,723
Property under operating leases, net                                                  275           1,852
Property under lease agreement with Solutioneering, net                             2,513           3,255
Other assets                                                                        1,712             595
                                                                                 --------        --------
Total assets                                                                     $ 16,650        $ 16,344
                                                                                 ========        ========


Liabilities and shareholders' equity

Accounts Payable                                                                 $  1,793        $  1,190

Notes Payable                                                                       1,000             104
Accrued expenses & current liabilities                                                706           2,372
                                                                                 --------        --------
Total current liabilities                                                           3,499           3,666
                                                                                 --------        --------

Long-term debt                                                                      4,730           3,872
                                                                                 --------        --------

Shareholders' equity:
       Preferred stock, no par value, 2,000,000 shares
           Authorized, no shares issued or outstanding                                 --             --
       Common stock, $.01 par value, 20,000,000 shares
           Authorized, 10,266,401 and 10,094,826 shares issued and                    103             101
           outstanding,  respectively
       Additional paid-in capital                                                  31,590          31,256
       Accumulated deficit                                                        (23,272)        (22,551)
                                                                                 --------        --------
Total shareholders' equity                                                          8,421           8,806
                                                                                 --------        --------
Total liabilities and shareholders' equity                                       $ 16,650        $ 16,344
                                                                                 ========        ========



         See accompanying notes to consolidated financial statements.

 ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                             1999                 1998
 THOUSANDS OF DOLLARS/SHARES, EXCEPT PER SHARE AMOUNTS
Revenues                                                  $ 13,481             $ 14,768
Cost of sales                                               11,144               10,044
                                                          --------             --------
Gross profit                                                 2,337                4,724
                                                          --------             --------
Operating expenses:
     Selling, general and administrative                     1,801                3,449
     Research and development                                  724                1,405
                                                          --------             --------
Total operating expenses                                     2,525                4,854
                                                          --------             --------
Loss from operations                                          (188)                (130)
                                                          --------             --------
Other expenses:
     Interest expense                                          519                  237
    Other                                                       14                   17
                                                          --------             --------
Total other expenses                                           533                  254
                                                          --------             --------
Loss before provision for income tax                          (721)                (384)
Provision for income taxes current                                                   20

Net loss                                                  $   (721)            $   (404)
                                                          ========             ========
Basic and diluted loss per share:
                  Loss per share                          ($  0.07)            ($  0.04)
                                                          ========             ========
                  Weighted average shares                   10,190                9,882
                                                          ========             ========





               See accompanying notes to consolidated financial statements.

             ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                         Common Stock        Additional
   Thousands shares/dollars                           ---------------------   Paid in     Accumulated
                                                      Shares      Amount      Capital       Deficit        Total
   BALANCE, JANUARY 1, 1998                              9,421          $94     $30,227      ($22,147)        $8,174
                                                       -------------------------------------------------------------

   Exercise of stock warrants                              669            7         904                          911
   Exercise of stock options                                 5                        5                            5
   Issuance of stock options and warrants
        for services provided                                                       120                          120
   Net loss                                                                                      (404)         (404)
                                                       -------------------------------------------------------------
   BALANCE, DECEMBER 31, 1998                           10,095          101      31,256       (22,551)         8,806
                                                       -------------------------------------------------------------
   Exercise of stock warrants                               60            1         119                          120
   Exercise of stock options                               111            1         115                          116
   Issuance of stock options and warrants
        for services provided                                                       100                          100
   Net loss                                                                                      (721)         (721)
                                                       -------------------------------------------------------------
   BALANCE, DECEMBER 31, 1999                           10,266         $103     $31,590      ($23,272)        $8,421
                                                       =============================================================


           See accompanying notes to consolidated financial statements

  ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



THOUSAND OF DOLLARS                                                               1999                 1998
Cash flows from operating activities:

         Net loss                                                                ($721)               ($404)
         Adjustments to reconcile net loss to net cash
             provided by (used in)operating activities:
             Depreciation and amortization                                        1,921               2,000

             Issuance of options and warrants for services provided                 100                 120
             Provision for doubtful accounts                                       (281)                713
             Changes in assets and liabilities:
                  Accounts receivable                                             2,143                (960)
                  Inventories                                                    (2,634)               (210)
                  Other current assets                                              (77)                299
                  Other assets                                                   (1,196)
                  Accounts payable                                                  603                  72
                  Accrued expenses                                               (1,666)               (490)
                  Deferred income                                                   505                  --
                                                                                -------             -------
Net cash provided by (used in) operating activities                               1,808               1,140
                                                                                -------             -------
Cash flows used in investing activities:
         Purchases of plant, property and equipment                                (445)               (283)
         Net investment in sales type leases                                        256              (1,890)
         Investment in property under operating leases                                                 (224)
         Investment in property under lease agreement with
              Solutioneering                                                                         (1,212)
         Loss on Fixed asset disposals                                               35                  81
                                                                                -------             -------
Net cash (used in) provided by investing activities                                (154)              (3,528)
                                                                                -------             -------

Cash flows from financing activities:
       Proceeds from issuance of common stock upon
             exercise of warrants and options                                       236                 916
         Proceeds from line of credit, net                                          858               1,605
         Proceeds from notes payable, net                                           896                (277)
                                                                                -------             -------
Net cash provided by financing activities                                         1,990               2,244
                                                                                -------             -------
Increase (Decrease) in cash and cash equivalents                                     28                (144)
                                                                                -------             -------
Cash and cash equivalents at beginning of year                                      129                 273
                                                                                -------             -------
Cash and cash equivalents at end of year                                        $   157             $   129
                                                                                =======             =======

Supplemental cash flow information:
         Cash paid during the period for interest                               $   451             $   306
         Cash paid during the period for income taxes                                               $   117
Supplemental disclosure of non cash activities:
         Costbasis of machines returned from Fone America
             transferred from net investment in sales type leases to
             property under lease agreement with Solutioneering                                      $   23
         Increase (decrease) of reserves for inventory obsolescence             $    96               ($368)

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. On-Point Technology Systems, Inc. and subsidiaries, formerly Lottery Enterprises, Inc. (collectively, the "Company" or "On-Point") designs, manufactures, and services vending terminals for retail sale and leasing. Its Instant Ticket Retailer (ITR) product line sells or leases instant-winner lottery terminals to state and provincial governments in the United States and Canada and to foreign governments and their licensees. Its Debit Card Retailer
(DCR) product line sells or leases vending machines for prepaid telephone cards and other specialty retail products generally to commercial customers in the United States and in foreign markets.

Basis of Presentation. The accompanying consolidated financial statements have been prepared on a going concern basis. As of December 31, 1999, the Company has a note payable to GTECH Corporation in the amount of $1.0 million which is due August 15, 2000. Subsequent to December 31, 1999, an additional $500,000 was advanced to the Company from GTECH under the same terms. Also subsequent to December 31, 1999, $850,000 was advanced to the Company from a note payable from Galt Asset Management which bears interest at 10% and is due September 30, 2000. In the event the Company is unable to successfully generate sufficient cash flow from operations to payoff these notes payable or renegotiate the term of the notes payable, the lenders thereunder have the right to exercise their remedies under these agreements.

Although the Company believes that they will be able to generate sufficient cash flow to realize its assets and discharge its liabilities in the normal course of business, there can be no assurances that the Company will generate sufficient cash flows. The Company has increased its revolving line of credit and extended its maturity date to July 2003 and continues to manage its expenses. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or its classifications of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation. The consolidated financial statements include the accounts of On-Point and all majority owned subsidiaries after elimination of significant inter-company balances and transactions.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less and which are readily convertible into cash.

Accounts Receivable. Accounts receivable consists of amounts due to On-Point from its normal business activities. On-Point maintains an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on collection history.

Inventories. Inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Inventories are stated at the lower of cost, on a first-in, first-out basis or market.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method, over estimated useful lives of 2 to 10 years. Maintenance and repairs are expensed as incurred.

Leases. Property held under lease agreements are stated at cost. Depreciation is provided using the straight-line method, over estimated useful lives of 2 - 5 years.

Revenue Recognition. Under provision of SFAS No. 131, On-Point has three reportable business segments: Products, Financing and Service. Segment information is included as Note 3. Revenue recognition for each segment is as follows:

     PRODUCTS

     Revenues from terminal sales are recognized upon shipment, except where contract terms require On-Point to provide installation prior to acceptance, in which cases revenue is recognized when the product is installed. Revenues from sales-type leases are recognized at the present value of the future minimum payments and are recorded as product sales.

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

     SERVICE

     On-Point employs a field service department to service ITR terminals sold or leased to customers. Most service agreements provide for a preventive maintenance visit at regular intervals (e.g. every 60 to 120 days), covers all labor costs, costs to repair and replace parts, and provides for emergency visits if the terminal is non-operational. Income is recognized monthly, ratably over the lease term, for all ITR sales. When a terminal is leased to a customer, the service fee is separately identified in the lease agreement or included as a component of a single lease payment. If service is included as a component of a single lease payment, a service fee is estimated and classified as deferred executory costs. All service revenue is recognized ratably over the service agreement. On-Point provides for the estimated amount of future losses on any service contract.

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

Research and Development. General research and development costs are expensed as incurred.

Significant Customers and Concentration of Credit. Revenues from the state lotteries of Virginia, Illinois, New York and Missouri individually accounted for 20%, 29%, 12% and 11% respectively, of total revenue in 1999. Revenues from the state lotteries of Virginia, Illinois and Washington individually totaled 23%, 23% and 12% , respectively of total revenue in 1998. These customers accounted for 29% and 18% of On-Point's receivables at December 31, 1999 and 1998. No DCR customers accounted for 10% or more of revenues in either 1999 or 1998. Foreign sales amounted to approximately $2 million in 1999 (15% of total revenues), substantially all of which was for shipments to the French Lottery, and $800 thousand in 1998 (5% of total revenues), of which $622 thousand was for Hong Kong.

Income Taxes. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. If it is more likely than not that some portion or all of a deferred income tax asset will not be realized, a valuation allowance is recognized.

Per Share Information. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" establishing standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed using the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed using the weighted average shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.

Options to purchase 2,200,530 and 2,083,835 shares of On-Point's Common Stock and warrants to purchase 1,580,000 and 2,911,958 shares of On-Point's Common Stock were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted EPS because On-Point incurred a net loss in 1999 and 1998.

Fair Value of Financial Instruments. The following disclosure of estimated fair value was determined by available market information and appropriate valuation methodologies; however, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts.

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and deferred income carrying cost reasonably approximates their fair value because of the short maturities of these investments.

On-Point believes that the carrying amount of its outstanding debt at December 31, 1999 and 1998 is a reasonable estimate of its fair value based on a review of borrowing rates available to On-Point at December 31, 1999 and 1998 for loans with similar terms and average maturities.

Impairment of Long-Lived Assets. On-Point periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write down is recorded to reduce the asset to its estimated fair value.

Predevelopment Contract Costs. Costs related to modifications of existing products for a specific contract are capitalized and amortized over the life of the contract as revenues are recognized.

Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. This Statement is effective for fiscal years beginning after December 15, 1997. On-Point does not have any items of other comprehensive income. As such, the implementation of SFAS 130 will not have an impact on the financial statements.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value of these derivatives ("hedge accounting") depends on the intended use and designation. An entity that elects to apply hedge accounting is required to establish at the inception of its hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspects of the hedge. These methods must be consistent with the entity's approach to managing risk. On-Point has not yet evaluated the effect of adopting SFAS 133.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. This includes the use of standard costs for product sales; establishment of reserves for inventory obsolescence and reserves for bad debts. Actual results could differ from those estimates.

Reclassifications. Certain balances in the 1998 financial statements have been reclassified to conform to 1999 reporting.

2. SEGMENT INFORMATION

On-Point has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way On-Point reports information about its operating segments. On-Point has three reportable segments: product sales, financing and service. The product segment includes all products sold by On-Point, including ITR and DCR vending machines via product sales and sales-type lease agreements. The financing segment includes revenues and expenses associated with (1) financing the sale of units via sales-type leases and (2) operating leases. The service segment includes revenues and expenses associated with its service and warranty contracts.

On-Point evaluates performance for each segment based on gross profits.

($000)                                                                                          Non-Allocated
                                                   Products       Financing        Service                       Total
1999
OPERATING DATA:
Revenues                                            $6,889         $2,240          $4,352                          $13,481
Gross profit                                         1,102            666             569                            2,337

Income (loss) from operations                         (405)          (188)            405                             (188)

BALANCE SHEET DATA  (AT END OF PERIOD):

Assets (allocated by segment)                         5,673           8,227          1,187          2,06       17,155

CASH FLOW INFORMATION:

Depreciation and amortization                          $338          $1,574            $10                      $1,921
Capital expenditures                                   $445                                                       $445

1998
OPERATING DATA:
Revenues                                             $5,870          $3,823         $5,075                     $14,768
Gross profit                                          2,177           2,252            295                       4,724
Income (loss) from operations                          (78)           (160)            108                       (130)

BALANCE SHEET DATA  (AT END OF PERIOD):
Assets (allocated by segment)                        $4,883          $9,766         $1,076          $619       $16,344
CASH FLOW INFORMATION:
Depreciation and amortization                          $342          $1,571            $87                      $2,000
Capital expenditures                                   $283                                                       $283


Total assets for the segments excludes cash, other current assets and other assets, as such assets are not specifically identifiable to a particular segment. Selling, general and administrative expense, excluding specifically identified amounts, has been allocated based on the percentage of the total assets of the respective segment divided by the total assets of all segments.

3. OTHER FINANCIAL DATA.

Details concerning certain balance sheet accounts and operating income detail as of December 31, 1999 and 1998 follows (in thousands):

                                                                           1999                1998
Accounts receivable:
     Trade accounts receivable                                            $  993              $2,896
     Less allowance for doubtful accounts                                   (110)               (152)
                                                                          ------              ------
     Total                                                                $  883              $2,744
                                                                          ======              ======
Inventories:
     Materials                                                            $3,301              $2,843
     Work in process                                                         738                 274
     Finished goods                                                        2,926                 619
     Reserve for obsolescence                                               (640)               (593)
                                                                          ------              ------
     Total                                                                $6,325              $3,143
                                                                          ======              ======
Property, plant and equipment:
     Computers and equipment                                              $1,418              $1,236
     Furniture and fixtures                                                  331                 325
     Tooling                                                                 392                 248
     Building and improvements                                                76                  51
                                                                          ------              ------
                                                                          $2,217               1,860
     Less accumulated depreciation                                        (1,652)             (1,438)
                                                                          ------              ------
     Total                                                                  $565                $422
                                                                          ======              ======
Other assets:
     Patents                                                                $852                $715
     Deposits                                                                 99                 134
     Predevelopment contract costs                                           992
     Other, net of reserves of $475 in 1999 and $867  in 1998                625                 425
                                                                          ------              ------
                                                                           2,568               1,274
     Less accumulated amortization                                          (856)               (679)
                                                                          ------              ------
     Total                                                                $1,712                $595
                                                                          ======              ======

4. DEBT Debt consists of the following as of December 31, 1999 and 1998 (in thousands):

                                                      1999                 1998
Revolving line of credit                            $4,730                $3,872
Notes payable                                        1,000                   104
                                                    ------                ------
Total debt                                          $5,730                $3,976
 Less current portion                                1,000                   104
                                                    ------                ------
 Long Term Debt                                     $4,730                $3,872
                                                    ======                ======


On-Point entered into a loan and security agreement on May 5, 1997, which provided for a revolving credit line of up to $3,000,000, which was amended on July 7, 1998 to increase the borrowing limit to $5,000,000 and further amended on July 2, 1999, to increase the revolving credit line to $6,000,000. In April 2000, the loan was amended to provide for a three year extension and an increase in the borrowing limit to $10,000,000. The line bears interest at the prime rate which was 8.5% at December 31,1999 plus 2% over prime. The rate is reduced by
 .5% annually if On-Point meets certain performance benchmarks. The loan matures on July 31, 2003 and is secured by virtually all of On-Point's assets.. As of December 31, 1999 the line requires On-Point to maintain a minimum of $5.5 million of equity, as defined. On-Point was in compliance with this debt covenant at December 31, 1999. The available borrowings under the revolving credit line are subject to a number of restrictions, which are primarily related to percentages of various assets of On-Point and multiples of monthly cash flows. As of December 31, 1999, On-Point had available approximately $4.8 million under the credit line of which approximately $4.7 million had been borrowed.

Notes payable at December 31, 1999 consists of a note payable to GTECH Corporation in the amount of $1 million which bears interest at prime plus 3% due August 15, 2000. As of December 31, 1998, notes payable consisted of a note to a financial institution in the amount of $104 thousand that was fully paid during 1999. Subsequent to December 31, 1999, On-Point received another $.5 million from GTECH under the same terms as the original note. On-Point also received $.8 million from Galt Asset Management in March 2000 pursuant to a note that bears interest at 10% per annum and matures in September 2000. On-Point is pursuing a private equity placement in which it would receive another $1 million and convert the existing debt from Galt into the private placement.

Future principal payments on debt as of December 31, 1999, are as follows (in thousands):

      Year ending December 31,
            2000                      $1,000
            2001                           0
            2002                           0
            2003                       4,730


5. OPERATING LEASES

On-Point leases certain of its vending terminals to customers under agreements accounted for as operating leases. The net investment in vending terminals held under operating leases at December 31, 1999 and 1998 consisted of approximately $727 thousand and $4.9 million, respectively, less accumulated depreciation of approximately $452 thousand and $3.1 million at December 31, 1999 and 1998, respectively.

Approximate future minimum lease payments receivable by On-Point under operating leases as of December 31, 1999, are as follows (in thousands):

      Year ending December 31,
            2000                         $ 449
            2001                           229



Current operating leases may be extended in one-year increments, upon expiration of current leases. On-Point believes that the net book value is fully recoverable through future lease receipts and the underlying value of the assets as of December 31, 1999 and 1998.

6. SALES-TYPE LEASES On-Point leases certain of its vending terminals under agreements accounted for as sales-type leases. Included in product sales are approximately $2.3 million and $1.9 million of revenues related to sales-type leases for the years ended December 31, 1999 and 1998, respectively. These non-cancelable leases expire over the next one to three years.

The following lists the components of the net investment in sales-type leases as of December 31, 1999 and 1998 (in thousands):

                                                                  1999               1998


      Net minimum lease payments receivable                      $ 3,077              $3,118
      Estimated unguaranteed residual value                        1,251               1,278
      Less unearned interest income                                 (307)               (314)
                                                                 -------             -------

      Net investment in sales type leases                        $ 4,021             $ 4,082
                                                                 =======             =======

Sales type leases consist of:
     Net investment in sales type leases - short term            $ 1,619              $1,359
     Net investment in sales type leases - long term               2,402               2,723
                                                                 -------             -------
     Net investment in sales type leases, as above               $ 4,021             $ 4,082
                                                                 =======             =======


The minimum lease payments are recorded net of future estimated service and warranty costs of $ 930 thousand in 1999 and $828 thousand in 1998, which are deferred and recorded as income on a monthly basis over the term of the agreement. Future minimum lease payments, excluding service payments, due from customers under sales-type leases as of December 31, 1999, are as follows (in thousands):

      Year ending December 31,
            2000                                              $ 1,769
            2001                                                  857
            2002                                                  451
                                                              -------
                                                               $3,077
                                                              =======


     The amortization of unearned income for sales-type leases amounted to approximately $323 thousand and $330 thousand for the years ended December 31, 1999 and 1998, respectively.

7. PROPERTY UNDER LEASE AGREEMENT WITH SOLUTIONEERING

As part of its effort to increase its presence in the DCR marketplace in 1997, On-Point entered into an agreement with Solutioneering, Inc. ("Solutioneering") to provide up to an additional 2000 DCR terminals under long-term lease arrangements. Under the arrangement, On-Point would be Solutioneering's exclusive DCR provider. Although On-Point realized Solutioneering was undercapitalized, On-Point believed the deployment of the DCR terminals to retail locations under relatively long-term lease agreements would create adequate underlying value to support repayment of On-Point's leases should Solutioneering fail to pay. While Solutioneering defaulted on its obligations in 1998, On-Point did not foreclose on the equipment leased to Solutioneering primarily because management believed the underlying value of Solutioneering's leased locations could be sold in one package for an amount in excess of the total obligations owed by Solutioneering. On-Point also believes that it will recover the assests and that the fair value of On-Point's leased assets held by Solutioneering exceeded the carrying amount of the leased assets as of December 31, 1999 and 1998. When Solutioneering was unwilling to accept terms offered by a prospective buyer in early 1999, On-Point subsequently filed suit to collect the amounts due.

In 1997 and 1998, On-Point shipped a total of 2033 DCR terminals to Solutioneering. Of the terminals shipped in 1997 and 1998, 1198 were refurbished machines that had been previously returned to On-Point from another DCR customer, Fone America.

The vending machines leased to Solutioneering have been classified as "Property under lease agreement with Solutioneering" as the property is non-performing and unavailable for lease. This property is being depreciated over a five-year estimated useful life. The depreciation expense is classified as cost of sales, consistent with other operating leases. On-Point is in the process of attempting to recover its equipment.

The activity in the Property under Lease agreements with Solutioneering is summarized as follows (in thousands):

                                                      1999                1998
Cost Balance - beginning of year                    $ 4,136             $ 2,644
Additions:
     DCR's returned from Fone America                                        23
     Manufactured and other                                               1,469
                                                    -------             -------

Cost Balance - end of year                            4,136               4,136
Less: accumulated depreciation                       (1,623)               (881)
                                                    -------             -------
Net Balance - end of year                           $ 2,513             $ 3,255
                                                    =======             =======


Fone America returned 1,266 DCR terminals during 1997 and 1998 under an agreement with On-Point to partially satisfy their outstanding receivable balance. The Fone America net receivable balance was $2.4 million at December 31, 1996, which consisted of the net unamortized balance of net investment in sales type leases for prior years' sales to Fone America, less reserves for refurbishment costs and bad debt

A bad debt reserve was established as of December 31, 1997 of $284 thousand. As Fone America returned terminals, On-Point reduced the Fone America receivable balance with an estimated cost basis per terminal. This estimated cost basis represented the lower of cost or fair value of the returned terminals. The resulting cost basis ranged from $1,340 for a 2-bin terminal to $2,386 for a 4-bin terminal. The balance of $206 thousand, after all machines were returned, was charged to bad debts in 1998. During 1999, $184 thousand of amounts charged to bad debts in 1998 were reversed.


8. INCOME TAXES Following is a reconciliation of the income tax benefit expected (based on the statutory federal income tax rate) to the actual income tax provision recorded (in thousands):

                                                                          1999             1998

Tax expense (benefit) computed at the statutory federal rate
     rate of 34%                                                         $(245)            $(131)
State income tax expense, net of federal income tax effect                  (0)               20
Expenses not deductible for income tax purposes                              8                (6)
Change in valuation allowances for deferred income tax assets              237               137
                                                                         -----             -----
Provision for income taxes - current                                     $   0             $  20
                                                                         =====             =====

The components of the income tax expense for the year ended December 31, 1999 and 1998 consists of the following


                                                           1999            1998
Current:
     Federal                                                                 $--
     State                                                  $ 0               20
                                                            ---              ---
                                                                              20
Deferred:
     Federal                                                 --               --
     State                                                   --               --
                                                            ---              ---
                                                             --               --
                                                            ---              ---
Provision for income taxes - current                        $ 0              $20
                                                            ===              ===




Deferred income tax assets and the related valuation allowance as of December 31, 1999 and 1998, result from the following temporary differences:

                                              1999               1998
Net operating loss carryforwards            $ 5,503             $ 5,475
Inventory and other reserves                  1,076                 868
Valuation allowance                          (6,579)             (6,343)
                                            -------             -------
Net deferred income tax assets              $    --             $    --
                                            =======             =======

Due to significant losses for income tax reporting purposes prior to 1999 as well as the other issues currently being addressed by On-Point, management has concluded that it is more likely than not that the deferred tax assets will not be realized and that a valuation allowance is needed to reduce the carrying value of deferred income tax assets to zero.

At December 31, 1999, On-Point has $15.4 million of operating loss available to offset future federal taxable income, which expire during the years 2011 through 2018.

9. SHAREHOLDERS' EQUITY

Private Placement   On-Point completed an equity financing and a debt financing in 1997. The equity financing, which was subsequently registered with the SEC, was a private placement of $800 thousand of equity Units. The Units consisted of one share of Common stock of On-Point per $0.75 of equity investment, one-half Class A Warrant per $1.00 of equity investment and one Class B Warrant per $1.00 of equity investment. Each Class A Warrant was exercisable to purchase one share of Common Stock at a price of $1.25 per share for a period of one year while each Class B Warrant was exercisable to purchase one share of Common Stock at a price of $2.00 per share expiring March 18, 1999.

Preferred Stock   On-Point is authorized to issue up to two million shares of preferred stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock Warrants Exercised   In 1998, various warrants were exercised to purchase
On-Point's Common Stock for total proceeds of $911 thousand. Warrants from the private placement, discussed above, were exercised in 1998 to purchase 540,986 shares of On-Point's Common Stock at $1.25 per share. Other warrants were exercised in 1998 to purchase 25,000, 37,500 and 65,000 shares of On-Point's Common Stock at $1.24, $1.25 and $.69 per share, respectively. In 1999, warrants from the private placement were exercised to purchase 60,000 shares of On-Point's common stock at a price of $2 per share.

Stock Option Plans   On-Point has two employee stock option plans whereby
options to purchase 1,972,500 shares of On-Point's common stock may be granted to certain executives and employees, and an option plan for directors under which options for 525,000 shares of On-Point's common stock may be issued to directors of On-Point. Information regarding these option plans, including options outstanding for non-employees of 295,000 and 424,000 shares as of December 31, 1999 and 1998, respectively, follows:


                                                                     1999                                      1998
                                                                                    Weighted                                Weighted
                                                                                    Average                                 Average
                                                                                    Exercise                                Exercise
                                                              Shares                 Price             Shares                 Price
Outstanding at January 1                                    2,083,835             $   1.61           1,280,380             $   1.44
     Granted                                                  543,500             $   1.73             882,000             $   1.88
     Exercised                                               (111,575)            $   1.04              (5,085)            $   0.90
     Expired                                                       --                --                (50,000)            $   2.00
     Forfeited                                               (315,230)            $  (1.95)            (23,460)            $   2.21
                                                            ---------             --------           ---------             --------
Outstanding at December 31                                  2,200,530             $   1.63           2,083,835             $   1.61
                                                            =========             ========           =========             ========

Options exercisable at year end                             1,560,530             $   1.15           1,095,376             $   1.47
Weighted average fair value per share of options
granted during the year                                                           $   0.97                                 $   0.76

The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                                   Options Outstanding                            Options Exercisable
                    ----------------------------------------------------   --------------------------------
                        Number         Weighted Ave         Weighted-          Number          Weighted-
      Range of      Outstanding at      Remaining            Average       Outstanding at       Average
  Exercise Prices      12/31/99      Contractual Life    Exercise Price       12/31/99       Exercise Price
  ---------------      --------      ----------------    --------------       --------       --------------
   $0.80 - 1.00            937,395         3.59                   $0.81           913,395             $0.80
    1.41 - 1.81            680,000         4.33                   $1.53           558,000             $1.53
    1.97 - 2.09            383,135         2.78                   $2.02            46,635             $2.03
    2.25 - 2.88            100,000         2.36                   $2.67            42,500             $2.50
       7.45                100,000         4.75                   $7.45
                    --------------   ----------------   ----------------   ---------------   ---------------
    $0.80 - 7.45         2,200,530         3.67                   $1.63         1,560,530             $1.15
                    ==============   ================   ================   ===============   ===============

On-Point has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for employee stock options. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation for On-Point's three stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, On-Point's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                1999                            1998
                                -----                           ----
                        Net           Per Share         Net          Per Share
                       Loss       Basic    Diluted     Loss       Basic    Diluted
                       ----       -----    -------     ----       -----    -------
        As Reported   $ (721)   $ (0.07)   $ (0.07)   $ (404)   $ (0.04)   $ (0.04)
                      =======   ========   ========   =======   ========   ========

        Pro Forma     $ (877)   $ (0.09)   $ (0.09)   $ (484)   $ (0.05)   $ (0.05)
                      =======   ========   ========   =======   ========   ========

In 1999 the fair value of options granted to employees is estimated as approximately $0.97 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 72%; risk free interest rate of 5.80%; and expected lives of 4.84 years. In 1998 the fair value of options granted to employees is estimated as approximately $0.71 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 51%; risk free interest rate of 4.68%; and expected lives of 4.65 years.

In July 1999, two advisory board members of On-Point each received three-year options to purchase 20,000 shares and 10,000 shares, respectively, of On-Point's common stock at $1.97 per share. These options vest in July 2000 and October 1999, respectively. The fair value of the options at the date of grant totaled $27,000; $8 thousand of which was expensed to selling, general and administrative expense in 1999 and the remainder will be expensed over the expected term of the respective advisory director.

In October 1998, Robert Burr, a former Chairman of the Board, President and CEO of On-Point, received a three-year option to purchase 50,000 shares of On-Point's Common Stock at $2.00 per share pursuant to his consulting agreement with On-Point. The option vests on March 31, 2001, or earlier, if certain conditions are met. The fair value of the option at December 31, 1999 totaled $64 thousand, of which $2 thousand and $21 thousand were expensed to selling, general and administrative expense during the years ended December 31, 1998 and 1999, respectively. The remainder will be expensed over 22 months.

In September 1998, a consultant received an option to purchase 5,000 shares of On-Point's Common Stock at $1.66 per share pursuant to a consulting agreement entered into with On-Point. The option vests over 2 1/2 years. The fair value of the option at December 31, 1999 totaled $8 thousand; of which $1 thousand and $2 thousand were expensed to selling, general and administrative expense during the years ended December 31, 1998 and 1999. The remainder will be expensed to selling, general and administrative expense over the remaining 14-month term of the consulting agreement.

In May 1998, two individuals, one of whom is an officer of On-Point, each received an option to purchase 50,000 shares of On-Point's Common Stock at $2.09 per share pursuant to their assignment of certain intellectual property to On-Point. The options vest the earlier of April 1, 2001, or upon the satisfaction of certain performance conditions. No expense was recorded as the fair value of the options granted was in exchange for intellectual property.

In April 1998, an advisory board member of On-Point received a three-year option to purchase 10,000 shares of On-Point's Common Stock at $2.88 per share pursuant to his appointment as an Advisory Director. Subsequent to his appointment, the advisory director resigned and the options were terminated. Prior to the termination of the options, $7 thousand was expensed to selling, general and administrative expense during the year ended December 31, 1998 representing that portion of the fair value of the options prior to termination.

In March 1998, Vanguard Strategies, Inc. (VSI)and Mr. Robert L. Burr, a former chairman and chief executive officer of On-Point, were each granted five-year stock options for 50,000 shares of On-Point's Common Stock at $2.88 per share pursuant to an agreement to terminate their respective rights in On-Point's international operations. The options would have vested at the earlier of June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000; however, the options were terminated effective January 1, 1999. Prior to the termination of the options, $18 thousand was expensed to selling, general and administrative expense during the year ended December 31, 1998 representing that portion of the fair value of the options prior to termination.

In January 1998, a consultant received an option to purchase 10,000 shares of On-Point's Common Stock at $2.09 per share pursuant to a consulting agreement. The option vests over two years. The fair value of the options at December 31, 1999 totaled $9 thousand, of which $4 thousand and $5 thousand were expensed to selling, general and administrative expense in 1998 and 1999, respectively.

Stock Warrants

In July 1998, Coast Business Credit received a warrant to purchase 10,000 shares of On-Point's Common Stock at $1.63 per share pursuant to a financing agreement entered into with On-Point. The warrant has a two-year term and became exercisable in July 1998. The fair value of the warrant totaled $5 thousand at the date of grant of which $1 thousand and $2 thousand were expensed to selling, general and administrative expense during 1998 and 1999, respectively. The remaining balance will be expensed over 6 months.

In May 1997, Coast Business Credit and a consultant received warrants to purchase 50,000 shares and 45,000 shares, respectively, of On-Point's common stock at $2.00 per share and $2.52 per share, respectively, in consideration for the debt financing. The warrants each have a three-year term and became exercisable in May 1997. The fair value of the warrants totaled $79 thousand, which is being expensed over 36 months. On-Point expensed $26 thousand to financing costs in both 1998 and 1999.

In January 1997, the Chairman and Chief Executive Officer of the Company received a warrant to purchase 500,000 shares of the Company's Common Stock at $.63 per share in connection with his personal guaranty and indemnity of a $2 million performance bond for the Company. The warrant has a five-year term and became exercisable in January 1997. The fair value of the warrant totaled $178 thousand at the date of grant; $59 thousand of which was expensed to selling, general and administrative expense in each of the years ended December 31, 1999 and 1998.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments On-Point leases facilities under operating leases expiring at various dates through January 2009. Rent expense for such facilities totaled $272 thousand and $244 thousand for the years ended December 31, 1999 and 1998, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 1999 are as follows (in thousands):

        2000                                                    $  244
        2001                                                       245
        2002                                                       238
        2003                                                       211
        2004                                                       211
        Thereafter                                                 861
                                                                ======
                                                                $2,010


Customer Dispute Since 1994, On-Point had sought reimbursement from the California State Lottery ("CSL") for the supply and installation of out-of-warranty spare parts and related sales tax pursuant to its service contract. The claim was estimated at more than $1.9 million. The CSL had refused to honor the claim and had responded with a claim of $1.7 million in liquidated damages for On-Point's alleged delay in responding to service calls in 1994 and 1995. Further, the CSL withheld payment of more that $300 thousand in outstanding invoices for products and services from On-Point. No amounts related to this receivable were recorded in the accompanying financial statements as of December 31, 1997. During 1998, On-Point amicably resolved the dispute and received a payment of approximately $350,000 from the CSL.

Legal Proceedings On-Point is a party to legal proceedings in the ordinary course of its business, the most significant of which are described below.

On April 21, 2000, an action was filed against On-Point in U.S. District Court, Southern District of Ohio, by On-Point's principal competitor, Interlott Technologies, Inc. (ILI) alleging that On-Point breached a settlement agreement and mutual release dated May 30, 1991 with ILI in that On-Point was using elements of ILI's technology in On-Point's new PlayPoint technology. Management believes that ILI's suit is without merit, and On-Point is in the process of preparing a response to the matter.

On April 20, 2000, a shareholder class action was filed against On-Point and its chief executive officer, in U.S. District Court, Southern District of California. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that On-Point violated federal securities laws by the dissemination of materially false and misleading financial statements. On-Point has been informed that a similar action was also filed but has not been served with any additional actions at this time. On-Point intends to vigorously defend against these claims and is in the process of preparing a response to the action filed.

On January 14, 2000, an action was filed against On-Point and its directors on behalf of a stockholder in Superior Court of California, County of San Diego. The action alleges that the consideration to be paid by GTECH Corporation for all of On-Point's stock pursuant to an agreement entered into by On-Point and GTECH in January 2000 was inadequate and that the directors breached their fiduciary duties relating to the proposed sale of On-Point to GTECH. On-Point will seek dismissal of this action since GTECH has provided notice of termination of the agreement upon which the action was based.

On January 11, 1999, On-Point filed an action against Solutioneering, Inc. in Superior Court of California, County of San Diego. A first amended complaint of said action was filed on February 9, 1999. The action arises from the lease to Solutioneering of a total of 2,193 prepaid phone card vending terminals (2,033 of which were shipped in 1997 - 1998) under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, On-Point asserts that Solutioneering has breached the Agreement and has claimed damages of approximately $9 million. Solutioneering subsequently sought bankruptcy protection in 1999. On-Point is now pursuing its claim to the leased machines through the bankruptcy court. The financing lender to Solutioneering has raised a claim that it has a priority security interest ahead of On-Point to the leased machines based on their allegation that On-Point sold the machines to Solutioneering rather than leased the machines. We believe the arrangement with Solutioneering was clearly a lease and that the financing lender's claim to be without merit. On-Point's net balance sheet carrying value of the Solutioneering leased machines at December 31, 1999 was approximately $2.5 million. Management expects to recover the assets and believes the underlying value of On-Point's equipment at Solutioneering exceeds the carrying value on On-Point's books.

On January 23, 1996, ILI filed an action against On-Point in the Common Pleas Court of Hamilton County, Ohio arising from an agreement in principle between ILI and On-Point, which was signed on March 23, 1995 regarding a proposed merger transaction. In the action, ILI contended that, under the agreement in principle, On-Point was responsible to pay ILI's reasonable fees and expenses in connection with the proposed merger because the transaction did not proceed due to On-Point's actions. In addition, ILI contended that another provision of the agreement in principle obligated On-Point to pay a "break-up fee" in the event On-Point entered into a "binding commitment to engage in a recapitalization, debt issuance or working capital financing other than in the ordinary course of business within one year of the public announcement of such abandonment or termination of the proposed merger transaction." In the action, ILI sought reimbursement of alleged fees and expenses of $240 thousand, payment of a break-up fee in the amount of $989 thousand and reasonable attorney's fees. On-Point removed ILI's action to the United States District Court for the Southern District of Ohio on February 26, 1996. On March 4, 1996 On-Point filed an answer denying all liability to ILI. On-Point also asserted a counterclaim against ILI seeking a declaratory judgment that the break-up fee had not been triggered under the terms of the agreement in principle, seeking to recover On-Point's own costs and expenses in connection with the proposed merger agreement and seeking compensatory damages from ILI for unfair competition and tortuous interference with business relations. The parties reached a full and complete settlement of the action on March 4, 1999 by the payment of On-Point of approximately $600,000, which was accrued over the three years prior to December 31, 1998. No liability was admitted by either party pursuant to the settlement and the settlement had no material adverse effect on On-Point's results of operations.

Executive Compensation Agreement On-Point has an employment agreement with On-Point's Chief Executive Officer (the "CEO") for a three-year term commencing January 9, 1996, which automatically extends annually an additional year unless notice has otherwise been given by On-Point. As of December 31, 1999, the term expires on December 2001. While On-

Point is committed under the agreement to provide for an annual base salary of at least $300 thousand, plus a bonus equal to 5% of the first million of On-Point's pre-tax income and 7% thereafter, only $138 thousand and $177 thousand was paid to Mr. Sandvick in salary in 1999 and 1998, respectively, and no bonuses were paid to Mr. Sandvick in either year. Mr. Sandvick waived all accrued bonuses and unpaid wages effective December 31, 1999. The amount of accrued wages waived amounted to $169 thousand.

The employment agreement with the CEO also provides for severance upon termination by On-Point without cause or termination by the CEO for "good reason," as defined, in the amount equal to the base salary the CEO would have earned during the 36 month period commencing on the date of termination plus three times the CEO's average annual bonus received over the prior three fiscal years. The CEO would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36-month period. Further, all shares underlying outstanding stock options granted to the CEO would become fully exercisable for a period of 18 months after termination.

11. RELATED PARTY TRANSACTIONS

In January 1997, VSI was granted an additional warrant to purchase 250,000 shares of On-Point's common stock at a price of $.72 pursuant to the extension of a loan with U.S. Mortgage Bankers Corp.(USMBC), a company wholly-owned by a director of On-Point and relative of On-Point's chief executive officer, pursuant to an agreement entered into between VSI and On-Point prior any relation between On-Point and VSI, On-Point's chief executive officer or USMBC. The warrant has a five-year term and became exercisable in January 1997. The fair value of this warrant totaled $102 thousand at the date of grant, which was expensed during the year ended December 31, 1997.

In connection with the engagement of VSI to raise capital for On-Point and pursue other business restructuring alternatives and the continuing arrangements with Mr. Burr, VSI and Mr. Burr were provided an option to purchase 80% (40% each) of a subsidiary to be formed to carry on On-Point's international operations. The option was provided to VSI and Mr. Burr as an incentive for them to aggressively pursue international sales. However, on March 19, 1998 On-Point and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement and for future consulting service, VSI and Mr. Burr were each granted options to purchase 50,000 shares of On-Point's common stock at $2.88 per share, the closing market price of On-Point's common stock on such date. The options would have expired on December 31, 2002 and vest at the earlier on June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000; however, the options were terminated effective January 1, 1999 (see Note 10).

12. RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS (UNAUDITED)

As previously reported in the Company's 1998 Annual Report included in Form 10-KSB/A filed on March 30, 2000, On-Point determined that long-term leases of vending machines to Solutioneering, Inc. should have been recorded as operating leases, rather than as sales type leases. In 1997, On-Point and Solutioneering entered into a long-term lease arrangement pursuant to which On-Point furnished Solutioneering with 2,033 vending machines during 1997 and 1998, including 1,198 refurbished machines that had been previously returned to On-Point from another DCR customer, Fone America. On-Point's management has concluded that based on the financial condition of Solutioneering at the inception of the lease, the lease should have been accounted for as an operating lease, as the collectibility of the lease payments was not reasonably predictable.

Revenues previously recorded as sales-type transactions of $1.9 million in 1998 and $3.5 million in 1997, have been reversed, the leased equipment has been capitalized, depreciation is being taken over the estimated useful life of the assets, and operating lease revenue has been recorded only to the extent of cash receipts from Solutioneering of $205 thousand in 1997. The net impact of all adjustments to Solutioneering was a decrease in net income of $741 thousand in 1999 and $2.1 million in 1998. On-Point's net balance sheet carrying value of the Solutioneering leased machines at December 31, 1999 is approximately $2.5 million. The leased vending machines have been separately classified as "Property under lease agreement with Solutioneering" as a non-current asset, since the assets are non-performing and are not available for sale or lease. See also Note 7.

In addition, On-Point has reclassified $855 thousand in 1998 from cost of sales to selling, general and administrative expense for amounts representing bad debt expenses. Interest income, attributable to sales-type lease financing of $330 thousand in 1998 was also reclassified from other (income) expenses to revenues.

Additionally, On-Point has applied the provisions of SFAS 123, "Accounting for Stock Based Compensation" to options and warrants granted to the Chief Executive Officer and to Vanguard Securities, a company wholly owned by him, as transactions not related to normal employee duties and to options and warrants granted for services to other outside parties in fiscal years 1996 through 1999. The additional expense in 1999 and 1998 was $100 thousand and $120 thousand, respectively, of which $50 thousand and $70 thousand, respectively, were attributable to grants to the Chief Executive Officer, including Vanguard Securities (See Note 11 of the Financial Statements).

As a result, the 1999 and 1998 quarterly condensed consolidated financial statements have been restated from amounts previously reported to properly reflect these transactions and reclassifications. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):


                                                                      1999                         1998
                                                                      ----                         ----
                                                          As Previously                 As Previously
                                                            Reported      As Restated     Reported      As Restated
                                                            --------      -----------     --------      -----------
THREE MONTHS ENDED MARCH 31:
----------------------------
Revenues                                                    $  5,294       $  4,975       $  4,278       $  3,776
Cost of sales                                                  3,606          3,634          2,974          2,776
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                   1,688          1,341          1,304          1,000
Operating expenses                                               985          1,010            859            750
-----------------------------------------------------------------------------------------------------------------
Income from operations                                           703            331            445            250
Other income (expense)                                           (29)          (119)           108           (150)
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                       674            212            553            100
Provision for income taxes                                         0              0              0              0
-----------------------------------------------------------------------------------------------------------------
Net income                                                  $    674       $    212       $    553           100
=================================================================================================================

Net income  per share - basic                               $   0.07       $   0.02       $   0.06       $   0.01
Net income  per share - diluted                             $   0.06       $   0.02       $   0.05       $   0.01

MARCH 31:
Current assets:
Cash and cash equivalents                                   $     47       $     47       $      8       $      8
Accounts receivable, net                                       2,333          2,333          2,558          2,558
Inventories                                                    2,811          2,968          2,304          2,304
Net investment in sales-type leases                            1,700          1,700          1,894          1,894
Other current assets                                             173            153            132            132
-----------------------------------------------------------------------------------------------------------------
Total current assets                                           7,064          7,201          6,896          6,896
Plant, property and equipment, net                               449            449            596            596
Net investment in sales-type leases                            9,369          3,181          5,832          1,657
Property under operating leases, net                           1,887          1,726          2,405          2,223
Property under lease agreement with
    Solutioneering, net                                                       3,070                         2,835
Other assets                                                   1,061            538            346            212
-----------------------------------------------------------------------------------------------------------------
Total assets                                                $ 19,830       $ 16,165       $ 16,075       $ 14,419
=================================================================================================================
Liabilities and shareholders' equity:
Accounts payable                                               1,617          1,617          1,005          1,005
Current portion of long-term debt                                 60             60            207            207
Accrued expenses                                               1,564          1,535          1,948          1,919
-----------------------------------------------------------------------------------------------------------------
Total current liabilities                                      3,241          3,212          3,160          3,131
Other liabilities                                                100            100            832            832
Long-term debt                                                 3,686          3,686          1,638          1,638
Shareholders' equity                                          12,803          9,167         10,445          8,818
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $ 19,830       $ 16,165       $ 16,075       $ 14,419
=================================================================================================================

                                                                      1999                          1998
                                                                      ----                          ----
                                                          As Previously                 As Previously
                                                            Reported      As Restated     Reported      As Restated
                                                            --------      -----------     --------      -----------
THREE MONTHS ENDED JUNE 30:
---------------------------
Revenues                                                    $  5,135        $  5,162      $  4,144        $  3,056
Cost of sales                                                  3,770           3,906         2,651           2,024
------------------------------------------------------------------------------------------------------------------
Gross profit                                                   1,365           1,256         1,493           1,032

Operating expenses                                               746             771         1,088           1,118
------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    619             485           405             (86)
Other income (expense)                                           (54)           (144)          138             (93)
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                565             341           543            (179)
Provision for income taxes                                         0               0             0               0
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $    565        $    341      $    543        $   (179)
==================================================================================================================

Net income (loss) per share - basic                         $   0.06        $   0.03      $   0.05        $  (0.02)
Net income (loss) per share - diluted                       $   0.05        $   0.03      $   0.05        $  (0.02)

==================================================================================================================


JUNE 30:
Current assets:
Cash and cash equivalents                                   $    190        $    190      $    269        $    269
Accounts receivable, net                                       4,361           4,311         5,148           5,148
Inventories                                                    2,563           2,770         2,245           2,245
Net investment in sales-type leases                            1,769           1,769         2,103           2,103
Other current assets                                             230             197           134             134
------------------------------------------------------------------------------------------------------------------
Total current assets                                           9,113           9,237         9,899           9,899
Plant, property and equipment, net                               429             429           531             531
Net investment in sales-type leases                            9,440           3,252         5,927             433
Property under operating leases, net                           1,715           1,554         2,256           2,081
Property under lease agreement with                                            2,884
    Solutioneering, net                                                                                      3,455
Other assets                                                   1,360             837           394             260
------------------------------------------------------------------------------------------------------------------
Total assets                                                $ 22,057        $ 18,193      $ 19,007        $ 16,659
==================================================================================================================
Liabilities and shareholders' equity:
Accounts payable                                            $  2,003        $  2,003      $    893        $    893
Current portion of long-term debt                                 30              30           181             181
Accrued expenses                                               1,559           1,530         3,136           3,107
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                      3,592           3,563         4,210           4,181
Other liabilities                                                100             100           899             899
Long-term debt                                                 4,930           4,930         2,635           2,635
Shareholders' equity                                          13,435           9,600        11,263           8,944
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $ 22,057        $ 18,193      $ 19,007        $ 16,659
==================================================================================================================

                                                                      1999                          1998
                                                                      ----                          ----
                                                          As Previously                 As Previously
                                                            Reported      As Restated     Reported      As Restated
                                                            --------      -----------     --------      -----------
THREE MONTHS ENDED SEPTEMBER 30:
--------------------------------
Revenues                                                    $  3,465        $  2,062      $  3,828        $  3,689
Cost of sales                                                  2,691           1,913         2,446           2,463
------------------------------------------------------------------------------------------------------------------
Gross profit                                                     774             149         1,382           1,226
Operating expenses                                               652             725         1,130           1,160
------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    122            (576)          252              66
Other income (expense)                                           (27)           (124)          167            (195)
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                 95            (700)          419            (129)
Provision for income taxes                                         0               0             0               0
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $     95        $   (700)     $    419        $   (129)
==================================================================================================================

Net income (loss) per share - basic                         $   0.01        $  (0.07)     $   0.04        $  (0.01)
Net income (loss) per share - diluted                       $   0.01        $  (0.06)     $   0.04        $  (0.01)

SEPTEMBER 30:
Current assets:
Cash and cash equivalents                                   $    166        $    166      $     92        $     92

Accounts receivable, net                                       4,076           2,541         3,246           3,246
Inventories                                                    4,776           5,931         2,827           2,827
Net investment in sales-type leases                            1,904           1,904         2,711           2,711
Other current assets                                             308             275           126             126
------------------------------------------------------------------------------------------------------------------
Total current assets                                          11,230          10,817         9,002           9,002
Plant, property and equipment, net                               529             529           428             428
Net investment in sales-type leases                            8,905           2,669         6,661             666
Property under operating leases, net                             529             368         2,100           1,932
Property under lease agreement with                                            2,699
    Solutioneering, net                                                                                      3,431
Other assets                                                   1,548           1,025           423             289
------------------------------------------------------------------------------------------------------------------
Total assets                                                $ 22,741        $ 18,107      $ 18,614        $ 15,748
==================================================================================================================
Liabilities and shareholders' equity:
Accounts payable                                            $  2,111        $  2,111      $    710        $    710
Current portion of long-term debt                              5,498           5,498           149             149
Accrued expenses                                               1,542           1,513         2,126           2,097
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                      9,151           9,122         2,985           2,956
Other liabilities                                                 50              50           821             821
Long-term debt                                                                               2,999           2,999
Shareholders' equity                                          13,540           8,935        11,809           8,972
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $ 22,741        $ 18,107      $ 18,614        $ 15,748
==================================================================================================================



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The names, ages and positions of the directors (1), executive officers and key employees of On-Point are as follows:

         Name                         Age     Position
         --------------------         ---     -------------------------------------------------
         Frederick Sandvick            42     Chief Executive Officer and Chairman of the Board
         John H. Olbrich(2)(3)         37     Director
         Richard Mahan(2)(3)           47     Director
         Arthur Lipper III(2)(3)(4)    68     Director
         Samuel W. Stearman            60     Chief Financial Officer, Secretary and Treasurer
         Brian J. Roberts              52     Senior Vice President

         (1) Each director of On-Point holds office until the next annual meeting of shareholders and until a successor has been elected and qualified, or until his earlier resignation or removal.
         (2)   Audit Committee Member.
         (3)   Compensation Committee Member.
         (4)   Appointment effective May 30, 2000

Frederick Sandvick has been the Chief Executive Officer and Chairman of the Board of On-Point since January 1996. Mr. Sandvick is President and the principal stockholder of Vanguard Strategies, Inc., a privately held strategic planning company he founded in 1995. From 1990 to 1995, Mr. Sandvick was Executive Vice President and Chief Financial Officer of Jackpot Enterprises, Inc., a company listed on the NYSE and engaged in the gaming/entertainment industry.

John H. Olbrich has been the owner and President of U.S. Mortgage Bankers Corporation, a residential mortgage brokerage firm since 1991. Mr. Olbrich has been in the real estate mortgage business for approximately 12 years. Mr. Olbrich is Mr. Sandvick's half brother. See "Certain Relationships and Related Transactions", herein.

Richard Mahan has been the chief executive officer and managing partner of Mahan & Nash, a full service management consulting firm, since 1989. Prior to forming Mahan & Nash, Mr. Mahan served a Vice President and Assistant to the Chairman of the Board of Shapell Industries, one of the largest real estate developers in the United States. From 1982 through 1986, Mr. Mahan served as Executive Director of California's "Little Hoover Commission," which develops and presents recommendations to state and local governments on how they can benefit from applying private sector business principles to their organizations. Mr. Mahan did not file a Form 5, Annual Statement of Changes in Beneficial Ownership, for 1999 in connection with a grant of options to purchase 20,000 shares of On-Point Common Stock under the 1994 Stock Option Plan for Directors that vest one year from date of grant. Mr. Mahan has not purchased or sold any shares of On-Point common stock in his capacity as a director, nor does he own any shares of On-Point common stock. He has informed the Company that he overlooked the filing of such Form in connection with the stock options and that he intends to file it by June 1, 2000.

Arthur Lipper III was appointed to the Board of Directors on May 22, 2000, effective May 30, 2000. Mr Lipper is Chairman of British Far East Holdings,
Ltd. and president of Communications Management Associates, privately owned companies which provide and arrange financial and management advisory services. Mr Lipper has been associated with the international financial community since 1954 and currently serves as an officer to: Officer, Director or Advisor. Lion Brothers (world's oldest/largest embroidered emblem manufacturer), Access
Direct systems (Mass market, laser printing lettershop), DKS Technologies (diesel engine performance enhancement), Waterside Productions (multimedia literary agency), Innovest Value Dynametrics (ecological risk evaluation services), Gazelles, Inc. and Master of Business Dynamics program (relevant executive education), Cavion.COM Inc, (Serving the electronic communications and processing needs of credit unions), ArrayComm (intelligent base station antennas), Zi Corporation (ZICA) (enables typing Chinese and other ideographic languages), Electropure (electrodeionization technology and Laserpure water purify measurement), Manhattan Scientifics (MHTX)(technology incubator), Pacific Datavision (management command software), MeterNet Corporation (set top box providing Internet access for tv sets), Magellan University (virtual education delivery system)...Pan America Capital Group (investment banking services) Wired Retail Network (proprietary, interactive, shopping mall consumer information units), Auto Life (engine cleaning equipment). Cargo4less.com (Internet marketed international freight forwarding service matching customer bids and service offerings), AcuMatch LLC ( Internet introduction New Relationships.com for individuals, a program using proprietary algorithm for preference weighting)... Inprint.com (electronic distribution of out of print and short run titles) Woodward Labs (anti-microbial health products)...InPrint.com (exploitation of literary rights & printing on demand)... Deal Management Systems(document and process management).

Samuel W. Stearman has been a certified public accountant with his own consulting practice since 1990. Mr. Stearman also was the chief financial and operating officer of Choice Technologies, Inc., a development stage marketing and software company, from 1996 to 1997.

Brian J. Roberts has been On-Point's Senior Vice President since July 1996. From December 1994 to July 1996, Mr. Roberts was On-Point's Director of Marketing and Business Development. From 1984 to 1994, Mr. Roberts was a Vice President of International Lottery and Totalizator Systems, Inc.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION

The following information relates to compensation of On-Point's Chief Executive Officer for On-Point's fiscal years ended December 31, 1999, 1998 and 1997. No other executive officer of On-Point received total annual salary and bonuses in excess of $100,000 during those fiscal years.

The Compensation Committee did not have a substantial role in setting compensation in 1999, 1998 and 1997 because the Chief Executive Officer was engaged pursuant to an employment agreement, which fixed compensation. The role of the Compensation Committee and its policies will continue to increase as employment agreements expire and compensation packages are negotiated with key executives.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                    Long-Term Compensation Awards
                            ------------------------------------   ---------------------------------------------------
                                                       Other                    Securities   Long-Term        All
     Name and                                          Annual      Restricted   Underlying   Incentive       Other
     Principal                                      Compensation     Stock       Options/       Plan      Compensation
     Position        Year   Salary($)    Bonus($)    ($)(1)(2)      Awards($)    SAR's(#)    Payouts($)       ($)
     --------        ----   ---------    --------    ---------      ---------    --------    ----------       ---

Frederick Sandvick   1999   138,461(4)         0        59,000             0     250,000              0         0
                     1998   176,909(4)         0        70,006             0     290,000(3)           0         0
                     1997   141,000            0       168,012             0     750,000(2)           0         0

(1)  Includes a $7,243 car allowance in 1997 to cover automobile expenses.

(2) Includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond in 1997 and warrants to purchase 700,000 shares of common stock in 1996 and 250,000 shares in 1997 granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein). The calculated fair value of the options and warrants described above included in "Other Annual Compensation" was $59,000 in 1999 d $70,006 in 1998 and $160,769 in 1997.

(3) Includes options to purchase 240,000 shares of common stock granted to Mr. Sandvick and options to purchase 50,000 shares of common stock granted to Vanguard Strategies, Inc (see "Certain Relationships and Related Compensation" herein); the options to purchase 50,000 shares of common stock to Vanguard Strategies, Inc. have been terminated.

(4) While the terms of the employment contract called for an annual salary of $300,000 and $255,000 in 1999 and 1998, respectively, only $138,451 and
     $176,909 were paid to Mr. Sandvick in 1999 and 1998, respectively. Mr. Sandvick waived all accrued pay and bonuses as of December 31, 1999.

EMPLOYMENT AGREEMENTS

Mr. Sandvick serves as Chairman of the Board and Chief Executive Officer of On-Point pursuant to a three-year employment agreement commencing on January 9, 1996. The agreement has been extended for three additional years and will terminate unless further extended or sooner terminated, on December 31, 2001. The term of the agreement is automatically extended annually for an additional year unless notice is given by either party that such party does not wish to extend the agreement term. The agreement provides for an annual base salary of $180,000 through June 30, 1996 with $30,000 annual increases thereafter. The agreement provides for an increase in the annual base salary to at least $300,000 per year if On-Point's pre tax income as defined, for any calendar year equals or exceeds $2 million. Mr. Sandvick is entitled to an annual bonus equal to 5% of the first $10 million of On-Point's pre tax income and 7% of On-Point's pre tax income in excess of $10 million. Pursuant to the agreement, on the commencement of employment Mr. Sandvick was granted a ten-year option to acquire 870,000 shares of On-Point's common stock at a price of $.80 per share, such price representing the greater of (1) the closing price on the date of stock holder approval of the First Amendment to On-Point's 1994 Stock Option Plan or
(2) the average of the closing sales price for the 20 trading days preceding the effective date of the agreement. One-third of the shares subject to the option award became exercisable on January 9, 1996 and one-third of the shares became exercisable over the next two years in equal annual increments. Mr. Sandvick is also entitled to participate in other employee benefit plans and On-Point is obligated to reimburse Mr. Sandvick for, or pay directly, the costs of a personal plan of disability providing for $15,000 per month disability benefits.

The employment agreement with Mr. Sandvick also provides for severance upon termination by On-Point without cause or termination by Mr. Sandvick for "good reason" in the amount equal to the base salary Mr. Sandvick would have earned during the 36 month period commencing on the date of termination plus three times Mr. Sandvick's average annual bonus received over the prior three fiscal years. Mr. Sandvick would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36-month period. Further, all shares underlying outstanding stock options granted to Mr. Sandvick would become fully exercisable for a period of 18 months after termination. Mr. Sandvick shall have "good reason" to terminate his employment if, among other events, (i) On-Point fails to comply with any material provision of the employment agreement; (ii) On-Point gives Mr. Sandvick notice of nonrenewable; or (iii) for any reason within one year following the occurrence of a change in control, as defined. Change in control occurs if (i) any person, excluding existing relationships, becomes the beneficial owner of securities representing 20% or more of the combined voting power of On-Point's then outstanding voting securities; (ii) a change occurs in the majority of the Board of Directors; (iii) the stockholders approve a merger in which at least 51% of On-Point's combined voting power is given to a new entity not in On-Point's control or the effect of such merger is that any person acquires 20% or more of the combined voting power of On-Point. On January 27, 1997, On-Point hired Michael Wright to serve as On-Point's President. Mr. Wright served as President from January 27 to December 25, 1997 during which time Mr. Sandvick's annual salary was reduced by $84,000. Mr. Sandvick also voluntarily reduced his salary in 1998 and 1999.

OPTION GRANTS IN FISCAL 1999

The following table represents certain information regarding stock option grants to each of the Named Executive Officers during the fiscal year ended December 31, 1999.

                                                  Individual Grants
                        -------------------------------------------------------------------------
                          Number of         Percent of Total
                          Securities        Options Granted
                          Underlying        To Employees in    Exercise of Base
Name                    Options Granted       Fiscal Year       Price ($/Share)   Expiration Date
----                    ---------------       -----------       ---------------   ---------------
Frederick Sandvick         250,000                53                1.63              9/08/04

OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

The following table presents certain information regarding stock option exercises during fiscal 1999.

                         Shares
                        Acquired      Value         Number of Securities         Value of Unexercised
                      on Exercise   Realized       Underlying Unexercised      In-the-Money Options/SARS at
         Name             (#)         ($)          Options/SARs at FY-End                FY-End
         ----             ---         ---          ----------------------                ------
                                                 Exercisable   Unexercisable   Exercisable    Unexercisable
                                                 -----------   -------------   -----------    -------------
Frederick Sandvick          0          0           2,810,000         0          $4,645,000          0

(1) Includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond, options to purchase 490,000 shares of common stock pursuant to annual employee grants, and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).

COMPENSATION OF DIRECTORS

         During 1999, 1998 and 1997 each outside director was automatically granted 10,000 shares of On-Point's common stock pursuant to the July 26, 1996 amendment to the 1994 Stock Option Plan for Directors which provided a formula for granting options to outside directors. Mr. Robinson was paid $2,500 in March 1998 for services as a Director during the period July 26, 1996 through August 27 1997 pursuant to the compensation arrangement in effect during that service period.

1993 STOCK OPTION PLAN

On March 1, 1993, On-Point adopted the 1993 Stock Option Plan (the "Plan") under which 472,500 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of On-Point. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of On-Point at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more that 10% of On-Point's voting securities unless the exercise price is a least 110% of the fair market value of the underlying common stock and the option expires on before five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 1999, 312,635 options have been granted under this Plan.

1994 STOCK OPTION PLAN

 On April 21, 1994, On-Point adopted the 1994 Stock Option Plan (the "Plan") under which 525,000 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of On-Point. On January 8, 1996 the plan was amended to increase the shares available for issuance to 1,500,000. Such amendment was approved by the stockholders on July 26, 1996. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of On-Point at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more than 10% of On-Point's voting securities unless the exercise price is at least 110% of the fair market value of the underlying common stock and the option expires on or before five years from the date of grant. The Plan contains an anti-dilution provision five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 1999, 1,500,000 options have been granted under this plan.

1994 STOCK OPTION PLAN FOR DIRECTORS

 On April 21, 1994, On-Point adopted the 1994 Stock Option Plan for Directors (the "Directors' Plan") under which 525,000 shares of common stock may be issued to Directors of On-Point. Options issued under the Directors' Plan are non-qualified stock options. The Board of Directors, excluding outside Directors who are eligible for the Directors' Plan, subject to the provisions of the Directors' Plan, has authority to determine the outside Directors to whom Options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Directors' Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. The Directors' Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 1999, 100,000 options have been granted under this plan.

On July 26, 1996, the Board amended the Directors' Plan to provide for the automatic issuance of options in order to satisfy the requirements of Securities and Exchange Commission Rule 16b-3. The Amendment provided for the automatic issuance of stock options for 10,000 shares to each outside director on July 26, 1996 and as of each June 30 thereafter. Also, each new outside director is automatically granted stock options for 10,0000 shares as of the date of becoming a member of the Board, unless that date falls between April 1 and June 30 of any year. These options become exercisable six months after grant and expire three year after date of grant. The exercise price is equal; to the fair market value at date of grant, but not less than one dollar.

On August 28, 1998 and August 27, 1997, the Board amended the Directors' Plan by modifying the formula for granting option to outside directors by providing for the annual grant of a stock options for 10,000 share in lieu of regular cash compensation of serving as director. These options become exercisable on the date of the next annual meeting of shareholders and have a three year life.

BONUS POLICY

While On-Point has no established policy, other than as provided in the Chief Executive Officer's employment agreement, to award cash or stock bonuses to its officers, it may elect to pay bonuses to reward the performance of its officers. On-Point awarded cash bonuses of approximately $16 thousand and $108 thousand in 1999 and 1998, respectively. No cash bonuses were paid to the Chief Executive Officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2000, the shares of On-Point's Capital Stock beneficially owned by each 5% beneficial owner, by each Director or nominee, by each named executive officer individually, and by all Directors and executive officers as a group:


                                                      Number of Shares    Percentage
                                                        Beneficially          Of
         Name and Address of Beneficial Owner             Owned(1)          Class
         ------------------------------------             --------          -----
         Frederick Sandvick(2)
         108 Ivy Street
         San Diego, CA 92101                              2,850,000         21.3%

         John H. Olbrich(3)
         3256 Loma Vista Drive
         Jamul, CA 91935                                   271,667           2.0%

         Richard Mahan                                        -               -
         4640 Admiralty Way, Suite 216
         Marina Del Ray, CA 90292

         All directors and executive officers as a        3,259,400         24.3%
         group(5 persons)

(1) Unless otherwise indicated, all shares are owned beneficially and of record.

(2) Of the shares of common stock reflected in the table above, 40,000 are registered in Mr. Sandvick's name. The table includes options to purchase 870,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 500,000 shares of common stock in connection with a guarantee of a performance bond and warrants to purchase 950,000 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein). The table also includes options to purchase 240,000 and 250,000 shares of common stock granted to Mr. Sandvick in 1998 and 1999, respectively.

(3) Of the shares of common stock reflected in the table above, 201,667 are registered in Mr. Olbrich's name. The table includes options to purchase 70,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 8, 1996, On-Point entered into an agreement with Vanguard Strategies, Inc. ("VSI"), a private strategic planning company, in which VSI would assist On-Point as its exclusive consultant for at least 120 days in negotiating debt and equity financing and in developing On-Point's strategic plans. Mr. Sandvick is the president and principal stockholder of VSI. In January 1996 VSI assisted On-Point in obtaining a $450,000 loan from U.S. Mortgage Bankers Corp. ("USMBC"). John Olbrich, the president of USMBC, is Mr. Sandvick's half-brother. As compensation for these services, VSI was granted warrants, subject to On-Point receiving financing of at least $1.5 million, to purchase up to 450,000 shares of common stock of On-Point at a price of $0.60 per share exercisable for five years. In July 1996, VSI was granted an additional warrant to purchase 250,000 shares of On-Point's common stock at a price of $0.69 pursuant to the extension of the USMBC promissory note under this agreement. In January 1997, VSI was granted an additional warrant to purchase 250,000 shares of On-Point's common stock at a price of $.72 pursuant to the extension of the USMBC promissory note under this agreement.

In connection with the engagement of VSI (an unaffiliated third party prior to entering into the agreement) to raise capital for On-Point and pursue other business restructuring alternatives and the continuing arrangements with Mr. Burr, VSI and Mr. Burr were provided an option to purchase 80% (40% each) of a subsidiary to be formed to carry on On-Point's international operations. The option was provided to VSI and Mr. Burr as an incentive for them to aggressively pursue international sales. However, on March 19, 1998 On-Point and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement, VSI and Mr. Burr were each granted options to purchase 50,000 shares of On-Point's common stock at $2.88 per share, the closing market price of On-Point's common stock on such date. The options were to expire on December 31, 2002 and vest at the earlier on June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000; however, VSI's options were subsequently terminated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

Exhibit
Numbers   Description of Documents
-------   ------------------------

3.1       Amended and Restated Articles of Incorporation of Registrant(B)

3.1.1     Amended and Restated Articles of Incorporation dated March 1, 1993(D)

3.1.2     Certificate of Amendment to Articles of Incorporation dated August 6,
             1996(H)

3.2       Restated By-Laws of Registrant(C)

3.2.1     Restated By-Laws dated March 1, 1993 and Amendment thereto dated May
             27, 1993(D)

3.3       Certificate of corporate status dated August 3, 1993(D)

4.1       Specimen Stock Certificate(C)

4.2       Form of Representative's Warrant(C)

10.1      Employment Agreement dated July 1, 1991, between Registrant and Robert
             L. Burr, and the January 11 and April 21, 1993, amendments thereto(A)

10.2      Employment Agreement dated July 1, 1991, between Registrant and John
             F. Winchester, and the April 21, 1993, amendment thereto(A)

10.3      ITR Sale and Lease Agreement, dated as of January 12, 1993, between
             Registrant and the State of Missouri(C)

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

10.4      ITR Sales and Service Agreements dated March 21, 1991 between
             Registrant and the Commonwealth of Virginia, as amended (C)

10.4.1    ITR Sales and Service Agreement dated October 1, 1998 between
             Registrant and the Commonwealth Virginia

10.4.2    Amendment No. 1 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia

10.4.3    Amendment No. 2 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia

10.5      ITR Sales Agreement dated August 13, 1992 between Registrant and the
             California State Lottery, as amended(A)

10.5.1    Extension of ITR Sales Agreement between Registrant and the California
             Lottery(C)

10.5.2    ITR Lease machines and Purchase Parts Agreement for the California
             State Lottery dated September 16, 1998 between the Registrant and
             GTECH.

10.6      ITR Sale and Lease Agreement, dated as of April 9, 1993, between
             Registrant and the State of Washington(A)

10.7      Form of Indemnification Agreement between Registrant and its officers and directors(C)

10.8      1993 Stock Option Plan(A)

10.8.1    First Amendment to 1993 Stock Option Plan(C)

10.9      Line of Credit Agreement between Registrant and the Bank of America(A)

10.10     Technology Transfer Agreement, dated as of April 9, 1993, between the
             Registrant and certain of

             its shareholders (confidential treatment requested as to certain portions)(B)

10.11     Agreement to Purchase and Sale of Assets, dated February 9, 1993, between Registrant, CVS and Michael C. Brown (confidential treatment requested as to certain portions)(B)

10.12     Documents relating to purchase of ITR terminals by the Province of
             Ontario(B)

10.13     Stock Option Agreement between Robert L. Burr and the Trust, as amended(C)

10.14     Lease with regard to 9190 Activity Road, San Diego, CA premises(D)

10.15     1993 Stock Option Plan(D)

10.16     1994 Stock Option Plan(E)

10.17     1994 Stock Option Plan for Directors(E)

10.18     Agreement to acquire 50% of LEI Mexico(E)

10.19     Agreement to sell machines to LEI Mexico(E)

10.20     John Robinson Note(F)

10.21     Employment agreement with Frederick Sandvick(G)

10.22     Loan Agreement between Registrant and U.S. Mortgage Bankers
             Corporation(I)

10.23     Employment Agreement with Michael Wright(I)

10.24     Loan and Security Agreement between Registrant and Coast Business
             Credit(J)

10.25     Termination of Agreement between Registrant and Vanguard Strategies,
             Inc.(K)

10.26     Amendment Nos. 1, 2 and 3 to Loan and Security Agreement between
             Registrant and Coast Business Credit(L)

10.26.1   Amendment No. 4 to Loan and Security Agreement between Registrant and
             Coast Business Credit dated April 20, 2000.*

10.27     Master Lease Agreement dated March 1, 1995 between the Registrant and
             Solutioneering, Inc.(M)

10.27.1   Amendment No. 1 to Master Lease Agreement dated December 24, 1996(M)

10.27.2   Amendment No. 2 to Master Lease Agreement dated December 24, 1997(M)

10.28     Distributor Agreement between the Registrant and Editec, dated
             December 30, 1997(M)

10.28.1   Agreement for the French Lottery Contract dated February 24, 1998 between the Registrant and Editec(M)

10.28.2   English Translation of Contract with La Francaise Des Jeux, dated
             January 27, 1999*

10.30     Service Agreement for the Illinois Lottery between the Registrant and
             IGOR, dated July 15, 1994(M)

10.30.1   ITR Sale and Lease Agreement between the Registrant and Illinois State
             Lottery, dated July 1, 1994(M)

10.31     Agreement and Plan of Merger, dated as of January 7, 2000 with GTECH
             Corp.

10.31.1   Voting Agreement, dated as of January 7, 2000 between Robert L. Burr,
             John Olbrich, Brian J. Roberts, Frederick Sandvick and Vanguard
             Strategies, Inc. and GTECH Corp.(N)

10.31.2   Option Agreement, dated as of January 7, 2000 with GTECH Corp.(N)

10.32     Stipulated judgment against US Telecard, Inc., dated November 12,
             1999.*

24.1      Power of attorney (reference is made to Page II-5 of the Registration
             Statement as originally filed.)(A)

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

(I) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(J) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(K) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(L) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998

(M) Incorporated by reference to Registrant's Annual Report on Form 10-KSBA, as restated on March 31, 2000 for the year ended December 31, 1998.

(N)  Incorporated by reference to SC 13D, filed by GTECH Corp on January 18,
     2000


*Included herein

B) REPORTS ON FORM 8-K

February 18, 2000 - Form 8K was filed, reporting that On-Point was in the process of restating its financial statements for 1997 and 1998. No exhibits or financial statements were attached.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ON-POINT TECHNOLOGY SYSTEMS, INC.


Dated:  May 24, 2000                 By: /s/Frederick Sandvick
                                        ---------------------------------
                                          Frederick Sandvick
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors

Dated:  May 24, 2000                 By: /s/Samuel W. Stearman
                                        ---------------------------------
                                          Samuel  W. Stearman
                                          Chief Financial and Accounting Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Dated:  May 24, 2000                By:  /s/John H. Olbrich
                                       ---------------------------
                                         John H. Olbrich, Director



Dated: May 24, 2000                 By:  /s/Richard Mahan
                                       ---------------------------
                                          Richard Mahan, Director