Form 10-Q/A
period 2000-03-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 2000-06-07
CIK 896195

----------------------------------------------------------------------------



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

                                 INDEX

Part I.  Financial Information                                   Page
                                                                 ----
         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 2000 (Unaudited) and December 31, 1999           3

         Condensed Consolidated Statements
         Of Operations (Unaudited)
         Three Months Ended March 31, 2000 and 1999                 4

         Condensed Consolidated Statements
         of Cash Flows (Unaudited)
         Three Months Ended March 31, 2000 and 1999                 5

         Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations           7

Part II.  Other Information                                         9


            On-Point Technology Systems, Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets





                                                              March 31      December, 31
                                                                  2000              1999
                                                                  ----              ----
Assets            Thousands of dollars, except share amounts
----------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents                   $     35          $    157
                  Accounts receivable, net                       1,767               883
                  Inventories                                    6,493             6,325
                  Net investment in sales-type leases            1,741             1,619
                  Other current assets                             606               199
----------------------------------------------------------------------------------------
Total current assets                                            10,642             9,183
----------------------------------------------------------------------------------------
Plant, property and equipment, net                                 520               565
Net investment in sales-type leases                              2,861             2,402
Property held for operating leases, net                            236               275
Property under lease agreement with Solutioneering, net          2,373             2,513
Other assets                                                     1,800             1,712
----------------------------------------------------------------------------------------
Total assets                                                   $18,432           $16,650
----------------------------------------------------------------------------------------
Liabilities and shareholders' equity
----------------------------------------------------------------------------------------
Current liabilities:
                  Accounts payable                             $ 2,660           $ 1,793
                  Notes Payable                                  2,650             1,000
                  Accrued expenses                                 654               706
----------------------------------------------------------------------------------------
Total current liabilities                                        5,964             3,499
----------------------------------------------------------------------------------------
Long-term debt                                                   4,123             4,730
----------------------------------------------------------------------------------------
Shareholders' equity:
      Preferred stock, no par value, 2,000,000 shares
          Authorized, no shares issued or outstanding                -                 -
      Common stock, $.01 par value, 20,000,000 shares
          Authorized, 10,266,401 shares issued and outstanding     103               103
Additional paid-in capital                                      31,605            31,590
Accumulated deficit                                           (23,363)          (23,272)
----------------------------------------------------------------------------------------
Total shareholders' equity                                       8,345             8,421
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                     $18,432           $16,150
----------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements





           On-Point Technology Systems, Inc. and Subsidiaries
             Condensed Consolidated Statements of Operations
                              (Unaudited)


                                                         Three months ended March 31,
Thousands of dollars/shares, except per share amounts                2000      1999
-----------------------------------------------------------------------------------
                                                                        As Restated
-----------------------------------------------------------------------------------
Revenues                                                           $2,830   $ 4,975
Cost of revenues                                                    1,917     3,634
-----------------------------------------------------------------------------------
Gross profit                                                          913     1,341
-----------------------------------------------------------------------------------
Operating expenses:
                  Selling, general and administrative                 576       744
                  Research and development                            265       266
-----------------------------------------------------------------------------------
Total operating expenses                                              841     1,010
-----------------------------------------------------------------------------------
Income from operations                                                 72       331
-----------------------------------------------------------------------------------
Other income (expenses):
                  Interest expense                                  (173)     (104)
                  Other                                                11      (15)
-----------------------------------------------------------------------------------
Total other income (expenses)                                       (162)     (119)
-----------------------------------------------------------------------------------
Net income (loss)                                                   $(90)      $212
-----------------------------------------------------------------------------------

Earnings (loss) per share:
     Basic:
                  Earnings (loss) per share                       $(0.01)     $0.02
                  Weighted average shares                          10,266    10,108
-----------------------------------------------------------------------------------
     Diluted:
                  Earnings (loss)per share                        $(0.01)     $0.02
-----------------------------------------------------------------------------------
                  Weighted average shares and, in 1999,
                  assumed conversions                              10,266    11,922
-----------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements




            On-Point Technology Systems, Inc. and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                              (Unaudited)






                                                              Three months ended March 31,
Thousand of dollars                                                      2000         1999
------------------------------------------------------------------------------------------
                                                                                        As
                                                                                  Restated
------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income (loss)                                             $(90)          $212
         Adjustments to reconcile net income (loss) to net cash (used for)
             provided by operating activities:
             Depreciation and amortization                               262           542
             Issuance of options and warrants for services provided       15            25
             Changes in assets and liabilities:
                  Accounts receivable                                  (884)           411
                  Inventories                                          (168)           175
                  Accounts payable                                       867           427
                  Accrued expenses                                        98         (737)
                  Other current assets                                 (407)          (49)
------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                   (307)         1,006
------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment                     (35)         (126)
         Net investment in sales-type leases                           (581)         (711)
         Fixed asset disposals                                             -            25
         Increase in other assets                                       (92)         (170)
------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (708)         (982)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock warrants and options              -           124
         Proceeds from line of credit, net                             (607)         (186)
         Proceeds from notes payable, net                              1,500          (44)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                                893         (106)
------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (122)          (82)
------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                         157           129
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $35           $47
------------------------------------------------------------------------------------------
Supplemental cash flow information:
         Cash paid during the period for interest                       $141           $85
         Cash paid (received) during the period for income taxes          $0          $(1)
------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements



             ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                       NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                   (Unaudited)



1.   BASIS OF PRESENTATION   The accounting and reporting policies of On-
Point Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31, 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000. The 1999 condensed consolidated financial statements for the three months ended March 31, 1999 have been restated to reflect adjustments to record leases of equipment to Solutioneering, Inc. (Solutioneering), a prepaid phone card company that filed for bankruptcy protection in 1999, as operating expenses rather than sales-type leases, and to record stock compensation expense for certain warrants and options granted in previous years (see Note 12 of Notes to Consolidated Financial Statements in On-Point's Form 10-KSB for the year ended December 31, 1999 for a further description of the restatements).

As a result, the 1999 first quarter condensed consolidated financial statements have been restated from amounts previously reported to properly reflect these transactions and reclassifications. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

                                                        1999

                                           As Previously          As
                                                Reported    restated
                                                --------    --------

Three months ended September 30:
Revenues                                        $5,294        $4,975
Cost of sales                                    3,606         3,634
--------------------------------------------------------------------
Gross profit                                     1,688         1,341
Operating expenses                                 985         1,010
--------------------------------------------------------------------
Income (loss) from operations                      703         (331)
Other income (expense)                            (29)         (119)
--------------------------------------------------------------------
Income (loss) before income taxes                  674           212
Provision for income taxes                           0             0
--------------------------------------------------------------------
Net income (loss)                                 $674         $ 212
--------------------------------------------------------------------

Net income (loss) per share - basic              $0.07         $0.02
Net income (loss) per share - diluted            $0.06         $0.02


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

     In May 2000, the Company amended its line of credit with Coast Business Credit to provide for a three-year extension (from July 2000 to July 2003) and to increase the maximum borrowings under the line from $6 million to $10 million. As of March 31, 2000, the Company had outstanding approximately $4.1 million.


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

     Total other expenses, net or other income, for the three-month period ended March 31, 2000 increased by $43 thousand, from $119 thousand in 1999 to $162 thousand in 2000, primarily as a result of increased borrowings during the 2000 quarter.

     For the three months ended March 31, 2000, the Company incurred a net loss of $90 thousand, versus net income of $212 for the prior year comparable quarter.

     LIQUIDITY AND CAPITAL RESOURCES. During the three months ended March 31, 2000, On-Point used approximately $893 thousand of net cash provided by financing activities to fund $307 in operating activities and $708 thousand in investing activities. As a net result of the cash activities, cash and cash equivalents decreased by $122 during the 2000 period. During the three months ended March 31, 1999, On-Point used approximately $1 million of cash provided by operating activities to fund $982 thousand of investing activities and $106 thousand of financing activities. As a net result of the cash activities, cash and cash equivalents decreased by $82 thousand during the 1999 period. Working capital was approximately $4.7 million at March 31, 2000 as compared to approximately $5.7 million at December 31, 1999.

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



                              ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  June 2, 2000           /s/ Jose Rodriguez
                              ------------------
                              As Principal Financial Officer
                              on behalf of Registrant