Form 10QSB
period 2000-06-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 2000-08-14
CIK 896195

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 ---   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

                    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 ---  OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21738

                        ON-POINT TECHNOLOGY SYSTEMS, INC.
                 (Name of small business issuer in its charter)


         Nevada                                          33-0423037
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

  1370 W. SAN MARCOS BLVD. SUITE 100, SAN MARCOS, CALIFORNIA    92069
         (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (760) 510-4900


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---  ---

As of July 28, 2000, there were 10,716,401 shares of Common Stock ($.01 par value) outstanding.


--------------------------------------------------------------------------------

                                      INDEX


Part I.  Financial Information                                                                 Page
                                                                                               ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  June 30, 2000 (Unaudited) and December 31, 1999                                3

                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months and Six Months Ended June 30, 2000 and 1999                       4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 2000 and 1999                                        5

                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8

Part II. Other Information                                                                      10


               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               June 30       December, 31
                                                                                                 2000             1999
Assets     THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents                                                       $     63        $    157
                  Accounts receivable, net                                                           3,341             883
                  Inventories                                                                        6,246           6,325
                  Net investment in sales-type leases                                                1,390           1,619
                  Other current assets                                                                 158             199
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                11,198           9,183
---------------------------------------------------------------------------------------------------------------------------
Plant, property and equipment, net                                                                     468             565
Net investment in sales-type leases                                                                  2,921           2,402
Property held for operating leases, net                                                                501             275
Property under lease agreement with Solutioneering, net                                              2,161           2,513
Other assets                                                                                         1,782           1,712
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $ 19,031        $ 16,650
===========================================================================================================================
Liabilities and shareholders' equity
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
                  Accounts payable                                                                $  2,382        $  1,793
                  Notes Payable                                                                      2,580           1,000
                  Accrued expenses                                                                     731             706
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            5,693           3,499
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                       5,334           4,730
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
      Preferred stock, no par value, 2,000,000 shares
          Authorized, no shares issued or outstanding
      Common stock, $.01 par value, 20,000,000 shares
          authorized, 10,716,401 and 10,266,401 shares issued
                   and outstanding respectively                                                        107             103
Additional paid-in capital                                                                          31,886          31,590
Accumulated deficit                                                                               (23,989)        (23,272)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                           8,004           8,421
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                        $ 19,031        $ 16,650
===========================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three months ended June 30            Six months ended June 30
THOUSANDS OF DOLLARS/SHARES, EXCEPT PER SHARE AMOUNTS                 2000          1999               2000             1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                             As Restated                         As Restated
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                                          $  3,854      $  5,162           $  6,684        $  10,137
Cost of revenues                                                     2,854         3,906              4,771            7,540
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                         1,000         1,256              1,913            2,597
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
                  Selling, general and administrative                  665           642              1,241            1,386
                  Research and development                             343           129                608              395
                  Merger termination costs                            (449)                            (449)
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             1,457           771              2,298            1,781
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                         (457)          485               (385)             816
-----------------------------------------------------------------------------------------------------------------------------
Other income (expenses):
                  Interest expense                                    (205)         (122)              (378)            (226)
                  Other                                                 37           (22)                48              (37)
-----------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                          (168)         (144)              (330)            (263)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     (625)          341               (715)             553
=============================================================================================================================
Earnings (loss) per share:
     Basic:
                  Earnings per share                              $  (0.06)     $   0.03           $  (0.07)        $   0.05
=============================================================================================================================
                  Weighted average shares                           10,416        10,185             10,341           10,147
=============================================================================================================================
     Diluted:
                  Earnings per share                              $  (0.06)         $0.03            ($0.07)        $   0.05
=============================================================================================================================
                  Weighted average shares and, in 1999,
                  assumed conversions                               10,416         12,139             10,341           12,052
-----------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six months ended June 30
                                                                                             2000        1999
THOUSAND OF DOLLARS                                                                                  restated
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income (loss)                                                                   (715)        553
         Adjustments to reconcile net income (loss) to net cash (used for)
             provided by operating activities:
             Depreciation and amortization                                                    624       1,105
             Non-cash charges, primarily merger termination costs and reserves                100          69
             Issuance of options and warrants for services provided                            30          50
             Changes in assets and liabilities:
                  Accounts receivable                                                      (1,005)     (1,567)
                  Inventories                                                                (891)        373
                  Accounts payable                                                            589         813
                  Accrued expenses                                                           (502)       (842)
                  Other current assets                                                       (135)       (416)
--------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                                       (1,905)        138
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment                                                      (187)
         Net investment in sales-type leases                                                 (644)     (1,104)
         Fixed asset disposals                                                                             39
--------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                       (644)     (1,252)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock warrants and options                                 270         191
         Proceeds from line of credit, net                                                    605       1,058
         Proceeds from notes payable, net                                                   1,580         (74)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   2,455       1,175
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              (94)         61
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                              157         129
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     63         190
==============================================================================================================
Supplemental cash flow information:
         Cash paid during the period for interest                                             247         194
         Cash paid during the period for income taxes                                                       4
==============================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)



1. BASIS OF PRESENTATION The accounting and reporting policies of On-Point Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements for the three and six months ended June 30, 2000 and 1999 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31,1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

         The 1999 condensed consolidated financial statements for the three and six months ended June 30, 1999 have been restated to reflect adjustments to record leases of equipment to Solutioneering, Inc. (Solutioneering), a prepaid phone card company that filed for bankruptcy protection in 1999 as operating leases rather than sales-type leases, and to record stock compensation expense for certain warrants and options granted in previous years (see Note 12 of Notes to Consolidated Financial Statements in On-Point's Form 10-KSB for the year ended December 31, 1999 for a further description of the restatements). As a result, the 1999 condensed consolidated financial statements have been restated from amounts previously reported to properly reflect these transactions and reclassifications. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):


                                                                                      1999
                                                                                      ----
                                                              AS PREVIOUSLY REPORTED             AS RESTATED
                                                              ----------------------             -----------

THREE MONTHS ENDED JUNE 30:
---------------------------

                Revenues                                                    $  5,135                $  5,162
                Cost of revenues                                               3,770                   3,906
                ---------------------------------------------------------------------------------------------
                Gross Profit                                                   1,365                   1,256
                Operating expenses                                               746                     771
                ---------------------------------------------------------------------------------------------
                Income (loss) from operations                                    619                     485
                Other income (expense)                                           (54)                   (144)
                ---------------------------------------------------------------------------------------------
                Income (loss) before income taxes                                565                     341
                Provision for income taxes                                         0                       0
                ---------------------------------------------------------------------------------------------
                Net income (loss)                                           $    565                $    341
                                                                            =========               =========

                Net income per share - basic                                $   0.07                $   0.03
                Net income per share - diluted                              $   0.06                $   0.03



                                                                                      1999
                                                                                      ----
                                                              AS PREVIOUSLY REPORTED             AS RESTATED
                                                              ----------------------             -----------

SIX MONTHS ENDED JUNE 30:
-------------------------

                Revenues                                                      10,429                  10,137
                Cost of revenues                                               7,376                   7,540
                ---------------------------------------------------------------------------------------------
                Gross Profit                                                   3,053                   2,597
                Operating expenses                                             1,731                   1,781
                ---------------------------------------------------------------------------------------------
                Income (loss) from operations                                  1,322                     816
                Other income (expense)                                           (83)                   (263)
                ---------------------------------------------------------------------------------------------
                Income (loss) before income taxes                              1,239                     553
                Provision for income taxes                                         0                       0
                ---------------------------------------------------------------------------------------------
                Net income (loss)                                              1,239                     553
                                                                            =========                ========

                Net income per share - basic                                $   0.12                 $  0.05
                Net income per share - diluted                              $   0.10                 $  0.05


         The accompanying consolidated financial statements have been prepared on a going concern basis. As of December 31, 1999, the Company had a note payable to GTECH Corporation in the amount of $1.0 million which is due August 15, 2000. Subsequent to December 31, 1999, an additional $500,000 was advanced to the Company from GTECH under the same terms. Also subsequent to December 31, 1999, $950,000 was advanced to the Company by a private lender for which the Company issued its 10% promissory note due September 30,2000. In the event the Company is unable to successfully renegotiate the term of the notes payable, the lenders there under have the right to exercise their remedies under these agreements.

         The Company is engaged in renegotiations with respect to the terms, including maturity date, of the note payable to GTECH Corporation. The Company does not presently have the funds to pay the note to GTECH on August 15, 2000. If the Company is unable to negotiate acceptable terms for these notes, GTECH may seek to exercise its remedies under the notes. The Company can give no assurances that it will be able to negotiate acceptable terms. In the event that the Company is unable to pay the note to GTECH or renegotiate the note on acceptable terms and the lender on the revolving line of credit seeks to exercise its remedies, the Company's ability to continue in business may be impaired. The Company has increased its revolving line of credit and extended its maturity date to July 2003 and continues to manage its expenses. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or its classifications of recorded liabilities that might be necessary should the Company be unable to continue as a going concern.

2. CONTINGENCIES Reference is made contesting to the legal proceedings section of the Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. On April 21, 2000, On-Point's principal competitor (Interlott Technologies, Inc. "ILI") filed an action alleging breach of a settlement agreement between ILI and the Company in that ILI alleges the Company is using elements of ILI's technology in On-Point's new PlayPoint technology. Management believes that ILI's suit is without merit. On-Point has filed an answer to the complaint and is contesting the claims vigorously. During the second quarter, three shareholder class actions were filed against On-Point, certain directors and officers and On-Point's auditors seeking unspecified damages and alleging violations of federal securities laws as a result of the restatement of On-Point's financial statements in prior periods. On-Point is in the process of preparing a response and will defend the actions vigorously.

         With respect to the Solutioneering matter, On-Point continues to pursue its claim against Solutioneering in the bankruptcy court and is seeking the repossession of the leased machines. The financing lender to Solutioneering has raised a claim that it has a priority security interest ahead of On-Point to the leased machines based on their allegation that On-Point sold the machines to Solutioneering rather than leased the machines. We believe the arrangement with Solutioneering was a lease and that the financing lender's claim will not prevail. However, no assurances can be given to the ultimate outcome, and if On-Point is unsuccessful in repossessing its leased machines, the carrying amount of the leased machines of approximately $2.16 million may be materially adversely impacted.

3. PROVISIONS FOR INCOME TAXES No provisions or benefits for federal or state income taxes have been made for the three-month and six month periods ended June 30, 2000 and 1999. No significant changes have occurred to operating loss carryforwards and net deferred income tax assets since December 31, 1999 (see
Note 9 of Notes to Consolidated Financial Statements in On-Point's Form 10-KSB for the year ended December 31, 1999).

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

5. DEBT Notes payable at June 30, 2000, consists of a note payable to GTECH Corporation in the amount of $1.5 million which bears interest at prime plus 3% due August 15, 2000, a note payable to a private lender in the amount of $950 thousand which bears interest at 10% due September, 2000, and a 10% note payable to a company wholly-owned by the Company's chief executive officer in the amount of $130 thousand.

         In May 2000, the Company amended its line of credit with Coast Business Credit to provide for a three-year extension (from July 2000 to July 2003) and to increase the maximum borrowings under the line from $6 million to $10 million. As of June 30, 2000, the Company had outstanding approximately $5.3 million and was able to borrow up to approximately $6.0 million based on the formulas under the line of credit.

6. SHAREHOLDERS EQUITY The decrease in shareholder's equity from $8.4 million at December 31, 1999 to $8.0 million at June 30, 2000 was comprised of a decrease due to a net loss of $715 thousand and an increase due to the issuance of stock options of $30 thousand and the issuance of 450,000 shares upon exercise of stock options for $270,000 by the Company's chief executive officer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         GENERAL The Company's revenues through June 30, 2000 have been generated from (i) sales of vending terminals (ii) leases of vending terminals
(iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts.

         The Company's products are sold or leased to a limited number of customers worldwide. As a result, the Company has experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company's sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals requires the Company to invest capital or otherwise finance the manufacture of the vending terminals. The Company has obtained the resources necessary to finance its expanding base of leased terminals through its line of credit and additional debt financing, as well as through its existing cash flow and equity financing.

         The Company intends to introduce its next generation lottery products during 2000 and continues to consider plans to diversify its product lines into additional high-volume, cash-oriented transactions. As a result, there will be a transition phase between the introduction of the new products and the phase-out of the older products that will negatively impact revenues and gross margins. In addition, the Company is considering a restructuring of its operations to accommodate its plans to introduce its new products and product lines. This may also negatively impact results of operations during the transition period. However, management believes that, if it is successful in transitioning into its new products, the long-term benefits will outweigh the negative short-term costs.

         RESULTS OF OPERATIONS Revenues for the three and six month periods ended June 30, 2000 decreased by approximately $1.3 million, or 44%, and $3.4 million, or 34%, respectively from the prior year. The second quarter $1.3 million decrease was comprised of approximately $579 thousand from sales and sales-type leases, $720 thousand in operating leases with an offset of $90 thousand in service. The year to date $3.4 million decrease was comprised of approximately: $1.9 million from sales and sales type leases; $180 thousand from service and $1.4 million in operating leases. The company installed or shipped approximately 462 and 666 units in the three and six month periods ended June 30, 2000, respectively, versus approximately 590 and 1,300 units, respectively, during the same periods in 1999.

         Cost of revenues, as a percentage of sales, for the second quarter decreased by 2 percentage points from 76% in 1999 to 74% in 2000. The lower percentage of costs of revenues in 2000 versus 1999 is primarily due to higher gross margins on product sales and sales type leases, which include sales of a high margin upgrade package for certain machines owned by a customer.

         Operating expenses increased over the prior year comparable periods by $686 thousand and $517 thousand in the three and six months ended June 30, 2000, respectively. The increases were primarily due to increased research and development costs expensed in the periods and the write-off of merger related costs associated with the proposed GTECH merger transaction. Research and development costs increased, primarily in the three month period, by $214 thousand due to the Company's efforts to complete the industrialization of its new lottery products. Merger related costs totaled approximately $449 thousand. Selling, general and administrative costs remained relatively constant in dollar amounts for the three month period and decreased by $145 thousand for the six month period. The decrease was due to lower payroll and payroll related costs. As a result of the above factors the Company incurred a loss from operations of $457 thousand and $385 thousand, respectively, for the three and six months ended June 30, 2000.

         Total other expenses, net of other income, for the three and six month periods ending June 30, 2000 increased by $24 thousand and $67 thousand, respectively, from the same periods in 1999 primarily as a result of higher interest costs reflecting increased borrowings.

         As a result of the above, for the three and six month periods ending June 30, 2000, the Company incurred a net loss of $625 thousand and $715 thousand, respectively, versus income of $341 thousand and $553 thousand for the same periods in 1999.

         LIQUIDITY AND CAPITAL RESOURCES At June 30, 2000, the Company had working capital of approximately $5.5 million. However, current assets included inventory of $6.2 million, which represented 93% of revenue for the six months ended June 30, 2000. Inventory has increased as a result of the Company's transition into its next generation lottery products. Current liabilities includes $1.5 million due to GTECH, which matures on August 15, 2000. Although the Company is renegotiating with GTECH for modification of the note terms it may not be successful in these negotiations. Such failure could result in a default under the note with GTECH which may be an event of default under the Company's line of credit.

         At June 30, 2000, the Company has a $10 million revolving line of credit facility with its asset-based lender, of which $5.3 million was outstanding out of $6.0 million available based on formula limitations.

         The Company's principle source of funds during the six months ended June 30, 2000, was $500 thousand borrowed from GTECH, $950 thousand borrowed from a private investor and $105 thousand borrowed from its asset-based lender. The Company used working capital to fund its operations and to purchase assets for sale under sales type leases.

         Management is currently in the process of renegotiating its short-term notes payable and seeking additional funding in order to maintain its current levels of operations and continue its growth opportunities. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for potential other matters which could affect the Company's liquidity.

         YEAR 2000 COMPLIANCE As is the case with most other companies using computers in their operations, the Company addressed in prior periods the year 2000 problem. In 1997 the Company set up a committee to review its computer software and hardware, fax machines and telephone systems for year 2000 compliance.

         The Company's primary accounting and operational software provided has received year 2000 certification from the Information Technology Association of America. The Company believes that it is now year 2000 compliant with respect to its existing computer hardware, software and fax equipment and, therefore, believes that potential risks, including any potential third party risks, relating to year 2000 issue to be minimal.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the legal proceedings section of Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the legal proceedings section of the Form. There have been no significant developments in the litigation described in the 1999 Form 10-KSB since the date of that report except as noted below.

         During the second quarter, three separate shareholder class actions were filed against the Company, certain of the Company's directors and officers, and the Company's auditors in U. S. District Court, Southern District of California seeking unspecified damages on behalf of all similarly situated shareholders, and alleging violations of federal securities laws as a result of the restatement of the Company's financial statements in prior periods. A settlement of these actions involving the Company and it's directors and officers was agreed upon by attorneys for the plaintiff's and the Company's attorneys in connection with the Company's discussions with GTECH Corporation concerning a restructured acquisition agreement. The settlement is terminable if an acquisition of the Company by GTECH does not occur. As disclosed by the Company in a press release on July 28, 2000, discussions with GTECH regarding an acquisition have been discontinued. As a result, the Company is in the process of terminating the settlement and will be vigorously defending these claims.

         As disclosed in the 1999 Form 10-QSB, on April 21, 2000, an action was filed against the Company in U.S. District Court, Southern District of Ohio, by Interlott Technologies, Inc. (ILI). The action alleges that On-point breached a Settlement Agreement and Mutual Release dated May 30, 1991 with ILI in that On-Point was using elements of ILI's technology in On-Point's new PlayPoint technology. We believe ILI's suit is without merit. On-Point has filed an answer to the complaint and is contesting the claims vigorously.

ITEM 2.       CHANGES IN SECURITIES
              (a) None
              (b) None
              (c) None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              N/A

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a)  EXHIBITS
                   27 Financial Data Schedule

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



                                      ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  July 31, 2000                   /s/ Jose Rodriguez
                                      ------------------------------------------
                                      As Principal Financial Officer on behalf
                                      of Registrant