Form 10QSB/A
period 2000-06-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 2000-08-23
CIK 896195

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

ITEM 2.       CHANGES IN SECURITIES
              (a) None
              (b) None
              (c) None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              N/A

ITEM 5.       OTHER INFORMATION
              The financial statements for the quarter ending June 30, 2000 have not yet been reviewed by an outside accounting firm. The Company is in the process of replacing its previous outside accounting firm.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a)  EXHIBITS
                   None

              (b)  REPORTS ON FORM 8-K

                                   SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                      ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  August 23, 2000                /s/ Jose Rodriguez
                                      ------------------------------------------
                                      As Principal Financial Officer on behalf
                                      of Registrant