Form 10QSB
period 2000-09-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 2000-11-17
CIK 896195

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

As of November 6, 2000, there were 4,272,134 shares of Common Stock ($.03 par value) outstanding.


--------------------------------------------------------------------------------

                                      INDEX


Part I.  Financial Information                                                                  Page
                                                                                                ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                  September 30, 2000 (Unaudited) and December 31, 1999                           3

                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three and Nine Months Ended September 30, 2000 and 1999                        4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Nine Months Ended September 30, 2000 and 1999                                  5

                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            9

Part II. Other Information                                                                      11


               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            September 30     December, 31
                                                                                                2000             1999
Assets     THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS                                       (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Current assets:
                  Cash and cash equivalents                                                        $    74         $   157
                  Accounts receivable, net                                                           2,413             883
                  Inventories                                                                        6,096           6,325
                  Net investment in sales-type leases                                                1,393           1,619
                  Other current assets                                                                 223             199
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                10,199           9,183
---------------------------------------------------------------------------------------------------------------------------
Plant, property and equipment, net                                                                     397             565
Net investment in sales-type leases                                                                  2,537           2,402
Property held for operating leases, net                                                                753             275
Inventory,previously under lease with Solutioneering                                                 2,020           2,513
Other assets                                                                                         1,758           1,712
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $17,664         $16,650
===========================================================================================================================
Liabilities and shareholders' equity
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
                  Accounts payable                                                                 $ 2,131         $ 1,793
                  Notes payable                                                                                      1,000
                  Accrued expenses & other current liabilities                                         798             706
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                            2,929           3,499
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                       6,473           4,730
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
      Preferred stock, no par value, 2,000,000 shares
          authorized, no shares issued or outstanding
      Common stock, $.03 par value, 6,666,666 shares
          authorized, 3,572,134 and 3,422,134 shares issued
                   and outstanding respectively                                                        107             103
Additional paid-in capital                                                                          31,900          31,590
Accumulated deficit                                                                                (23,745)        (23,272)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                           8,262           8,421
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                         $17,664         $16,650
===========================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30                      September 30
THOUSANDS OF DOLLARS/SHARES, EXCEPT PER SHARE AMOUNTS                2000           1999               2000           1999
---------------------------------------------------------------------------------------------------------------------------
                                                                             As Restated                       As Restated
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                           $2,212         $2,062             $8,896        $13,162
Cost of revenues                                                    1,901          1,913              6,671         10,416
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                          311            149              2,225          2,746
---------------------------------------------------------------------------------------------------------------------------
Operating expenses:
                  Selling, general and administrative                 485            616              1,726          2,002
                  Research and development                            251            109                859            504

---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              736            725              2,585          2,506
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                        (425)          (576)              (360)           240
---------------------------------------------------------------------------------------------------------------------------
Other income (expenses):
                  Interest expense                                   (169)          (141)              (547)          (367)
                  Income related to merger termination,net            855                               406
                  Other                                               (18)            17                 29            (20)
---------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                          668           (124)              (112)          (387)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $  243         $ (700)            $ (472)       $  (147)
===========================================================================================================================

Earnings (loss) per share:
     Basic and diluted:
                  Earnings (loss) per share                        $ 0.07         $(0.21)            $(0.14)       $ (0.04)
===========================================================================================================================
                  Weighted average shares                           3,572          3,410              3,489          3,410
---------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Nine months ended September 30
                                                                                             2000         1999
THOUSAND OF DOLLARS                                                                                   restated
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net  (loss)                                                                         (472)      (147)
         Adjustments to reconcile net (loss) to net cash (used for)
             provided by operating activities:
             Depreciation and amortization                                                    799       1,604
             Non-cash charges, net, primarily merger related income in 2000 and
             reserves in 1999                                                                (755)        604
             Issuance of options and warrants for services provided                            45          75
             Changes in assets and liabilities:
                  Accounts receivable                                                      (1,530)     (1,332)
                  Inventories                                                                 338      (1,633)
                  Accounts payable                                                            338         921
                  Accrued expenses                                                             99        (759)
                  Other current assets                                                        (33)        395
--------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                                       (1,171)       (272)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Purchases of plant, property and equipment                                                      (350)
         Net investment in sales-type leases                                                 (638)     (1,107)
         Fixed asset disposals                                                                             42
--------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                       (638)     (1,415)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from exercise of stock warrants and options                                 269         202
         Proceeds from line of credit, net                                                   (107)      1,625
         Proceeds from notes payable, net                                                   1,730        (103)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   1,892       1,724
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              (83)         37
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                              157         129
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     74         166
==============================================================================================================
Supplemental cash flow information:
         Cash paid during the period for interest                                             394         335
         Cash paid during the period for income taxes                                                       5
==============================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. BASIS OF PRESENTATION The accounting and reporting policies of On-Point Technology Systems, Inc. and subsidiaries (collectively referred to as the "Company") conform to generally accepted accounting principles. The condensed consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements which are included in the Company's Annual Report on Form 10-KSB dated December 31,1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2000.

         On November 6, 2000, the Board of Directors of the Company approved a one-for-three reverse split of the Company's common stock. No fractional shares of common stock will be issued in connection with the reverse stock split and in instances where the reverse split would result in a stockholder becoming the holder of a fractional interest in a share, then the number of shares held by such stockholder will be rounded up to the nearest whole share. The accompanying condensed consolidated financial statements have been restated to show the effects of the reverse stock split as if the split had occurred as of the beginning of the respective periods.

         The 1999 condensed consolidated financial statements for the three and nine months ended September 30, 1999 have been restated to reflect adjustments to record leases of equipment to Solutioneering, Inc. (Solutioneering), a prepaid phone card company that filed for bankruptcy protection in 1999 as operating leases rather than sales-type leases, and to record stock compensation expense for certain warrants and options granted in previous years (see Note 12 of Notes to Consolidated Financial Statements in On-Point's Form 10-KSB for the year ended December 31, 1999 for a further description of the restatements). As a result, the 1999 condensed consolidated financial statements have been restated from amounts previously reported to properly reflect these transactions and reclassifications. A summary of the significant effects of the restatement is as follows (in thousands, except per share data):


                                                                                           1999
                                                                                           ----
                                                                 AS PREVIOUSLY REPORTED              AS RESTATED
                                                                 ----------------------              -----------

THREE MONTHS ENDED SEPTEMBER 30:
                Revenues                                                         $3,465                   $2,062
                Cost of revenues                                                  2,691                    1,913
                -------------------------------------------------------------------------------------------------
                Gross Profit                                                        774                      149
                Operating expenses                                                  652                      725
                -------------------------------------------------------------------------------------------------
                Income (loss) from operations                                       122                     (576)
                Other income (expense)                                              (27)                    (124)
                -------------------------------------------------------------------------------------------------
                Income (loss) before income taxes                                    95                     (700)
                Provision for income taxes                                            0                        0
                -------------------------------------------------------------------------------------------------
                Net income (loss)                                                $   95                   $ (700)
                                                                                ========                =========
                Net income(loss) per share - basic                               $ 0.03                   $(0.21)
                Net income(loss) per share - diluted                             $ 0.03                   $(0.21)



                                                                                         1999
                                                                                         ----
                                                                 AS PREVIOUSLY REPORTED              AS RESTATED
                                                                 ----------------------              -----------

NINE  MONTHS ENDED SEPTEMBER 30:
                Revenues                                                         13,894                   13,162
                Cost of revenues                                                 10,067                   10,416
                -------------------------------------------------------------------------------------------------
                Gross Profit                                                      3,827                    2,746
                Operating expenses                                                2,383                    2,506
                -------------------------------------------------------------------------------------------------
                Income (loss) from operations                                     1,444                      240
                Other income (expense)                                             (111)                    (387)
                -------------------------------------------------------------------------------------------------
                Income (loss) before income taxes                                 1,333                     (147)
                Provision for income taxes                                            0                        0
                -------------------------------------------------------------------------------------------------
                Net income (loss)                                                 1,333                     (147)
                                                                                ========                =========
                Net income(loss) per share - basic                              $  0.39                 $  (0.04)
                Net income(loss) per share - diluted                            $  0.33                 $  (0.04)


2. SEGMENT INFORMATION On-Point has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way On-Point reports information about its operating segments. On-point has three reportable segments: product sales, financing, and service. The product segment includes all products sold by On-Point, including ITR and DCR vending machines via product sales and sales-type lease agreements. The financing segment includes revenues and expenses associated with (1) financing the sale of units via sales-type leases and (2) operating leases. The service segment includes revenues and expenses associated with its service and warranty contracts.

On-Point evaluates performance for each segment based on gross profits.


($000)

                                                                                            NON-
2000                                          Products      Financing        Service      Allocated      Total
                                              --------      ---------        -------      ---------      -----
THREE MONTHS ENDING
SEPTEMBER 30,2000
OPERATING DATA:
---------------
Revenues                                       $  891       $   297           $ 1,024                   $2,212
Gross Profit                                      272            91               (52)                     311
Income (Loss) from Operations                    (225)         (119)              (81)                    (425)

NINE MONTHS ENDING
SEPTEMBER 30,2000
OPERATING DATA:
---------------
Revenues                                       $5,248       $  448            $ 3,200       $           $8,896
Gross Profit                                    1,550          132                543                    2,225
Income (Loss) from Operations                    (185)        (617)               442         (449)       (809)

BALANCE SHEET DATA(AT END OF PERIOD)
------------------------------------
Assets (allocated by segment)                  $7,924       $6,773            $   912       $2,055     $17,664

CASH FLOW INFORMATION:
----------------------
Depreciation & Amortization                    $  188       $  604            $     7                  $   799



1999
THREE MONTHS ENDING
SEPTEMBER 30,1999,AS RESTATED
OPERATING DATA:
---------------
Revenues                                       $1,002       $   75            $   985                 $ 2,062
Gross Profit                                       72            5                 72                     149
Income (Loss) from Operations                    (379)        (338)                17                    (700)

NINE MONTHS ENDING
SEPTEMBER 30,1999,AS RESTATED
OPERATING DATA:
---------------
Revenues                                       $7,395       $1,461            $4,306                  $13,162
Gross Profit                                    1,099          217             1,430                    2,746
Income (Loss) from Operations                    (328)        (714)            1,282                      240

BALANCE SHEET DATA(AT END OF PERIOD)
------------------------------------
Assets (allocated by segment)                  $8,025       $7,750            $1,238      $1,880      $18,893

CASH FLOW INFORMATION:
----------------------
Depreciation & Amortization                    $  993       $  604            $    7                  $ 1,604
Capital Expenditures                              350                                                     350


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

         In 1999, On-Point filed an action against Solutioneering (see Notes 7 and 10 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999), for default of payments due for the lease of equipment. In 2000, the bankruptcy court allowed On-Point to re-take possession of the equipment. Prior to On-Point re-taking possession of the equipment, the financing lender to Solutioneering filed an action in court that raised a claim that it had a priority security interest ahead of On-Point to the equipment based on its allegation that On-Point sold the equipment to Solutioneering rather than leased the equipment. In August 2000, On-Point and the lender reached an amicable agreement whereby the lender waived all claims to the equipment in exchange for the grant of warrants to purchase 116,667 shares of Common Stock in On-Point at a per share price of $3.75. As a result, On-Point now has full rights of ownership over all the equipment and is in the process of re-taking possession of the equipment.

3. PROVISIONS FOR INCOME TAXES No provisions or benefits for federal or state income taxes have been made for the three-month and nine month periods ended September 30, 2000 and 1999. No significant changes have occurred to operating loss carryforwards and net deferred income tax assets since December 31, 1999 (see Note 9 of Notes to Consolidated Financial Statements in On-Point's Form 10-KSB for the year ended December 31, 1999).

4. PER SHARE INFORMATION In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" establishing standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method. At September 30,2000, 1,245 thousand options and warrants were not factored into the calculation due to antidilution.

5. LONG TERM DEBT As of December 31, 1999, the Company had a note payable to GTECH Corporation in the amount of $1.0 million, which was due August 15, 2000. Subsequent to December 31, 1999, an additional $500,000 was advanced to the Company from GTECH under the same terms. The monies were loaned primarily in connection with an acquisition of the Company by GTECH in an agreement signed between the companies in January 2000. The acquisition discussions were terminated in July 2000. As a result of the termination, the Company expensed approximately $449,000 for costs associated with the acquisition. In connection with the termination, On-Point claimed that it was owed a termination fee under the agreement. During the third quarter of 2000, the Company amicably settled the termination fee issue with GTECH by modifying the terms of the outstanding Note Payable to GTECH. The modification provided for a reduction in the principal amount from $1,500,000 to $750,000, elimination of all accrued interest payable under the previous note through the date of the new note, reduction of the interest rate to 10% per annum, and extension of the maturity date of the new note to February 15, 2002. In consideration of the note modification, On-Point waived all claims under the terminated merger agreement with GTECH. The Company recorded income from the merger termination agreement of $855,000 in the three months ended September 30, 2000, which, after subtraction of the merger termination costs of $449,000, netted $406,000 of income in the nine months ended September 30, 2000.

         In May 2000, the Company amended its line of credit with Coast Business Credit to provide for a three-year extension (from July 2000 to July 2003) and to increase the maximum borrowings under the line from $6 million to $10 million. As of September 30, 2000, the Company had outstanding approximately $4.6 million and was able to borrow up to approximately $4.7 million based on the formulas under the line of credit.

         During 2000, the Company received $1,100,000 from certain private lenders under subordinated notes that were due in September 2000 with interest at 10% per annum. The Company has renegotiated the notes and is in the process of issuing new notes that provide for maturity of the principal on February 15, 2002 with interest payable quarterly at a rate of 10% per annum. The notes are convertible at any time at the option of the lender, in whole or in part, prior to the maturity date at a conversion price equal to $6.00 per share. The conversion price is reduced to $1.50 per share if certain conditions are not met by the Company. In addition, the lenders were granted warrants to purchase 131,667 shares of common stock at a per share price of $3.00 and warrants to purchase 62,500 shares of common stock at a per share price of $6.00. The warrants are exercisable through December 31, 2005.

6. SHAREHOLDERS EQUITY The decrease in shareholder's equity from $8.4 million at December 31, 1999 to $8.2 million at September 30, 2000 was comprised of a decrease due to a net loss of $472 thousand net of an increase due to compensation expense of $45 thousand recorded for certain stock options and warrants and the issuance of 450,000 shares upon exercise of stock options for $269,000 by the Company's chief executive officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL The Company's revenues through September 30, 2000 have been generated from (i) sales of vending terminals (ii) leases of vending terminals
(iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts.

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

         The Company began in 2000 to introduce its next generation lottery products and continues to consider plans to diversify its product lines into additional high-volume, cash-oriented transactions. As a result, the Company has been and will continue to be in a transition phase between the introduction of its new products and the phase-out of the older products. The transition phase has had and will continue to have a negative impact on revenues and gross margins. In addition, the Company is considering a restructuring of its operations to accommodate its plans to introduce its new products and product lines. This may also negatively impact results of operations during the transition period. However, management believes that, if it is successful in transitioning into its new products, the long-term benefits will outweigh the negative short-term costs.

         RESULTS OF OPERATIONS Revenues for the three and nine month periods ended September 30, 2000 increased by approximately $150 thousand, or 7%, and decreased $4.3 million, or 32%, respectively from the prior year. The third quarter $150 thousand increase was comprised of approximately $453 thousand decrease from sales, $242 thousand increase in lease revenue and $361 thousand increase in service. The year to date $4.3 million decrease was comprised of approximately: $2.8 million from sales and sales type leases; $142 thousand from service and $1.3 million in operating leases. The company installed or shipped approximately 247 and 899 units in the three and nine month periods ended September 30, 2000, respectively, versus approximately 400 and 1,700 units, respectively, during the same periods in 1999.

         Cost of revenues, as a percentage of sales, for the third quarter decreased by 7 percentage points from 93% in 1999 to 86% in 2000, and for the nine month period by 4 percentage points from 79% in 1999 to 75% in 2000. The lower percentage of costs of revenues in 2000 versus 1999 is primarily due to higher gross margins on product sales and sales type leases, which include sales of a high margin upgrade package for certain machines owned by a customer.

         Operating expenses increased over the prior year comparable periods by $10 thousand and $79 thousand in the three and nine months ended September 30, 2000, respectively. The increases were primarily due to increased research and development costs expensed in the periods. Research and development costs increased due to the Company's efforts to complete the industrialization of the Company's new lottery products. Overall increases were offset by reduced general and administrative expenses in both the three month and nine month periods as a result of decreased payroll and payroll related costs. As a result of the above factors the Company incurred a loss from operations of $425 thousand and $360 thousand, respectively, for the three and nine months ended September 30, 2000 versus a loss of $576 thousand for the three months ended September 30, 1999 and income of $240 for the nine months ended September 30, 1999.

         Total other income (expenses) for the three and nine month periods ending September 30, 2000 was $668 thousand and $(112) thousand, respectively, versus $(124) thousand and $(387), respectively, for the same periods in 1999. The differences were primarily the result of the net effect of higher interest costs, reflecting increased borrowings, offset by income related to the termination of the GTECH merger agreement.

         As a result of the above, for the three and nine month periods ending September 30, 2000, the Company incurred a net gain of $243 thousand and a net loss of $472 thousand, respectively, versus a net loss of $700 thousand and $147 thousand for the same periods in 1999.

         LIQUIDITY AND CAPITAL RESOURCES At September 30, 2000, the Company had working capital of approximately $7.3 million, an increase of approximately $1.6 million from the beginning of the year. Working capital increased primarily as a result of the renegotiation of all of the Company's short term debt obligations, which extended those obligations until 2002 and beyond. Included in working capital is inventory of approximately $6 million, which represented approximately 68% of revenue for the nine months ended September 30, 2000. Inventory has increased as a result of the Company's transition into its next generation lottery products that has required the stocking of both existing product components and new product components.

         At September 30, 2000, the Company has a $10 million revolving line of credit facility with its asset-based lender, of which $4.6 million was outstanding out of $4.7 million available based on formula limitations.

         The Company's principle source of funds during the nine months ended September 30, 2000, was from its operating cash and its financing activities. During the 2000 nine months the Company borrowed $500 thousand from GTECH and $1.1 million from private lenders. The Company used its funding for working capital to produce equipment for sale under sales type lease agreements.

         During the third quarter, management successfully renegotiated all of its short-term notes payable. The Company's working capital is now the highest in its last four years. However, the Company continues to seek additional funding in order to maintain its current levels of operations and continue its growth opportunities. In October 2000, the Company completed a private equity raise of $1 million and is pursuing an additional private equity raise of $5 million. Management believes these financings will be sufficient to transition the Company into its new products. See Note 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for potential other matters which could affect the Company's liquidity.

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

         During the second quarter, three separate shareholder class actions were filed against the Company, certain of the Company's directors and officers, and the Company's auditors in U. S. District Court, Southern District of California seeking unspecified damages on behalf of all similarly situated shareholders, and alleging violations of federal securities laws as a result of the restatement of the Company's financial statements in prior periods. A settlement of these actions involving the Company and it's directors and officers was agreed upon by attorneys for the plaintiff's and the Company's attorneys in connection with the Company's discussions with GTECH Corporation concerning a restructured acquisition agreement. The settlement is terminable if an acquisition of the Company by GTECH did not occur. As disclosed by the Company in a press release on July 28, 2000, discussions with GTECH regarding an acquisition have been discontinued. As a result, the Company terminated the settlement and anticipates vigorously defending these claims.

         As disclosed in the 1999 Form 10-KSB, on April 21, 2000, an action was filed against the Company in U.S. District Court, Southern District of Ohio, by Interlott Technologies, Inc. (ILI). The action alleges that On-point breached a Settlement Agreement and Mutual Release dated May 30, 1991 with ILI in that On-Point was using elements of ILI's technology in On-Point's new PlayPoint technology. We believe ILI's suit is without merit. On-Point has filed an answer to the complaint and is contesting the claims vigorously.

ITEM 2.       CHANGES IN SECURITIES
              (a) None
              (b) None
              (c) None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              N/A

ITEM 5.       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   10.31.3 Note amendment and mutual release agreement with GTECH corporation dated August 23,2000

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



                                       ON-POINT TECHNOLOGY SYSTEMS, INC.



Date:  November 9, 2000                /s/ Charles R. Broz
                                       ----------------------------------------
                                       As Principal Financial Officer on behalf
                                       of Registrant