Form 10KSB
period 2000-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 2001-04-02
CIK 896195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER 1-21738

                        ON-POINT TECHNOLOGY SYSTEMS, INC.
                        ---------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       NEVADA                    33-0423037
                       ------                   -----------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.03 PER SHARE

                  -------------------------------------------

   CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
 SECTION 13 OR 15 (d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR IF SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)
       HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES |X| NO |_|

 CHECK IF DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
         INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB |_|.

     THE REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 2000 WERE
                                  $10,293,429

      THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 20, 2001, WAS $5,804,525

 THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH
                            20, 2001, WAS 4,305,496

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

ITEM 1. BUSINESS

     GENERAL

     On-Point Technology Systems, Inc. (the "Company" or "On-Point") is in the process of a major transition. The Company is undergoing a series of actions designed to transform itself into a more diversified company. The Company has been engaged primarily in the lottery industry over the past 10 years and is presently one of the largest providers of vending terminals for the sale of instant-winner lottery tickets. As part of a planned series of actions, on February 23, 2001, the Company executed a definitive agreement to sell to Interlott Technologies, Inc. (Interlott) the assets used in its existing lottery business, relating to the manufacture, sale, lease, and service of instant lottery ticket vending machines (the Lottery Assets) in exchange for up to $28.5 million, including cash of $13.5 million at closing (subject to closing adjustments), and deferred and earn-out amounts (subject to certain conditions) for the remainder. A more detailed description of the agreement with Interlott is under "Agreement with Interlott." Such sale, subject to shareholders' approval, certain other approvals, and customary closing conditions, is expected to be completed during the quarter ending June 30, 2001.

     As a result of the proceeds we anticipate from the sale of our Lottery Assets, we believe we can accelerate our entrance into a number of new opportunities that we have been developing. First, we can move forward, in a strategic arrangement with Interlott, to market and develop our patented design for the world's first central-computer activated instant winner lottery ticket. On-Point will retain certain gross profit and royalty rights to this intellectual property subsequent to the sale of the Lottery Assets to Interlott. We believe this new instant ticket concept has worldwide application.

     Second, the Company has entered into a strategic relationship with Victor Chandler International Limited (VCI), one of the world's largest independent full service gaming companies, in order to jointly promote each others expertise while pursuing potential international projects. As a result of the relationship, the Company is pursuing discussions with VCI for the acquisition of rights to develop certain on-line lotteries. VCI and the Company are currently in negotiations for at least one such opportunity in a foreign country; however, we cannot give any assurance that the Company will be successful in entering into any agreements to develop on-line lotteries.

     And, third, the Company continued to move forward with the development of plans to provide solutions to the market for high-volume, cash-oriented transactions, such as prepaid telephony, bill payments, prepaid debit processes, consumer entertainment, and public access mediums, using the latest in Web-enabled technology. In line with our plans, we entered into a definitive agreement in January 2001 to acquire assets of a privately-held Web-enabled systems company, which has not yet generated any significant revenues from operations. We believe that the Web-enabled systems will be beneficial in accelerating and realizing our strategic plans to develop electronic solutions to high-volume, cash-oriented transactions. The assets that we would acquire include proprietary delivery systems, strategic arrangements for content delivery, contractual rights and equipment. In addition, we expect members of the company's management team to join our management team. The agreement is subject to a number of conditions, including final due diligence by On-Point.

     The above series of planned actions are intended to transform the Company and to strategically place its business interests into larger, more diversified markets.

     Prior to the above series of actions, we had set certain goals to be achieved in 2000, which were to:

     o complete the development and industrialization of our next generation lottery products;
     o fully explore merger, acquisition and strategic alliance arrangements with other companies that would provide greater resources for us to achieve our strategic plans and enhance shareholder value;
     o develop and implement a financing strategy to fund the growth plans of On-Point;
     o begin the marketing of On-Point's patented product for the deployment of central-host computer activated instant scratch tickets in the lottery industry;
     o continue to transition On-Point's business to include On-Point's next generation lottery product offerings;
     o continue to reevaluate On-Point's existing non-lottery products and determine future strategic plans for those products;
     o continue to evaluate a diversification program that could enable us to incorporate other technologies for the development of other new product offerings and markets, specifically for high volume cash-oriented transactions.

     We believe that we made significant progress with respect to all our goals for 2000, despite certain events during 2000 that negatively impacted the Company. In moving forward with our goals, first, we continued our development efforts towards the completion and industrialization of our next generation lottery products and expended approximately $1 million in that effort. Over the past four years the Company has expended over $5 million towards the development of its next generation lottery products, not only to expand our product offerings to our lottery customers, but to provide enhanced features, such as the ability to dispense instant tickets in conjunction with central computer processing of those tickets (referred to as "on-line instant tickets"). We believe this feature, which is patent protected, is not presently available in the lottery industry. Our next generation lottery products include PlayPoint, our new automated instant ticket vending terminal, and CounterPoint, our new instant ticket dispensing product that is uniquely suited for retail countertop installation. These new products can provide lotteries with the platform on which dynamic new features, such as progressive jackpots, can be designed into instant ticket games. Under the terms of the sale of the Company's Lottery Assets, the Company would retain the right to market its on-line instant ticket design, but not to manufacture the dispensing equipment, and receive an on-going royalty payment for revenue generated from its patented design.

     In January 2000, after moving forward with our goal of exploring merger and acquisition possibilities, we had entered into an agreement to be acquired by GTECH Corporation (GTECH). However, subsequent to the execution of the agreement with GTECH:

     o An action was filed by a shareholder claiming, among other things, that the price for On-Point was too low and that the board of directors breached its fiduciary duties in reaching its agreement with GTECH at such a price.
     o We restated our prior year financial statements primarily to record leases of equipment to Solutioneering, Inc, a non-lottery customer in the prepaid phone card business that filed for bankruptcy protection during 1999 and was liquidated during 2000, as operating leases rather than sales-type leases.
     o Certain class actions were commenced against us and some of our officers and directors, alleging violations of securities laws resulting from the restatement of our financial statements. As more fully described under "Item 3. Legal Proceedings", settlement agreements have now been filed with the court relating to those actions.

     In April 2000, the agreement with GTECH was terminated and, in July 2000, discussions regarding a new agreement were discontinued. Prior to the discontinuation of discussions, the Company was restricted from aggressively pursuing its other goals, especially with respect to financing, marketing of its next generation products, and development of new market areas. As a result, the Company experienced a significant negative affect on its business in 2000. However, once discussions were discontinued, we began to refocus our efforts back to our overall strategic plans as outlined in our goals for 2000.

     Subsequent to July 2000, the Company continued to explore merger, acquisition and strategic alliance discussions that resulted in the action plans described above. With respect to the sale of our Lottery Assets, the Company entered into the definitive agreement with Interlott on February 23, 2001 after several months of negotiations. If completed, the Company will receive up to $28.5 million, including cash of $13.5 million at closing (subject to closing adjustments), a deferred amount of up to $9 million, payable evenly, subject to adjustment, over five years, and an earn-out amount of up to $6 million tied to certain future revenues. The manner in which these amounts may be adjusted downward are described under "Agreement with Interlott." Under the agreement, the Company will retain its cash and all non-lottery related assets and continue to move forward with its new market opportunities, including the development of on-line lotteries. In addition, at the closing, the Company and Interlott will enter into a separate agreement pursuant to which the Company retains the nonexclusive perpetual royalty-free right to sell, lease, license, market, distribute or otherwise deal with, but not manufacture, is on-line technology which is based on claims included in the patents for on-line technology which the Company is transferring to Interlott. This technology relates to the enhancement of instant ticket vending machines in order to enable the point of sale automated on-line activation and validation of instant winner lottery tickets. This agreement is described in more detail under "Agreement with Interlott".

     During 2000, the Company implemented a new financing strategy in order to proceed with its business plans. The Company restructured its short-term debt obligations to long-term, completed a $1 million private placement, and extended its line of credit through 2003. The private placement was done with Investa AG, an international fund manager based in Europe, together with a syndicate of accredited investors, including VCI.

     Based on the completion of the agreement with Interlott, the Company is now positioned to move forward in 2001 with its plans to diversify the business and redirect its attention into these new market opportunities.

     CURRENT EXISTING BUSINESS

     Currently, On-Point designs, manufactures, sells, leases, and services high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets (the "Instant Ticket Retailer" or "ITR"), and prepaid phone card vending terminals (the "Debit Card Retailer" or "DCR"). Our ITR and DCR terminals accept bills and/or coins of various denominations; provide a secure means of product distribution; and include software, which automatically accounts for product sales and inventories. The ITR terminals have been sold or leased to state and provincial governments primarily in the United States as well as in Canada and Europe. The DCR terminals are sold or leased principally to commercial customers in the United States and, to a lesser extent, to governmental entities and their licensees in Asia and South America.

     We have three reportable business segments:

     o Instant ticket and debit card vending and dispensing products (Product Segment);
     o Financing, which we provide to our customers in the form of both operating and finance leases (Financing Segment); and,
     o Servicing, which we provide primarily to our instant ticket vending customers (Service Segment).

     The description and operating results of these segments are more fully described herein.

     ABOUT ON-POINT

     We are a Nevada Corporation organized in March 1990. Our executive offices are located at 1370 W. San Marcos Blvd, Ste 100, San Marcos, California, telephone (760) 510-4900.

     FORWARD-LOOKING STATEMENTS

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

     EXPRESSIONS. WE CANNOT GUARANTEE THAT OUR FORWARD-LOOKING STATEMENTS WILL TURN OUT TO BE CORRECT OR THAT OUR BELIEFS, PLANS, EXPECTATIONS AND ASSUMPTIONS WILL NOT CHANGE. ANY FORWARD-LOOKING STATEMENTS IN THIS RELEASE ARE MADE PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995. INVESTORS ARE CAUTIONED THAT ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE SUCCESSFUL COMPLETION OF PROPOSED FUNDING RAISES, WHICH MAY BE NECESSARY FOR US TO IMPLEMENT OUR PLANS TO DEVELOP NEW MARKET OPPORTUNITIES, CONTINUED ACCEPTANCE OF OUR PRODUCTS AND SERVICES IN THE MARKETPLACE, COMPETITIVE FACTORS, NEW PRODUCTS AND TECHNOLOGICAL CHANGES, OUR SUCCESSFUL ENTRY INTO NEW MARKETS, OUR SUCCESSFUL TRANSITION TO OUR NEXT GENERATION PRODUCT LINE, OUR ABILITY TO INCREASE OUR CUSTOMER BASE, AS WELL AS GENERAL POLITICAL AND OTHER UNCERTAINTIES RELATED TO CUSTOMER PURCHASES, OUR ABILITY TO OBTAIN THE RIGHTS TO ON-LINE LOTTERIES AND THEIR ABILITIES TO GENERATE INCOME FOR SUCH OPERATIONS, OUR ABILITY TO SUSTAIN ADEQUATE CASH FLOW FROM OPERATIONS, AND OTHER RISKS DESCRIBED IN "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT.

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

     WE MAY EXPERIENCE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND, AS A RESULT, OUR STOCK PRICE.

     In the past, we have experienced significant fluctuations in our financial results. Our revenues, capital expenditures and operating results can vary significantly due to:

     o    Our dependence on a small number of major customers;
     o    Relatively long sales cycles;
     o The unpredictable timing and amount of contracts awarded by state lotteries and telephone companies; the extended time between the award of a contract and the receipt of revenues from the sale or lease of ITR's and DCR's;
     o    Changes in customer budgets; and
     o Working capital required for manufacturing ITR's and DCR's pursuant to new orders.

     These factors may make it difficult to forecast revenues and expenditures over extended periods. Consequently, our operating results for any period could be below the expectations of securities analysts and investors. This in turn could lead to sudden and sometimes dramatic declines in the market price of our stock. Since the Company had insignificant revenue from its DCR product line in the last two years, there can be no certainty that additional revenue can be generated from this or other new product lines in the future.

     WE MAY NEED ADDITIONAL FINANCING.

     Although On-Point has restructured its debt and obtained additional equity capital, in order to successfully market its new product and develop other products, On-Point may require additional funding. Unless its new products receive early market acceptance, it may only be possible to raise additional capital on terms that are dilutive to On-Point stockholders, and future stock sales may hurt the On-Point stock price. We presently have a credit agreement which provides for a maximum borrowings of $10 million, subject to a borrowing base formula, which contains financial covenants, including a new worth covenant. Although On-Point is in compliance with all covenants, there can be no assurances that On-Point will maintain compliance with all its covenants in the future.

     OUR CURRENT BUSINESS WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF ITR'S AND DCR'S.

     If the Interlott agreement is not completed, our ability to generate additional revenues and earnings will depend upon the continuation of existing leases of ITR's and DCR's, the distribution of ITR's and DCR's in additional states and international jurisdictions, the approval of lotteries in remaining states and international jurisdictions and increased future orders of ITR's and DCR's. We cannot assure you that demand for ITR's and DCR's will continue. Any significant decline in the market for these products will affect our ability to market our products.

     OUR CURRENT BUSINESS DEPENDS ON LARGE CONTRACTS FROM A LIMITED NUMBER OF ITR CUSTOMERS.

     We have traditionally derived a significant portion of our revenues from a limited number of state lottery authorities or their representatives for the lease, sale or service of ITR's. None of our large customers has any obligation to lease or purchase additional machines from us. A loss of any of these large contracts could have a material adverse effect on our business, financial condition and results of operations. It is critical to our continued success of our existing business that we develop relationships with additional lotteries and telephone companies and that additional states authorize instant lotteries.

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

     OUR CONTRACTS WITH STATE LOTTERIES MAY BE TERMINATED WITH LITTLE NOTICE.

     Revenue from state and government-operated lotteries accounted for a substantial majority of our revenue in 2000 and 1999. Our contracts with lotteries, like government contracts in general, typically permit a lottery to terminate the contract upon 30 days written notice upon certain events. Our business would be impaired in the event of the termination of our lottery contracts. Although lease agreements cannot be cancelled without a breach, any changes in state policy on lotteries which reduces the need for new equipment could adversely affect our ability to sell or lease our terminals.

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

     THE ITR AND DCR MARKETS ARE VERY COMPETITIVE.

     The ITR and DCR markets are relatively new markets that have grown rapidly in recent years. We may not be able to compete successfully against current or future competitors, many of whom may have greater resources and experience than us. The instant ticket market also may face competition from other types of lottery and gaming products, particularly on-line lottery products. The long distance telephone market similarly may face competition from other types of communications products, including facsimile, e-mail and other on-line products. Furthermore, it may be necessary for us to expand our presence internationally or risk a competitive disadvantage relative to our competitors. We may incur substantial costs in such expansion with no assurance that we will recover those costs through increased business. In addition, increased competition could cause us to increase our selling and marketing expenses and research and development costs. We may not be able to offset the effects of any such increased costs through an increase in the number of lottery contracts and higher revenue from sales and leases of ITR's and DCR's, and we may not have the resources to compete successfully. These developments could have a material adverse effect on our business, financial condition and results of operation.

     OUR COMPETITORS MAY USE OUR FINANCIAL PROBLEMS AS A COMPETITIVE STRATEGY AGAINST US.

     In the past, competitors have used our financial difficulties in successfully competing against us. We anticipate that our continuing losses and our lack of certain liquidity may continue to place us in a competitive disadvantage, particularly in seeking lottery contracts with state or national lottery agencies.

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

     WE MAY NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL.

     As a small company with approximately 70 employees, our success depends in large part on the continued service of our key management, sales, product development and operational personnel. Except for Mr. Sandvick, we do not currently have employment agreements with any of our employees. Our success also depends on our ability to attract and retain additional personnel with a variety of skills, especially engineering and marketing expertise. Our inability to hire and retain qualified personnel would likely have a material adverse effect on our current business, any new product development efforts and future business prospects. Although we have an employment agreement with Mr. Sandvick, the agreement does not insure that he will remain in our employ.

     THE SUCCESS OF OUR INTERNATIONAL ACTIVITIES IS SUBJECT TO MANY
     UNCERTAINTIES.

     In 2000 and 1999, our sales and leases of ITR's and DCR's outside the United States represented a small portion of our total revenues. However, we intend to increase our marketing activities in international jurisdictions, including expansion into several countries. Our ability to expand our business into international markets may be adversely affected by the following:

     o    Customizing our products for use in international countries;
     o    Longer accounts receivable payment cycles;
     o    Difficulties in managing international operations;
     o Availability of trained personnel to install and implement our systems;
     o    Exchange rate fluctuations;
     o    Political instability;
     o    Tariffs and other trade barriers;
     o    Potentially adverse tax obligations;
     o    Restrictions on the repatriation of earnings; and
     o The burdens of complying with a wide variety of international laws and regulations.

     In addition, the laws of some countries do not protect our intellectual property rights to as great an extent as the laws of the United States. Such factors could have a material adverse effect on our international revenues and earnings and our overall financial performance.

     OUR INDUSTRY IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION THAT COULD REDUCE THE MARKET FOR OUR PRODUCTS OR INCREASE OUR COSTS.

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

     FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. This is particularly true due to our relatively small number of stockholders and the resulting low trading volume of our common stock in the public market. These factors, together with the low price of our common stock, also could make it more difficult for us to raise funds through future offerings.

     AGREEMENT WITH INTERLOTT

     On February 23, 2001, we entered into the asset purchase agreement with Interlott. The asset purchase agreement was filed as an exhibit to our Form 8-K, with an event date of February 23, 2001. The following is a summary of the asset purchase agreement, but this summary is qualified in its entirety by reference to the full text of the asset purchase agreement.

     TERMS OF THE ASSET PURCHASE AGREEMENT. Pursuant to the asset purchase agreement, we are to sell to Interlott all of our lottery assets. These assets include:

     o Our agreements with the lotteries in four states and two foreign countries pursuant to which we lease and service high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets.
     o    Our contractual rights under our agreements with our distributors.
     o    Our inventory and equipment relating to the lottery business.
     o    Our accounts receivables relating to the lottery business.
     o Our intellectual property rights relating to the lottery business, including our patents, our trademarks and the name "On-Point."
     o Our leases for our facilities relating to the lottery business, but not the lease for our corporate headquarters.

     In consideration for the transfer of the lottery assets, Interlott is to pay us:

     o    $13.5 million, subject to adjustment, at the closing.
     o A deferred payment of $9.0 million, subject to adjustment, payable over a five-year period.
     o An earnout of up to $6.0 million, based on Interlott's revenue from the sale of our lottery products.

     Interlott has agreed to assume our obligations that arise after the closing under the contracts that it assumes, but only to the extent that the obligations do not arise from a condition which existed on the closing date. We will continue to be responsible for those liabilities that existed on the closing date.

     ADJUSTMENTS TO THE PURCHASE PRICE; DEFERRED PAYMENT AND EARNOUT. The $13.5 million payment that is due on the closing date is subject to upward or downward adjustment to the extent that our accounts receivables and inventory which are transferred to Interlott at the closing date have a value which is greater or less that $5.0 million. The adjustment is a dollar-for-dollar increase or reduction in the payment due on the closing date, based on a final audited balance sheet that will be prepared as of the closing date.

     Interlott has also ageed to pay us $9.0 million as a deferred payment. This deferred payment is payable at the rate of $150,000 per month during the five-year period commencing with the first full month following the closing. However, the amount of each payment to us is subject to adjustment. The asset purchase agreement sets forth benchmark gross profit levels from revenue derived from a combination of contract extensions and new orders from our existing lottery clients. These gross profit levels are cumulative from the beginning of the five-year period. We will receive the full $150,000 payment monthly payment only as long as Interlott's cumulative gross profit from these contract extensions or new contracts equals or exceeds the cumulative benchmark gross profit level. If the cumulative gross profit is less that the benchmark cumulative gross profit, the $150,000 is subject to reduction in accordance with the formula. If, during the five-year period when the deferred payment is being made, Interlott's gross profit from these sales subsequently reaches or exceeds the benchmark cumulative gross profit level, we will recover any previous reductions taken from the monthly payments. We cannot assure you that we will collect all or any significant portion of the $9.0 million deferred payment.

     Interlott also agreed to pay us an earnout of a maximum of $6.0 million. The earnout is payable in two stages during the five years following the closing date. In the first stage, for which the maximum earnout is $3.0 million, we receive 10% of Interlott's gross revenue from new sales and leases of PlayPoint, CounterPoint and other of our lottery equipment. The second stage begins after we have received $3 million from Interlott's gross revenue from these products. In the second stage, we are entitled to receive 10% of Interlott's gross revenue only from new sales and leases of CounterPoint products during the remainder of the five-year period. If Interlott generates revenue from these products and the revenue is used in the calculation of the deferred payment, which is described in the previous paragraph, we are not entitled to a payment under the earnout from that revenue.

     ON-LINE TECHNOLOGY AGREEMENT. Pursuant to the asset purchase agreement, we will transfer to Interlott our patents and technology relating to our on-line technology. At the closing, we will enter into an on-line technology agreement, pursuant to which:

     o We retain the nonexclusive perpetual royalty-free right to sell, license, market, distribute or otherwise deal with, but not manufacture, our on-line technology which is based on claims included in the patents for on-line technology which are transferred to Interlott. This technology relates to the enhancement of instant ticket dispensing in order to enable the point of sale automated on-line activation and validation of instant winner lottery tickets.
     o Interlott also has the right to market the on-line technology and will be the exclusive manufacturer of products incorporating the on-line technology.
     o Interlott is to pay us a royalty based on Interlott's gross profit generated from the sale or lease of products that utilize the on-line technology. The percentage royalty payable by Interlott ranges from 2.0% to 7.0% depending on Interlott's gross margins from those products.
     o Interlott is to agree not to activate the technology on any products unless the end users agree to pay us a royalty equal to one-half of one percent of revenue derived from the use of the on-line technology.

     NONCOMPETITION AGREEMENT. At the closing, we and Mr. Frederick are to enter into an agreement not to compete with Interlott during the five-year period following the closing. The noncompetition agreement does not, however, prohibit us or Mr. Sandvick from owning or operating lotteries.

     INDEMNIFICATION PROVISIONS. Pursuant to the asset purchase agreement, we make representations and warranties concerning our financial statements, the operation of our business, the property, including intellectual property, owned by us, our compliance with applicable law and agreement to which we are a party and other matters relating to our business. With certain exceptions, our maximum liability to Interlott in the event that Interlott incurs any damage as a result of our breach of the representations and warranties is limited to $2 million from the payment made at closing. There is no limit to the potential amount that can be offset against the deferred payment or earnout.

     CLOSING CONDITIONS. The closing of the agreement is contingent upon satisfaction of closing conditions, including the absence of any material adverse change in our business and our delivery of opinions of counsel and an officer's certificate, the release of liens on the assets sold to Interlott and stockholder approval of the asset purchase agreement. Each party has the right to waive any of the conditions to its obligation to close.

     Our lottery contracts are with state and foreign lottery agencies. The assignment of these contracts pursuant to the asset purchase agreement requires the consent of the agency. One of the conditions to Interlott's obligation to close is our having obtained all necessary consents. Our failure to obtain necessary consent may impair our ability to complete the sale.

     The asset agreement gives Interlott the ability to terminate the agreement if it does not obtain financing for the acquisition or if, as a result of its due diligence subsequent to the execution of the asset purchase agreement, it elects not to proceed. However, we will receive the $1.5 million escrow deposit if:

     o Interlott terminates the asset purchase agreement solely because of its dissatisfaction with its due diligence investigation as long as we have provided Interlott with the opportunity to conduct due diligence as required by the asset purchase agreement.
     o Interlott terminates the asset purchase agreement solely because of its not having obtained financing satisfactory to it.
     o Interlott terminates the asset purchase agreement solely for the two reasons described above.

OUR REPORTABLE BUSINESS SEGMENTS FOR OUR CURRENT BUSINESS

On-Point currently has three reportable business segments: Products; Financing; and Service. On-Point markets, manufactures and sells products to two industry sectors: (1) State and foreign lotteries and (2) commercial customers. A discussion of Company products in each industry sector follows:

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

     As of December 2000, lotteries were operated in 37 states, the District of Columbia and five provinces of Canada. Lotteries are also operated in Europe, Asia, Central America and South America. Government lotteries can be categorized into three principal groups: the traditional draw-type games, on-line games and "instant" ticket games. Traditional lotteries, in which drawings are held once a week, while popular abroad, are rare in the United States. On-line varieties generally refer to computerized games such as lotto and daily pick 3/4/5/6 games, in which players make their own selections. Alternatively, they involve low-stakes video gambling, such as poker, blackjack, bingo and keno. Instant ticket games consist of preprinted tickets in which players scratch off a coating or pull off tabs to determine whether they have purchased a winning ticket.

     On-line lotteries generate significantly more revenue than both the draw-type and instant ticket games. We estimate from industry reports that on-line ticket sales account for approximately 55% of total U.S. lottery sales and that scratch-off games (the type of instant winner game predominantly used by state lotteries) hold an approximate 45% market share. The instant ticket games' market share has increased over the past several years as lottery organizations have realized that the more instant games being sold at one time increases sales. Some states currently offer more than 30 different games simultaneously. Of the states conducting instant ticket lotteries, 29 currently use terminals to dispense instant tickets. Traditionally, instant winner tickets had been manually dispensed by the retailer. This distribution method, in addition to being labor intensive, requires the retailer to maintain rigorous inventory, accounting and security controls, because the tickets are treated as cash equivalents. Our ITR terminals provide additional security and automate these procedures, resulting in greater efficiencies and flexibility to offer multiple games simultaneously.

     Recent advances in print technology have improved the security of Pull Tab tickets to the levels demanded by the lottery industry. As a result several U.S lottery jurisdictions have introduced Pull Tab ticket games. On-Point's PTR terminals and Versatile Ticket Retailer ("VTR") terminals, which dispense both instant tickets and pull tab tickets, bring the same benefits of increased security, automated accounting and enhanced promotion at the point of sales to Pull Tab tickets as the ITR terminals have provided to instant tickets. During 2000, we did not sell any PTR or VTR terminals and, to date, this market has been limited.

     INSTANT TICKET RETAILER From its inception through December 31, 2000 , On-Point has sold or leased approximately 16,000 ITR terminals, of which approximately 950 were sold or leased during 2000. Since the time we received our first contract from the State of Virginia in 1991, we have since signed contracts to provide terminals to numerous state lottery customers including California, Missouri, Washington, Pennsylvania, New York, Illinois, Connecticut, the Provinces of Ontario and Quebec, and other foreign countries. We also have a contract to provide terminals to the French Lottery, the largest instant ticket lottery in the world, to provide for up to 2,500 terminals, and have already shipped 1,050 terminals through December 31, 2000 pursuant to the contract. The French contract provides for up to $10 million in revenue from 1999 to 2002. The ITR terminals have been placed in supermarkets, convenience stores, bowling alleys, restaurants with bars, and other locations. We also may enter into service contracts in connection with sales of ITR terminals pursuant to which it receives monthly maintenance fees (see "Service Segment" herein).

     ITR LOTTERY TERMINALS In 1990, On-Point introduced the ITR-7000 terminal, which was replaced with the upgraded ITR-7500 in August 1992. This series of products has been installed at sites throughout the United States. In 1995, we introduced an esthetically updated ITR-8500 terminal. In 1996, On-Point developed the first 12-game ITR terminal and developed the 8 game slim-line terminal (which dispenses 8 games in a terminal that requires half the retail space of previous 8 bin models). During 1997, as a result of the average mean time to failure rate of our dispenser being in excess of nine years, we were able to initiate a program of retrofitting older terminals to incorporate new technologies. During 1998, On-Point began shipments of its ITR-8500SL terminal, which can vend as many as 15 instant ticket games in a smaller footprint than its previous 12-game model.

     In 1999, On-Point introduced its next generation of lottery products. Depending on market acceptance of these new products, we intend to transition the marketing of our lottery products to include not only our existing ITR technology but the new PlayPoint technology. We plan to continue offering the existing models wherever the new PlayPoint technology is not considered to be an advantage or where lotteries may want the existing models. However, management believes PlayPoint will be superior to any existing model and, therefore, be the preferred model of choice by the lotteries in the future. PlayPoint will provide advanced electronic, software, communication and dispensing capabilities as well as new ergonomically designed features. PlayPoint will be capable of dispensing both instant tickets and pull-tab tickets. PlayPoint will also be capable of dispensing up to 24 instant ticket games, another industry first for dispensing technology. In 1999, On-Point also introduced CounterPoint, our new instant ticket dispensing product that is uniquely suited for retail countertop installation. Management believes PlayPoint and CounterPoint have superior features to any existing model. During 2000, we continued to industrialize the PlayPoint and CounterPoint products and began significant field testing of the products. Although initial responses have been positive, no assurances can be given to the ultimate market acceptance of the new models.

     We believe that lottery terminals substantially expand the market for retail sales of instant winner lottery tickets, in that they are designed to streamline and enhance the operation and marketing of instant winner tickets by providing greater opportunity for the impulse purchase. The lottery terminals are designed to provide secure, high visibility points of presence at the point of sale while using a minimum of floor space. The terminals are available in several models, which house four to twenty-four games. All models accept bills in $1, $5, $10, and $20 denominations and can be manufactured to accommodate coins or foreign currency.

     The customer inserts cash into the terminal, receives credit, and then selects from among any or all of the games offered by pressing the button located immediately under the appropriate ticket display. The terminals generally dispense either a single ticket or a string of uncut tickets, which move past a window, allowing the customer to view the purchase. Based on our knowledge and experience we believe that customers prefer to see the actual tickets being dispensed. On-Point's patented Windows feature is unique in this regard among similar products available to lottery jurisdictions. Our lottery terminals incorporate other patented features designed to enhance the likelihood of impulse purchases of game tickets.

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

COMMERCIAL PRODUCTS

     Currently the only commercial product manufactured and marketed consists of DCR vending machines, marketed principally for the resale of prepaid phone cards. As a result of On-Point's primary focus in the last several years into the development of its next generation lottery products, On-Point has not aggressively pursued the development or sale of other products. However, On-Point has begun plans to begin strategically evaluating this area further and to leverage its existing technology wherever feasible to develop other commercial products.

     THE PHONE CARD INDUSTRY. Prepaid phone cards are sold by telephone companies worldwide. These cards contain a pre-programmed amount of credit and can be inserted into certain pay telephones. The customer can use all or a portion of the credit on the card to make telephone calls. These card-receptive pay telephones do not hold cash, thus eliminating security or internal theft concerns for the owners of the telephones. The cards are either disposable or reusable and are sold in varying denominations. In the United States the industry is still in the early growth stages and card reader telephones are not in abundance. Therefore, most of the prepaid calling cards in use in the United States use an "800" number that is called for verification of the card by entering a PIN number located on the card.

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

     It is our understanding that public awareness of prepaid phone cards was minimal in the early 1990's, but increased dramatically thereafter. We believe dispensing machines became an important element of the distribution network of prepaid phone cards by the mid-1990's, providing visual recognition and 24-hour convenient access to the product. An important aspect of the vending machine is that its design must promote product awareness to effectively sell cards, not merely dispense them. In 1997 we repackaged our DCR technology into a new cabinet styling. In 1998 we expanded our DCR product line to include 3 and 8 card terminals in response to the specific application needs of our customers. However, because of the diminishing demand for these types of new high-security vending terminals in 1998, partly due to saturation of the machine base by that time and the entry into the market of lower-cost and lower-featured vending machines from competitors, the Company redirected its efforts beginning in 1998 away from any significant further development or marketing in this area.

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

     In addition to prepaid phone cards, there are many other debit cards, which can be dispensed using the DCR terminal, including bus and subway passes. Several countries have begun using a multi-purpose debit card to provide easy access to pay telephones, gasoline pumps, subway passes, and bus passes. On-Point has provided terminals to both Hong Kong and Brazil that dispense such multi-purpose cards, or different types of cards or passes, including "smart cards".

     DEBIT CARD RETAILER In 1993 On-Point recognized the potential to utilize its lottery technology in the evolving prepaid phone card industry and developed its DCR-2000 debit card vending machine. Most of the Company's revenues in this market were generated between 1993 and 1998. To date, these terminals have been placed in many different types of establishments where there is a market for prepaid phone or debit cards. However, as additional companies have deployed similar machines, the market for new machines has diminished. In addition, since management did not expect this market to be significant in the future, it has focused most of its development and marketing efforts in the Lottery market over the past few years. As a result, Company sales of DCR products and services totaled only $36,000 and $660,000 for the years ended December 31, 2000 and 1999 respectively. Those sales were primarily to foreign customers in each year.

     THE DCR TERMINAL Similar to the lottery terminals, the DCR terminal is designed to provide high security and high visibility using a minimum of floor or counter-top space. The terminals are available in several models, which house either one, two or more bins and are able to accept various denominations of foreign and domestic currency. The terminals can be manufactured to accommodate coins and to make change. The customer inserts a bill or coin into the DCR terminal, receives credit, and then selects the denomination of prepaid phone card or other card/pass by pressing the button located immediately under the appropriate card display. The terminal dispenses a single card to the buyer.

     Each card dispenser in a DCR terminal stores approximately 400 cards, depending on the thickness of the cards, thus providing a maximum capacity of about 1,600 cards in our 4-card terminal. As with the ITR terminal, the DCR machine includes a display that shows instructional and promotional messages and can also be equipped with the "Grabber," a multi-color LED sign, which is mounted on top of the terminal and includes a built in memory. A customized message typically is input prior to installation of the terminals. These messages can be changed on site using a hand-held remote control or loaded from a remote site with our optional "Shadow" communication program.

     Management believes that the DCR market, much like the lottery ITR market, has become extremely competitive. In addition, technological advances may modify the market over the next few years. During 1999 and 2000 management underwent a reevaluation process for the potential of the DCR market both domestically and internationally. As a result of our focus primarily on our next generation lottery products, no significant developments were made to the DCR products in 1999 or 2000 and sales decreased. We plan to continue our evaluation of the DCR products in 2001. As a result of a DCR customer liquidating in 2000 as a result of a bankruptcy, the Company has re-acquired a substantial number of its DCR terminals previously under lease with the customer. Management is evaluating the best method to maximize the revenue potential of redeploying this equipment, including sales, leases, and strategic revenue sharing arrangements for these terminals.

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

In September 1999, On-Point formed e-Point Technologies, Inc. (e-Point), a wholly owned subsidiary, for the primary purpose of developing a more defined business strategy for this area of the market. The initial focus of e-Point has been to develop the launch of e-Cel, a process for prepayment of cellular phone airtime. We initially expected the launch for e-Cel to occur in the United Kingdom by April 2000, but delays in the market and our limited capital resources, as well as our change in overall corporate strategy respecting the sale of On-Point to GTECH, terminated this project. As a result, we discontinued our efforts with e-Cel in the United Kingdom. However, during 2000 we have reevaluated this area and are moving forward with plans to develop our strategies for other automated electronic solutions in the global retail market. In that regard, we have signed a definitive agreement to acquire assets of a Web-enabled systems company in order to obtain the platform for a new machine that we would launch for this market.

FINANCING SEGMENT

On-Point currently offers in-house financing for both lottery and commercial customers under two types of contractual arrangements: Sales-type Lease Agreements and Operating Lease Agreements.

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

On-Point service technicians also perform routine preventative maintenance of machines. If required, by agreement, each terminal is subject to on-site cleaning and diagnostic testing of key components. In addition, on-site modifications or upgrades may be performed. Our administrative staff closely monitors any problems with terminals in the field. Service reports are forwarded to engineering, quality control and production on a weekly and monthly basis. The Field Service Department is also responsible for pre-installation site surveys to check for space, power, and telephone service, if required.

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

SUPPORT

MARKETING AND SALES

     On-Point markets its products domestically through an in-house marketing and sales staff and internationally primarily through distributorships. We solicit interest in the terminals primarily at trade shows and through direct contact with customers. The initial marketing package consists of product brochures and other supportive documentation, e.g., sales analysis of other customer installations. References from other customers using On-Point's terminals are routinely supplied, along with an offer to demonstrate and test the terminals. Where possible, print advertising is keyed to feature articles in trade journals, particularly advertisements targeting the market. We also provide comprehensive product information on our Web-site at www.ONPT.com.

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

     MARKETING OF DCR TERMINALS During 2000, we had insignificant marketing efforts in this area, primarily due to our focus on the development and marketing of our next generation lottery products. However, if the Company were to resume marketing efforts, there are three distinct groups of potential customers that can be targeted for the sale or lease of DCR terminals: major telephone companies, medium-sized telephone companies and long-distance resellers. To our knowledge, the major telephone companies, AT&T, MCI and Sprint, have not yet implemented any significant marketing plans involving the use of vending terminals to distribute prepaid phone cards on a large-scale basis. However, the medium-sized telephone groups have been pursuing vending contracts for prepaid phone cards. Similar to the sales process with state lotteries, many of these companies seek requests for proposals from vending companies and require testing prior to awarding contracts. The contract process permits more flexibility and creativity; however, it requires greater marketing time and energy to win contracts. Long distance resellers, smaller telephone companies, and pay telephone route operators are seeking vending contracts, but these customers normally have limited capital. Our past efforts and plans required us to take significant risks because of the limited credit history and stability inherent in an evolving industry. As a result, the Company suffered from customers' inability to pay. Our future efforts will be limited to vertical distributorship and joint venture relationships that will provide more limited credit exposure; however, there can be no assurance that we will be successful in developing these relationships.

     INTERNATIONAL MARKETING Internationally, lottery authorities and foreign telephone companies do not typically use a formal bidding process, but rather negotiate proposals with one or more potential vendors. In 2000 and 1999 we delivered terminals to various lotteries and telecommunication service providers for market testing. Nonetheless, our foreign operations are relatively small, and no assurance can be provided that a meaningful international market for our terminals will develop. In June 1995 we entered into a distributor agreement with a Brazilian corporation to distribute our products on an exclusive basis in Brazil that was subsequently terminated in 1999. In December 1997 we entered into a distributor agreement with Editec, a French Corporation, to distribute On-Point's products on an exclusive basis throughout most of Western Europe. Pursuant to this arrangement, On-Point has delivered over 1,000 ITR terminals to the French Lottery, the largest deployment of such machines outside the United States.

RESEARCH AND DEVELOPMENT

     General research and development expenditures totaled $1.0 million and $.7 million in 2000 and 1999, respectively. The 2000 and 1999 expenditures were primarily directed towards the development of PlayPoint together with the associated development of On-Point's first counter-top dispenser, CounterPoint. PlayPoint features advanced electronic, software, communication and dispensing capabilities. We believe that our recently developed dispensing system, which will be incorporated into PlayPoint and CounterPoint, is the most advanced, space efficient and cost effective dispenser of instant tickets in the world. In addition, the PlayPoint cabinet has been ergonomically designed to not only generate increased impulse purchasing desires, but to fully comply with all ADA established guidelines.

     Patents have been filed and/or received for PlayPoint's and CounterPoint's proprietary features. These include:

     PlayPoint Enclosure Design, 3345-2230 - awarded July 11, 2000, D-428,060 On-Line Instant Ticket, Patent 5,772,510 - awarded June 1998

     Other patents filed through December 2000 but still pending:

     o    Ticket Dispenser and Vending Machine, 3345-2130

     o    Ticket Distribution System and Method, 3345-2140
     o    Ticket Dispensing Module and Method, 3345-2170
     o    Gaming Device and Method, 3345-2180
     o    Ticket Dispensing Device, Installation and Displays, 3345-2210
     o    CheckWriter Design, 3345-2212

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

     None of On-Point's general research and developments costs was borne directly by our customers. On-Point's research and development department, augmented by contract employees, designs hardware and software for new products, and maintains hardware and software support for existing products. Software is continually enhanced to satisfy customer requests. Many new features have evolved from the sales process (e.g., access code requirements, security features such as alarm and theft detection, report capabilities, and display features). Once developed, these features generally are incorporated as standard items in the product line. Software upgrades have included diagnostics for field service and memory management and configuration control. Hardware enhancements included features to provide local control, remote control, field upgrade expansion, and memory upgrades for software and data storage. Other hardware developments have focused on the physical size, look and ergonomics of the machines, and conformance with the requirements of the American Disabilities Act.

MANUFACTURING AND SUPPLY

     On-Point's lottery and DCR terminals are designed in a modular form to facilitate manufacturing assembly and serviceability. We use vendors to manufacture and supply some components and sub-assemblies, including the bill acceptor and electronic modules. Final assembly and quality control of the terminals is performed by Company personnel at its San Marcos facility. Key vendors include California Chassis, which currently produces cabinets and Mars Electronics, which currently provides the majority of the bill acceptors. Although components and parts are available from multiple sources, the loss of any key vendors would have a significant impact on On-Point or its operations.

EMPLOYEES

     As of March 1, 2001, On-Point had 71 full-time employees, of whom 10 were in executive or administrative positions, 12 in quality control and production, 2 in research and development, 43 in field service, 3 in the warehouse and 1 in maintenance. In addition, we employed 12 people on a part-time basis in the field service department. None of our employees are currently represented by a union, and we believe that relations with our employees are good.

FACILITIES

     On-Point occupies approximately 32,000 square feet of space in San Marcos, California. The premises include office, manufacturing and warehouse space. We currently pay monthly rent of $18,196 for this space. This lease terminates January 31, 2009. We believe that current facilities are adequate to meet our anticipated needs through the term of the lease.

OTHER BUSINESS INFORMATION

BACKLOG

     On-Point's potential backlog of orders at December 31, 2000 totaled approximately 1,500 ITR's. The backlog consists of contracts awarded, which determines the pricing for a maximum number of units which may be purchased over the term of the contract, usually three - five years. The rate at which we receive orders from customers is affected from time to time by the nature of our market. State lottery authorities are allocated budgets on an annual basis, and their desire and ability to order products from vendors, including On-Point, can be affected by the status of the budgetary process at any given time. For example, a lottery which has not spent its budget as the end of a budgetary year approaches may be encouraged to place orders with vendors, whereas a lottery which has exhausted its budget may not be able to place orders until the beginning of a new budgetary year.

COMPETITION

     On-Point believes that it has established a reputation for providing quality terminals and service. As a consequence, we have been able to secure contracts in eleven states, in the Provinces of Ontario and Quebec, the country of France and other foreign countries. In addition, we generally enjoy repeat or renewal orders from existing customers and are conducting tests with overseas lottery organizations. Interlott Technologies, Inc. ("ILI") has sold or leased machines in twenty-two states, while the next largest current competitor, International Products of America, has sold machines pursuant to a contract with one state. Nevertheless, a substantial risk of new market entrants by domestic and foreign competitors exists. The instant ticket market may also face competition from other types of lottery products.

     In the United States, the prepaid phone card and, more generally, the debit card market involve a number of machines for many small to med-sized privately-held companies. Consequently, it is difficult to identify all the competitors in this market. Although we believe we have developed a product with some of the best features in the market, there are many lower-cost, lower featured products that have had more recent success in selling to the industry. At present, our principal competitors are ILI, VendTek and Opal, in addition to a number of smaller vending machine companies. There is also a substantial risk of additional market entry by domestic and foreign competitors, especially if the United States customer's response to the use of debit cards and pre-paid phone cards is favorable. The prepaid phone card and debit card market may also face competition from other types of products.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     On-Point leases a 32,000 sq ft facility at 1370 West San Marcos Blvd., San Marcos, California, where its executive offices, manufacturing, research and development and primary warehouse facilities are located, pursuant to a lease that expires in 2009. The current annual rent for this facility is approximately $220,000, which is subject to annual increases. On-Point also leases warehouse, office and repair facilities in Syracuse, New York, Arnold, Missouri, and Richmond,Virginia. On-Point believes that its present facilities are adequate for its present requirements and that additional space is readily available if it is required.

ITEM 3. LEGAL PROCEEDINGS

     On-Point is a party to legal proceedings in the ordinary course of its business; the most significant of which are described below.

     On January 14, 2000, an action was filed against On-Point and its directors on behalf of a stockholder in Superior Court of California, County of San Diego. The action alleges that the consideration to be paid by GTECH for all of On-Point's stock was inadequate and that the directors breached their fiduciary duties relating to the proposed sale of On-Point to GTECH. On-Point denied all claims and the class voluntarily dismissed the action in 2001.

     On April 20, 2000, a shareholder class action was filed against On-Point and Frederick Sandvick in the U.S. District Court, Southern District of California. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that On-Point violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, have all been consolidated before the same judge. The defendants have entered into amended settlement agreements with the class, and the court is currently considering the parties' request to approve the amended settlement agreements. On-Point and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the case quickly is in the best interests of the Company in order for management to more effectively proceed with its strategic business plans. Under the settlement agreement, On-Point would be permitted to issue shares equal to $1 million in value on the date the shares are required to be issued to the class, which is estimated would occur within six months.

     On April 21, 2000, an action was filed against On-Point in U.S. District Court, Southern District of Ohio, by Interlott. The action alleges that On-Point breached a Settlement Agreement and Mutual Release dated May 30, 1991 with ILI in that On-Point was using elements of ILI's technology in On-Point's new PlayPoint technology. We believe ILI's suit to be without merit. The case has been temporarily stayed by order of the court due to the pending transaction to sell the Company's Lottery Assets to Interlott.

     On January 11, 1999, On-Point filed an action against Solutioneering, Inc. in Superior Court of California, County of San Diego. A first amended complaint of said action was filed on February 9, 1999. The action arises from the lease to Solutioneering of a total of 2,193 prepaid phone card vending terminals under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, we asserted that Solutioneering had breached the Agreement and claimed damages of approximately $9 million. Solutioneering subsequently sought bankruptcy protection in 1999 and was liquidated by the bankruptcy court in mid-2000. The financing lender to Solutioneering raised a claim that it had a priority security interest over the leased machines ahead of On-Point based on the allegation that On-Point sold the machines to Solutioneering rather than leased the machines. Subsequent to the financing lender's assertion, On-Point and the financing lender entered into a settlement arrangement whereby the financing lender withdrew from claiming any rights to the machines in exchange for warrants to purchase up to 116,667 shares of On-Point's common stock at an exercise price of $3.75 per share for a three year period, subject to a minimum payment by On-Point of $50,000 for the buy-back of warrants to purchase 16,667 shares. As a result of the liquidation of Solutioneering, On-Point's claim against them has been rendered mute, although On-Point is evaluating whether further claims should be pursued against the former management of Solutioneering. On-Point now has clear title to all of the machines it leased to Solutioneering and is in the process of retrieving and/or selling the machines. On-Point currently has possession of approximately half of the machines and is in the process of determining the best arrangements to either retrieve the remaining machines or to enter into another arrangement for the deployment of the machines with another party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     On-Point's Annual Meeting of Stockholders was held on December 8, 2000. All of the members slated for election were elected to the Company's Board of Directors for the ensuing year (Frederick Sandvick, John H. Olbrich, Keith Cannon, and Gordon T. Graves). In addition, the following matters were acted upon:

                Matter                             Votes For     Votes Against     Abstain
                ------                             ---------     -------------     -------
          Approval of the amendment
          to the 1994 Stock Option Plan            1,885,846        372,456          8,103

          Approval of the amendment
          To the Articles of Incorporation         1,998,935        247,692         19,778

          Approval of Auditors                     2,240,262         11,255         14,888


     The amendment to the 1994 Stock Option Plan increased the number of shares of common stock authorized for issuance from .5 million to 1.5 million shares and the amendment to the Articles of

     Incorporation of the Company increased the number of authorized common shares from 6,666,667 shares to 13,333,334 shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On-Point's common stock is traded on the Nasdaq National Market under the symbol: ONPT. The following table sets forth the high and low bid prices for On-Point's common stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. All share and per share information reflects the one-for-three reverse split which became effective in November 2000.

                                  2000                             1999
                          High            Low             High             Low
- --------------------------------------------------------------------------------
     First Quarter       $8.625          $5.063          $ 7.689          $5.064
     Second Quarter      $5.438          $1.593          $10.500          $5.250
     Third Quarter       $3.000          $0.843          $ 8.620          $4.125
     Fourth Quarter      $2.906          $1.314          $ 9.000          $4.314
- --------------------------------------------------------------------------------

     The number of stockholders of record of On-Point's common stock, par value $.03 per share, as of March 1, 2001, was 290. The approximate number of beneficial shareholders was 2,400.

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

     o In July 1999, James Bouskos and Miles Scully received options to purchase 6,667 shares and 3,333 shares, respectively, of On-Point's common stock at $5.91 per share pursuant to their arrangements as Advisory Directors. The options vest in one year and expire in three years from date of grant.

     o In July 2000, Finova Mezzanine Capital Inc. received warrants to purchase 116,667 shares of On-Point's Common Stock at $3.75 per share pursuant to a settlement agreement whereby Finova withdrew its claim to a security interest in the DCR machines leased by On-Point to Solutioneering, Inc. The warrants are immediately exercisable and expire 3 years from date of issuance. Finova has the option to have On-Point buy back warrants to purchase 16,667 shares for $50,000 after 18 months of the issuance.

     o In October 2000, Investa AG, a European money management fund, received five-year warrants to purchase 33,333 shares of On-Point's Common Stock at $3.00 per share pursuant to an agreement for the placement of a $1 million equity offering. Investa exercised the warrants in December 2000 and purchased 33,333 shares for an aggregate amount of $100,000.

     o In October 2000, Questos Ltd., a consulting company used in connection with the placement of the $1 million equity offering, received warrants to purchase 66,667 shares of On-Point's Common Stock at

     $1.50 per share pursuant to an agreement for services rendered in connection with the equity placement. The warrants are immediately exercisable and expire on October 31, 2005.

     o In December 2000, Galt Asset Management, LLC, a money management fund, and certain private investors received warrants to purchase 179,167 shares of On-Point's Common Stock at $1.80 per share in connection with the extension of certain debt due from On-Point.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL On-Point's revenues through 2000 have been generated from (i) sales of vending terminals (ii) operating leases of vending terminals, (iv) financing income from sales-type leases, (iii) performance of service on vending terminals, and (iv) sales of associated parts. Our products are sold or leased to a limited number of customers worldwide. As a result, we have experienced fluctuations in our financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. Our sales cycle can, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results may be affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer's firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there has been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals require us to invest capital or otherwise finance the manufacture of the vending terminals. We have obtained the resources necessary to finance our expanding base of leased terminals over the past three years through our line of credit, existing cash flow and private placement financing.

     Over the past four years, the Company has undergone an extensive development program in accordance with a comprehensive strategic product development plan for the lottery market. The plan envisioned the development of a proprietary design for the world's first central-computer activated instant winner lottery ticket as well as the next generation of dispensing equipment for instant winner lottery tickets capable of ultimately dispensing the new ticket design. On-Point has now obtained a patent for its on-line instant ticket concepts and has finalized most of the development of its next generation lottery equipment. Its next generation equipment is now undergoing industrialization and beta tests. On-Point has expended over $5 million since it started its product development strategy.

     As a result of the tremendous focus and resources required over that period of time for the development of its new next generation lottery products, results of operations have been negatively impacted due to the expense of the development costs and the transitional impact on the Company's revenue and gross margins. In addition, the Company is in the process of restructuring its operations to accommodate its new strategic plans. This may also negatively impact results of operations during the transition period. However, management believes the long-term benefits from its development plans far outweigh the negative short-term transitional effects.

     On February 23, 2001, the Company entered into an agreement to sell its lottery assets to Interlott. This agreement is described in Item 1 under the heading "Agreement with Interlott." Since our lottery business accounted for substantially all of our business in 2000 and 1999, the discussions relating to the results of operations should be read in this context. If the transactions contemplated by our agreement with Interlott are completed, we will no longer be engaged in the business of manufacturing, selling, leasing and service of lottery vending machines and the discussion of our operations for 2000 and 1999 will not relate to our ongoing business activities.

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

     The results of operations are based, where applicable, on segment information, which is included in Note 2 of Notes to the Consolidated Financial Statements.

     As shown on the financial statements, the 2000 revenues decreased by approximately $3.2 million from 1999. The decrease was primarily due to the combination of a $1.8 million decrease in product sales and a $1.2 million decrease in financing revenue resulting from a decrease in the number of new units leased or renewed. The product mix among segments is dependent upon new product orders received, which may vary from year to year, based on which lotteries place new requests for bid and on our competitive success. The reduction in revenues was primarily due to the impact of the transitional phase of the Company's product line. As explained above, the Company is transitioning into its next generation lottery products which has required it to focus most of its efforts into the marketing, industrialization and beta testing of these products, thereby negatively impacting revenues until the new products have been accepted by the industry.

     Cost of sales, as a percentage of sales, increased by 1% from 83% in 1999 to 84% in 2000 due to the combination of the following: (1) product cost of sales as a percentage of revenues decreased 3 percentage points, from 84% in 1999 to 81% in 2000; (2) financing cost of sales increased 11 percentage points, as a percentage of revenues, from 70% in 1999 to 81% in 2000; and
     (3) service cost of sales increased 1 percentage point as a percentage of revenues from 86% in 1999 to 87% in 2000. Product cost of sales increased as a percentage of sales due to a combination of lower margins on ITR units resulting from competitive bidding pressures on new units sold, and increased depreciation expense associated with the assets under lease with Solutioneering more fully described below. Financing costs as a percentage of sales increased due primarily to the decrease in revenue recognized during 2000 as compared to 1999. Service costs decreased as a percentage of sales due to a combination of renegotiated contract pricing and of economies achieved from a preventative maintenance program initiated in 1997. Future gross margins will be affected by competitive bidding requirements, quantities of units in production, transitioning of On-Point's existing products to its next generation products, and available resources. Future margins could be adversely impacted by higher costs during the initial production runs of On-Point's next generation lottery products should the products gain market acceptance. However, we developed the next generation lottery products with a view to gaining greater market share and ultimately achieving better gross margins. The next generation lottery products were unveiled in 1999 and On-Point has initiated its marketing efforts to gain market acceptance of the new products.

     Included in cost of sales in 2000 and 1999 is depreciation of $353 thousand and $741 thousand, respectively, from non-performing equipment previously held under lease by Solutioneering (see Note 7 of Notes to Consolidated Financial Statements). These non-cash charges were significant reasons for decreased gross margins in both years. During 1999, On-Point filed an action to recover amounts owed by Solutioneering and, subsequent to the action, Solutioneering filed for creditor protection under the U.S Bankruptcy Code. In 2000, On-Point obtained the rights to recover all the equipment held under the lease with Solutioneering so the equipment can be redeployed or sold to other customers. To date, about half of the equipment has been recovered, and we have hired a sales consultant to pursue the sale of the equipment not yet recovered. We are currently in negotiations with various third parties to recover and redeploy the equipment; however, no assurances can be given that the remaining equipment will be recovered and, if recovered, redeployed under terms favorable to On-Point. Future charges to expense will occur if the equipment is not recovered and redeployed or sold on terms favorable to On-Point.

     As a result of the decreased gross margins during 2000, gross profit decreased by $.6 million, from $2.3 million in 1999 to $1.7 million in 2000.

     Operating expenses, as a percentage of sales, increased by 13 percentage points as a result a combination of the following: (1) a $.4 million increase in selling, general and administrative expenses, and (2) a $.3 million increase in general research and development costs. The increase in selling, general and administrative expenses resulted from a combination of the following: (i) a decrease in salaries and related expenses due to reductions in corporate and administrative personnel and to reductions to the chief executive officer's salary; (ii) an increase in legal and outside professional fees for a number of litigation matters discussed herein; and
     (iii) an increase in bad debt expense. General research and development costs increased as a result of the field testing and subsequent completion of some of the overall development aspects of On-Point's next generation lottery products. We anticipate continued development efforts will be significantly reduced in 2001, although certain development efforts will continue while On-Point receives continued marketing feedback on beta test units and as On-Point continues to expand its product development efforts on other product concepts. Thereafter, the extent of On-Point's development efforts will depend on management's evaluation of the positioning of its other products.

     Total other expense increased by $761 thousand, from $533 thousand in 1999 to $1,294 thousand in 2000, resulting from the accrual of $1 million, substantially representing the estimated fair value of common stock that the Company will issue in connection with the settlement of the shareholder class actions filed against the Company in 2000. Although management believes that the shareholder actions were without merit, we believed it was best to settle the actions quickly in order not to impair the progress of the Company's strategic business plans. Other expense was also affected by increased interest expense due to increased average borrowings during 2000 and by other income of $406 thousand derived from the settlement of the termination of the proposed merger with GTECH in 2000.

     As a net result of the above-described factors, On-Point incurred a net loss of $2,824 thousand in 2000, versus a net loss of $721 thousand in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In 2000, On-Point used approximately $1.4 million of net cash provided by financing activities to fund approximately $1.1 million in operating activities and $.3 million in investing activities. In 1999, On-Point used approximately $2 million of net cash provided by financing activities to fund approximately $1.8 million provided in operating activities and $.2 million in investing activities. Working capital was approximately $6.7 million at December 31, 2000 an increase of approximately $1 million from the $5.7 million in working capital at December 31, 1999.

     In April 2000, we amended our revolving line of credit to increase our availability from $6 million to $10 million and to extend the maturity date of the loan to July 31, 2003. At December 31, 2000, On-Point had borrowed approximately $3.8 million under this Agreement which was approximately the availability at that date under the borrowing formula. The borrowing formula allows for increased borrowings as receivables, inventory and lease streams are increased. The borrowing availability under the line is subject to a number of restrictions (see Note 4 of Notes to Consolidated Financial Statements).

     During 2000, On-Point renegotiated all its short-term note obligations (see
     Note 4 of Notes to Consolidated Financial Statements). On-Point had a $1.5 million obligation with GTECH in connection with GTECH's proposed acquisition of On-Point that was reduced to $750,000 and the maturity date extended to August 15, 2002. On-Point also renegotiated $1.1 million of subordinated note obligations to certain private lenders and extended their maturity date to February 15, 2002. The $1.1 million of subordinated notes are convertible into shares of On-Point's common stock at a conversion price of $1.50 per share.

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

     Further, in order to proceed with the Company's plans to develop on-line lotteries and solutions for high-volume, cash-oriented transactions, On-Point will need to seek additional financing for those businesses. If the Company sells its lottery assets pursuant to its agreement with Interlott, the Company would have the necessary funding to proceed with certain of its new market opportunities regardless of additional outside funding availability.

YEAR 2000 COMPLIANCE The Company's process for becoming Year 2000 ("Y2K") compliant has been to perform an ongoing comprehensive study and review of computer hardware, software and systems, both internal and external, and non-computer related systems, which may be affected by certain computerized functions. The Company completed this process in preparation for Y2K issues, prior to the end of the year. As of December 31, 2000, the Company is not aware of any Y2K problem in any of our corporate applications, significant service providers, vendors, suppliers, subcontractors, financial institutions, consultants, various government agencies or non-information technology/embedded systems. However, the success to date of our Y2K efforts and the efforts of third party vendors or business partners cannot guarantee that there will not be a material adverse effect on our business should a Y2K problem manifest or become apparent in the future.

The costs of expected modifications were estimated to be minimal and immaterial. For the year ended December 31, 1999, approximately $105,000 was charged to expense related to this issue. No significant costs were incurred in 2000 and no significant costs are expected to be incurred in 2001.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT
                               ------------------

To the Board of Directors and Shareholders of On-Point Technology Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of On-Point Technology Systems, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of On-Point Technology Systems Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, refer to above, present fairly, in all material respects, the consolidated financial position of On-Point Technology Systems, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Rothstein, Kass & Company, PC
Roseland, New Jersey
March 12, 2000

                          INDEPENDENT AUDITORS' REPORT
                               ------------------

To the Board of Directors and Shareholders of On-Point Technology Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of On-Point Technology Systems, Inc. and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of On-Point Technology Systems, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of On-Point Technology Systems, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
San Diego, California
May 27, 2000

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000

Thousands of dollars, except share amounts                                 2000
                                                                           ----
Assets
Cash and cash equivalents                                              $    139
Accounts receivable, net                                                  1,406
Inventories                                                               5,907
Net investment in sales-type leases                                       1,189
Other current assets                                                         54
- --------------------------------------------------------------------------------
Total current assets                                                      8,695
- --------------------------------------------------------------------------------
Plant, property and equipment, net                                          296
Net investment in sales-type leases                                       2,352
Property under operating leases, net                                        601
Property, previously under lease agreement with                           1,825
  Solutioneering, net
Other assets                                                              2,174
- --------------------------------------------------------------------------------
Total assets                                                           $ 15,943
================================================================================

Liabilities and shareholders' equity
- --------------------------------------------------------------------------------
Accounts payable                                                       $  1,553
Accrued expenses and current liabilities                                    517
- --------------------------------------------------------------------------------
Total current liabilities                                                 2,070
- --------------------------------------------------------------------------------
Long-term debt                                                            5,766
- --------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock, no par value, 2,000,000 shares
      authorized, no shares issued or outstanding
    Common stock, $.03 par value, 13,333,334 shares
      authorized, 4,305,496, issued and outstanding                         129
    Shares to be issued                                                     950
    Additional paid-in capital                                           33,124
    Accumulated deficit                                                 (26,096)
- --------------------------------------------------------------------------------
Total shareholders' equity                                                8,107
- --------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 15,943
================================================================================

    See accompanying notes to consolidated financial statements.

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

================================================================================
                                                       2000           1999
                                                       ----           ----
- --------------------------------------------------------------------------------

Thousands of dollars/shares, except per share amounts
- --------------------------------------------------------------------------------
Revenues                                              $ 10,293         $ 13,481
Cost of sales                                            8,586           11,144
- --------------------------------------------------------------------------------
Gross profit                                             1,707            2,337
- --------------------------------------------------------------------------------
Operating expenses:
    Selling, general and administrative                  2,176            1,801
    Research and development                             1,061              724
- --------------------------------------------------------------------------------
Total operating expenses                                 3,237            2,525
- --------------------------------------------------------------------------------
Loss from operations                                    (1,530)            (188)
- --------------------------------------------------------------------------------
Other expenses (income):
    Interest expense                                       739              519
    Income related to merger termination, net             (406)
    Shareholder class action settlement                  1,000
    Other                                                  (39)              14
- --------------------------------------------------------------------------------
Total other expenses                                     1,294              533
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
Net loss                                              $ (2,824)        $   (721)
- --------------------------------------------------------------------------------

Basic and diluted loss per share:
      Loss per share                                  $  (0.78)        $  (0.21)
- --------------------------------------------------------------------------------
      Weighted average shares                            3,623            3,397
================================================================================

See accompanying notes to consolidated financial statements.

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                                        --------------------------------------------------------------------------
                                           Common Stock           Shares     Additional
                                        -------------------        to be      Paid-in     Accumulated      Total
Thousands shares/dollars                Shares      Amount        issued      Capital         Deficit
- ------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1999               3,365      $    101                   $ 31,256     ($22,551)     $  8,806
- ------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants                 20             1                        119                        120
Exercise of stock options                  37             1                        115                        116
Issuance of stock options and
  warrants for services provided                                                   100                        100
Net loss                                                                                       (721)         (721)
- ------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999             3,422           103                     31,590      (23,272)        8,421
- ------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants                183             5                        365                        370
Issuance of common stock, net
  of issuance cost of $208                700            21                        944                        965
Issuance of stock options and
  warrants for services provided                                                    28                         28
Issuance of stock warrants for
  acquisition of equipment                                                          52                         52
Issuance of stock warrants for
  financing costs                                                                  145                        145
Shares to be issued in connection
  with class action settlement                                       950                                      950
Net loss                                                                                     (2,824)       (2,824)
- ------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2000             4,305      $    129      $   950      $ 33,124     $(26,096)     $  8,107
- ------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

THOUSAND OF DOLLARS                                       2000          1999
- --------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                            ($2,824)     ($  721)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                       1,015        1,921
      Issuance of stock options and warrants for
        services provided                                    28          100
      Stockholder class action settlement                   950
      Provision for doubtful accounts                       180         (281)
      Changes in operating assets and liabilities:
         Accounts receivable                               (701)       2,143
         Inventories                                        882       (2,634)
         Other current assets                               145          (77)
         Other assets                                      (332)      (1,196)
         Accounts payable                                  (240)         603
         Accrued expenses                                  (189)      (1,666)
- --------------------------------------------------------------------------------
Net cash used in operating activities                    (1,086)      (1,808)
- --------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of plant, property and equipment              (37)        (445)
    Net investment in sales-type leases                      68
    Investment in property under operating leases          (332)         256
    Loss on fixed asset disposals                                         35
- --------------------------------------------------------------------------------
Net cash used in investing activities                      (301)        (154)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock upon
      exercise of warrants and options                    1,334          236
    Proceeds (payments of) from line of credit, net        (945)         858
    Proceeds from notes payable, net                        980          896
- --------------------------------------------------------------------------------
Net cash provided by financing activities                 1,369        1,990
- --------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            (18)          28
- --------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year              157          129
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $   139      $   157
================================================================================
Supplemental cash flow information:
    Cash paid during the years for interest             $   739      $   451
Supplemental disclosure of non-cash activities:
    Increase (decrease) of reserves for inventory
     obsolescence                                      ($    74)     $    96
    Issuance of stock warrants for acquisition of
      equipment and financing costs                     $   370           --
================================================================================

See accompanying notes to consolidated financial statements

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS On-Point Technology Systems, Inc. and Subsidiaries, (collectively, the "Company" or "On-Point") designs, manufactures, and services vending terminals for retail sale and leasing. The Company's Instant Ticket Retailer (ITR) product line sells or leases instant-winner lottery terminals to state and provincial governments in the United States and Canada and to foreign governments and their licensees. Its Debit Card Retailer (DCR) product line sells or leases vending machines for prepaid telephone cards and other specialty retail products generally to commercial customers in the United States and in foreign markets. On February 23, 2001, the Company entered into a definitive agreement to sell all its assets relating to its lottery business to Interlott Technologies, Inc. (Interlott). However, since the sale is subject to shareholder approval, the assets and related operations have not been shown as discontinued on the accompanying consolidated financial statements. Revenues from our lottery products accounted for substantially all of the Company's revenue during the two years ended December 31, 2000.

BASIS OF PRESENTATION On November 6, 2000, the Board of Directors of the Company approved a one-for-three reverse split of the Company's common stock. No fractional shares of common stock were issued in connection with the reverse stock split and in instances where the reverse split resulted in a stockholder becoming the holder of a fractional interest in a share, then the number of shares held by such stockholder was rounded up to the nearest whole share. The accompanying consolidated financial statements have been restated to show the effects of the reverse stock split as if the split had occurred as of the beginning of the respective periods.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of On-Point and all majority owned subsidiaries after elimination of significant intercompany balances and transactions.

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

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Accumulated depreciation and amortization are provided using the straight-line method, over estimated useful lives of 2 to 10 years. Maintenance and repairs are expensed as incurred.

PATENTS Patents are capitalized and amortized on a straight-line basis over 17 years.

LEASES Property held under lease agreements are stated at cost. Depreciation is provided using the straight-line method, over estimated useful lives of 2- 5 years.

REVENUE RECOGNITION Under provision of SFAS No. 131, On-Point has three reportable business segments: Products, Financing and Service. Segment information is included as Note 2. Revenue recognition for each segment is as follows:

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

RESEARCH AND DEVELOPMENT General research and development costs are expensed as incurred.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT Revenues from the state lotteries of Virginia and Illinois individually accounted for 16% and 39% respectively, of total revenue in 2000. Revenues from the state lotteries of Virginia, Illinois, New York and Missouri individually totaled 20%, 29%, 12% and 11% , respectively of total revenue in 1999. Foreign sales amounted to approximately $2.2 million in 2000 (22% of total revenues), substantially all of which were for shipments to the French Lottery, and $2 million in 1999 (15% of total revenues ) also most of which were for shipments to the French Lottery.

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

Options to purchase 658,680 and 733,510 shares of On-Point's Common Stock and warrants to purchase 715,834 and 526,667 shares of On-Point's Common Stock were outstanding during 2000 and 1999, respectively, but were not included in the computation of diluted EPS because On-Point incurred a net loss in 2000 and 1999.

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

On-Point believes that the carrying amount of its outstanding debt at December 31, 2000 is a reasonable estimate of its fair value based on a review of borrowing rates available to On-Point at December 31, 2000 for loans with similar terms and average maturities.

IMPAIRMENT OF LONG-LIVED ASSETS On-Point periodically assesses its ability to recover the carrying value of its long-lived assets. If management concludes that the carrying value will not be recovered, an impairment write down is recorded to reduce the asset to its estimated fair value.

RECENTLY ISSUED ACCOUNTING STANDARDS In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of 2000. The Company has adopted SAB101, which has not had a material impact on the consolidated financial statements.

PREDEVELOPMENT CONTRACT COSTS Costs related to modifications of existing products for a specific contract are capitalized and amortized over the life of the contract as revenues are recognized.

ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain balances in the 1999 financial statements have been reclassified to conform to 2000 reporting.

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

THOUSANDS OF DOLLARS
                                                                                     Non-
                                           Products      Financing       Service   Allocated       Total
                                           --------      ---------       -------   ---------       -----
2000
OPERATING DATA:
Revenues                                  $  5,421      $    707      $  4,165                   $ 10,293
Gross profit                                 1,021           133           553                      1,707
Income (loss) from operations               (1,049)         (751)          448         (178)       (1,530)

BALANCE SHEET DATA (AT END OF YEAR):
Assets (allocated by segment)                6,854         6,008           715        2,366        15,943

CASH FLOW INFORMATION:
Depreciation and amortization             $    243      $    757      $     15                   $  1,015
Capital expenditures                      $     37                                               $     37

1999
OPERATING DATA:
Revenues                                  $  6,889      $  2,240      $  4,352                   $ 13,481
Gross profit                                 1,102           666           569                      2,337
Income (loss) from operations                 (405)         (188)          405                       (188)

CASH FLOW INFORMATION:
Depreciation and amortization             $    338      $  1,573      $     10                   $  1,921
Capital expenditures                      $    445                                               $    445

Total assets for the segments excludes cash, other current assets and other assets, as such assets are not specifically identifiable to a particular segment. Selling, general and administrative expense, excluding specifically identified amounts, has been allocated based on the percentage of the total assets of the respective segment divided by the total assets of all segments.

3. OTHER FINANCIAL DATA.

Details concerning certain balance sheet accounts and operating income detail as of December 31, 2000 follows (in thousands):

                                                         2000
                                                         ----
      ACCOUNTS RECEIVABLE:
            Trade accounts receivable                  $ 1,694
            Less allowance for doubtful accounts          (288)
                                                       -------
            Total                                      $ 1,406
                                                       =======

      INVENTORIES:
            Materials                                  $ 4,146
            Work-in-process                                 75
            Finished goods                               2,252
            Reserve for obsolescence                      (566)
                                                       -------
            Total                                      $ 5,907
                                                       =======

      PROPERTY, PLANT AND EQUIPMENT:
            Computers and equipment                    $ 1,155
            Furniture and fixtures                         331
            Tooling                                        392
            Building and improvements                       76
                                                       -------
                                                         1,954
            Less accumulated depreciation and
              amortization                              (1,658)
                                                       -------
            Total                                      $   296
                                                       =======
      OTHER ASSETS:
            Patents                                    $   879
            Deposits                                        49
            Predevelopment contract costs                  992
            Other, net of reserves of $475 in 2000         951
                                                       -------
                                                         2,873
            Less accumulated amortization                 (699)
            Total                                      $ 2,174
                                                       =======

4. LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2000 (in thousands):

                                                          2000
                                                          ----
            Revolving line of credit                    $ 3,785
            Notes payable                                 1,980
                                                        -------
            Total long-term debt                          5,765
            Less current portion                             --
                                                        -------
            Long-term Debt                              $ 5,765
                                                        =======

REVOLVING LINE OF CREDIT On-Point entered into a loan and security agreement on May 5, 1997 with a financial institution, which provided for a revolving credit line of up to $3 million, which was amended on July 7, 1998 to increase the borrowing limit to $5 million, amended on July 2, 1999, to increase the revolving credit line to $6 million, and further amended on April 20, 2000 to increase the revolving credit line to $10 million. Pursuant to the April 2000 amendment, the expiration date of the line was extended through July 31, 2003. The line bears interest at the prime rate, which was 9.5% at December 31, 2000, plus 2%. The rate is reduced by .5% annually if On-Point meets certain performance benchmarks. The loan is secured by virtually all of On-Point's assets.. As of December 31, 2000 the line requires On-Point to maintain a minimum of $8 million of equity, decreased by the amount of writedown related to On-Point's cost of DCR equipment that was on lease with Solutioneering until foreclosure by On-Point in 2000. The amount of writedown in 2000 was approximately $352 thousand. The available borrowings under the revolving credit line are subject to a number of restrictions, which are primarily related to percentages of various assets of On-Point and multiples of monthly cash flows. As of December 31, 2000, On-Point had available approximately $3.9 million under the credit line of which approximately $3.8 million had been borrowed.

NOTES PAYABLE Notes payable at December 31, 2000 consists of the following:

A note payable to GTECH Corporation in the amount of $750 thousand, which bears interest-only at 10% per annum and is due February 15, 2002. The note had previously been for $1.5 million and was originally made in connection with a proposed acquisition by GTECH of On-Point that was documented in an agreement that was executed in January 2000. The acquisition discussions were terminated in July 2000 and, as a result, the Company expensed approximately $449 thousand for costs associated with the acquisition. In connection with the termination, On-Point claimed that it was owed a termination fee under the agreement. During the third quarter of 2000, the Company amicably settled the termination fee issue with GTECH by modifying the terms of the note to GTECH which reduced the principal amount of the note from $1.5 million to $750 thousand, eliminated all accrued interest due through July 2000 and extended the maturity date of the note to August 15, 2002. In consideration of the note modification, the Company waived all claims under the terminated merger agreement with GTECH. The Company recorded income from the merger termination agreement of $855 thousand, which, after subtraction of the merger related costs of $449 thousand, netted $406 thousand of income for 2000.

During 2000, the Company received $1.1 million from certain private lenders under short term subordinated loan arrangements. The loans were renegotiated and, under the new agreements, the subordinated notes mature on February 15, 2002 with interest-only payable quarterly at a rate of 10% per annum. The notes are convertible at anytime at the option of the lenders, in whole or in part, prior to the maturity date at a conversion price equal to $1.50 per share. In addition, the lenders were granted on December 28, 2000, warrants to purchase 179,167 shares of Common Stock at a per share price of $1.80 per share. The warrants are exercisable through December 31, 2005.

During 2000, the chief executive officer of the Company loaned $130,000 to the Company under a short term subordinated loan arrangement. The note is in the process of renegotiation under terms similar to the notes agreed upon with the other private lenders.

Future principal payments on debt as of December 31, 2000, are as follows (in thousands):

           Year ending December 31,
              2001                                     $    0
              2002                                      1,980
              2003                                      3,785

5. OPERATING LEASES

On-Point leases certain of its vending terminals to customers under agreements accounted for as operating leases. The net investment in vending terminals held under operating leases at December 31, 2000 consisted of approximately $1.3 million less accumulated depreciation of approximately $760 thousand at December 31, 2000.

Approximate future minimum lease payments receivable by On-Point under operating leases as of December 31, 2000, are as follows (in thousands):

          Year ending December 31,
                2001                                    $   738
                2002                                      1,089
                                                        -------
                                                        $ 1,827
                                                        =======

Current operating leases may be extended in one-year increments, upon expiration of current leases. On-Point believes that the net book value is fully recoverable through future lease receipts and the underlying value of the assets as of December 31, 2000.

6. SALES-TYPE LEASES

On-Point leases certain of its vending terminals under agreements accounted for as sales-type leases. Included in product sales are approximately $1.6 million and $2.3 million of revenues related to sales-type leases for the years ended December 31, 2000 and 1999, respectively. These non-cancelable leases expire over the next one to five years.

The following lists the components of the net investment in sales-type leases as of December 31, 2000 (in thousands):

                                                                2000
                                                              -------
           Net minimum lease payments receivable              $ 2,934
           Estimated unguaranteed residual value                  852
           Less unearned interest income                         (245)
                                                              -------
           Net investment in sales-type leases                $ 3,541
                                                              =======

        SALES-TYPE LEASES CONSIST OF:
           Net investment in sales-type leases - short term   $ 1,189
           Net investment in sales-type leases - long term      2,352
                                                              -------
           Net investment in sales-type leases, as above      $ 3,541
                                                              =======

The minimum lease payments are recorded net of future estimated service and warranty costs of $ 1 million in 2000, which are deferred and recorded as income on a monthly basis over the term of the agreement. Future minimum lease payments, excluding service payments, due from customers under sales-type leases as of December 31, 2000, are as follows (in thousands):

          Year ending December 31,
             2001                    $1,328
             2002                       713
             2003                       376
             2004                       310
             2005                       207
                                     ------
                                     $2,934
                                     ======

The amortization of unearned income for sales-type leases amounted to approximately $274 thousand and $323 thousand for the years ended December 31, 2000 and 1999, respectively.

7. PROPERTY PREVIOUSLY UNDER LEASE AGREEMENT WITH SOLUTIONEERING

As part of its effort to increase its presence in the DCR marketplace in 1997, On-Point entered into an agreement with Solutioneering, Inc. ("Solutioneering") to provide up to an additional 2,000 DCR terminals under long-term lease arrangements. Under the arrangement, On-Point would be Solutioneering's exclusive DCR provider. Although On-Point realized Solutioneering was undercapitalized, On-Point believed the deployment of the DCR terminals to retail locations under relatively long-term lease agreements would create adequate underlying value to support repayment of On-Point's leases should Solutioneering fail to pay. While Solutioneering defaulted on its obligations in 1998, On-Point did not foreclose on the equipment leased to Solutioneering primarily because management believed the underlying value of Solutioneering's leased locations could be sold in one package for an amount in excess of the total obligations owed by Solutioneering. On-Point also believes that it will recover the assets and that the fair value of On-Point's leased assets held by Solutioneering exceeded the carrying amount of the leased assets as of December 31, 2000. When Solutioneering was unwilling to accept terms offered by a prospective buyer in early 1999, On-Point subsequently filed suit to collect the amounts due.

The vending machines leased to Solutioneering, other than those machines which are now back in On-Point's inventory, have been classified as "Property previously under lease agreement with Solutioneering" as the property was non-performing and unavailable for lease as of December 31, 1999 and segregated for collection and/or potential overall sale to third parties as of December 31, 2000. This property while under lease agreement with Solutioneering was being depreciated over a five-year estimated useful life. The depreciation expense is classified as cost of sales, consistent with other operating leases. In August 2000, On-Point settled a dispute with Solutioneering's financing lender, Finova Mezzanine Capital, Inc., and, under the settlement agreement, obtained the undisputed rights to the property. In exchange for the settlement and the grant to On-Point of the undisputed rights to the machines, Finova received warrants to purchase 116,667 shares of On-Point's Common Stock at $3.75 per share exercisable over three years from date of issuance. The fair value of the warrants totaled $52 thousand, which was added to the cost basis of the equipment. Subsequent to August 2000, On-Point has been in the process of collecting and negotiating for the sale of the property.

The activity in the Property under Lease agreements with Solutioneering, for year ended December 31, 2000, is summarized as follows (in thousands):

                                                              2000
                                                              ----
          Cost balance - beginning of year                  $ 4,136
          Additions                                              52
          Deletions                                          (1,185)
                                                            --------
          Cost Balance - end of year                          3,003
                                                            --------

          Accumulated depreciation - beginning of year        1,623
          Additions                                             353
          Deletions                                            (798)
                                                             -------
          Accumulated depreciation - end of year              1,178
                                                             -------
          Net Balance - end of year                         $ 1,825
                                                            ========

8. INCOME TAXES

Following is a reconciliation of the income tax benefit expected (based on the statutory federal income tax rate) to the actual income tax provision recorded (in thousands):

                                                            2000        1999
                                                           -----       -----
          Tax benefit computed at the statutory federal
            rate of 34%                                    $(960)      $(245)
          Expenses not deductible for income tax
            purposes                                         648           8
          Change in valuation allowances for deferred
            income tax assets                                312         237
                                                           -----------------
          Provision for income taxes - current             $   0       $   0
                                                           =================

Deferred income tax assets and the related valuation allowance as of December 31, 2000, result from the following temporary differences:

                                                             2000
                                                             ----
          Net operating loss carryforwards                 $6,254
          Inventory and other reserves                        637
          Valuation allowance                              (6,891)
                                                           ------
          Net deferred income tax assets                   $  --
                                                           ======

Due to significant losses for income tax reporting purposes prior to 2000, as well as the other issues currently being addressed by On-Point, management has concluded that it is more likely than not that the deferred tax assets will not be realized and that a valuation allowance is needed to reduce the carrying value of deferred income tax assets to zero.

At December 31, 2000, On-Point has $18.3 million of operating loss available to offset future federal taxable income, which expires during the years 2011 through 2020.

9. SHAREHOLDERS' EQUITY

COMMON STOCK On December 8, 2000, the stockholders approved an amendment to On-Point's Articles of Incorporation to increase the authorized shares of Common Stock from 6,666,667 to 13,333,334.

PREFERRED STOCK On-Point is authorized to issue up to two million shares of Preferred Stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

PRIVATE PLACEMENT OF COMMON STOCK On October 31, 2000, On-Point completed a private placement for the sale of 666,668 shares of Common Stock at $1.50 per share, the market value on the date of the agreement. Net proceeds of the transaction aggregated $1,000,000 prior to legal fees of approximately $35,000. In addition to the issuance of 666,668 shares, On-Point issued 33,333 shares to Investa AG, the European fund manager acting as placement agent, as a commission on the transaction. On-Point also issued to Investa warrants to purchase 33,333 shares of Common Stock at a price of $3.00 per share. In addition, On-Point issued warrants to purchase 66,667 shares of Common Stock at a price of $1.50 per share to Questos Ltd., a consulting company used in connection with the transaction. The warrants issued to Investa and Questos are immediately exercisable and expire on October 31, 2005. In December 2000, Investa exercised all its warrants to purchase 33,333 shares of Common Stock for an aggregate price of $100,000.

OTHER STOCK WARRANTS EXERCISE In 1999, warrants from a private placement in 1997 were exercised to purchase 20,000 shares of On-Point's common stock at a price of $6 per share for aggregate proceeds of $120,000. In 2000, warrants to purchase 150,000 shares of On-Point's common stock at a price of $1.80 per share were exercised by Vanguard Strategies, Inc.(VSI), a company wholly owned by On-Point's chief executive officer, for aggregate proceeds of $270,000. The warrants were granted to VSI in 1996 in connection with financing received by On-Point during such period. The fair value of the warrants was previously expensed in 1996.

STOCK OPTION PLANS On-Point has two employee stock option plans whereby options to purchase 657,500 shares of On-Point's common stock may be granted to certain executives and employees, and an option plan for directors under which options for 525,000 shares of On-Point's common stock may be issued to directors of On-Point. Information regarding these option plans, including options outstanding for non-employees of 96,666 and 98,333 shares as of December 31, 2000 and 1999, respectively, follows:

                                              2000                     1999
                                              ----                     ----
                                                    Weighted                   Weighted
                                                    Average                    Average
                                                    Exercise                   Exercise
                                       Shares        Price       Shares         Price
                                      -------       --------     -------       --------
Outstanding at January 1              733,510       $   4.89     694,612       $   4.83
    Granted                                --             --     181,167           5.19
    Exercised                              --             --     (37,192)          3.12
    Forfeited                         (74,830)         (6.51)   (105,077)         (5.85)
                                      -------------------------------------------------
Outstanding at December 31            658,680       $   4.71     733,510       $   4.89
                                      =================================================

Options exercisable at year end       502,764       $   3.33     520,177       $   3.45
Weighted average fair value per
  share of options granted
  during the year                                   $   0.00                   $   2.91

The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                               Options Outstanding          Options Exercisable
                        -------------------------------    ---------------------
                          Number    Weighted Av  Weighted-              Weighted-
         Range of      Outstanding   Remaining    Average    Number      Average
         Exercise          at       Contractual  Exercise  Outstanding  Exercise
          Prices        12/31/00       Life       Price    at 12/31/00    Price
        ------------    --------    -----------  --------  ------------ -------
       $2.40 - $2.70     309,347       2.61      $ 2.43      302,680      $2.43
        4.23 - 5.43      225,000       3.34        4.58      185,000       4.59
        5.91 - 6.27       81,000       1.17        6.14       10,917       6.09
        6.75 - 8.64       10,000       1.41        7.44        4,167       6.90
           22.35          33,333       3.75       22.35
                         ------------------------------------------------------
       $2.40 - $22.35    658,680       2.72      $ 4.71      502,764      $3.33
                         ======================================================

On-Point has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for employee stock options. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation for On-Point's three stock option plans been determined based on the fair value at the grant date for awards in 1999 consistent with the provisions of SFAS No. 123, On-Point's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                               2000                              1999
                               ----                              ----
                                  Per Share                         Per Share
                   Net            ---------          Net            ---------
                   Loss        Basic     Diluted     Loss        Basic     Diluted
                   ----        -----     -------     ----        -----     -------
As Reported      $(2,824)      $(0.78)    $(0.78)    $(721)      $(0.21)    $(0.21)
                 -----------------------------------------------------------------
Pro Forma        $(2,857)      $(0.79)    $(0.79)    $(877)      $(0.26)    $(0.26)
                 -----------------------------------------------------------------

In 1999, the fair value of options granted to employees is estimated at approximately $0.97 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 72%; risk free interest rate of 5.80%; and expected life of 4.84 years.

In July 1999, two advisory board members of On-Point each received three-year options to purchase 6,667 shares and 3,333 shares, respectively, of On-Point's common stock at $5.91 per share. These options vest in July 2000 and October 1999, respectively. The fair value of the options at the date of grant totaled $27,000; $8 thousand and $19 thousand of which was expensed to selling, general and administrative expense in 1999 and 2000.

In October 1998, Robert Burr, a former Chairman of the Board, President and CEO of On-Point, received a three-year option to purchase 16,667 shares of On-Point's Common Stock at $6.00 per share pursuant to his consulting agreement with On-Point. The option vests, unless terminated, on March 31, 2001, or earlier, if certain conditions are met. The fair value of the option at December 31, 1999 totaled $64 thousand, of which $21 thousand was expensed to selling, general and administrative expense during the year ended December 31, 1999. The option was terminated in 2000.

In September 1998, a consultant received an option to purchase 1,667 shares of On-Point's Common Stock at $4.98 per share pursuant to a consulting agreement entered into with On-Point. The option vests over 2 1/2 years. The fair value of the option at December 31, 1999 totaled $8 thousand; of which $2 thousand was expensed to selling, general and administrative expense during the years ended December 31, 1999 and 2000, respectively.

In May 1998, two individuals, one of whom is an officer of On-Point, each received an option to purchase 16,667 shares of On-Point's Common Stock at $6.27 per share pursuant to their assignment of certain intellectual property to On-Point. The options vest the earlier of April 1, 2001, or upon the satisfaction of certain performance conditions. No expense was recorded as the fair value of the options granted was in exchange for intellectual property.

In April 1998, an advisory board member of On-Point received a three-year option to purchase 3,333 shares of On-Point's Common Stock at $8.64 per share pursuant to his appointment as an Advisory Director. Subsequent to his appointment, the advisory director resigned and the options were terminated

In January 1998, a consultant received an option to purchase 3,334 shares of On-Point's Common Stock at $6.37 per share pursuant to a consulting agreement. The option vested over two years. The fair value of the options at December 31, 1999 totaled $9 thousand, of which $5 thousand was expensed to selling, general and administrative expense in 1999.

STOCK WARRANTS

In July 1998, Coast Business Credit received a warrant to purchase 3,333 shares of On-Point's Common Stock at $4.89 per share pursuant to a financing agreement entered into with On-Point. The warrant has a two-year term and became exercisable in July 1998. These warrants were extended through July 2003 upon the extension of the line of credit through that date. The fair value of the warrant totaled $5 thousand at the date of grant which has been amortized over the term of the agreement.

In May 1997, Coast Business Credit and a consultant received warrants to purchase 16,667 shares and 15,000 shares, respectively, of On-Point's common stock at $6.00 per share and $7.56 per share, respectively, in consideration for the debt financing. The warrants each had a three-year term and became exercisable in May 1997. The warrants to purchase 16,667 shares to Coast Business Credit were extended through July 2003. The fair value of the warrants totaled $79 thousand, which has been amortized to expense over the term of the loan. On-Point expensed $26 thousand to financing costs in both 1999 and 2000.

In January 1997, the Chairman and Chief Executive Officer of the Company received a warrant to purchase 166,667 shares of the Company's Common Stock at $1.89 per share in connection with his personal guaranty and indemnity of a $2 million performance bond for the Company. The warrant has a five-year term and became exercisable in January 1997. The fair value of the warrant totaled $178 thousand at the date of grant; $59 thousand of which was expensed to selling, general and administrative expense in the year ended December 31, 1999 and the balance was expensed in prior years.

10. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS On-Point leases facilities under operating leases expiring at various dates through January 2009. Rent expense for such facilities totaled $323 thousand and $272 thousand for the years ended December 31, 2000 and 1999, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

          2001                                      $298
          2002                                       249
          2003                                       242
          2004                                       250
          2005                                       258
          Thereafter                                 828
                                                   -----
                                                   $2125
                                                   =====

LEGAL PROCEEDINGS On-Point is a party to legal proceedings in the ordinary course of its business, the most significant of which are described below.

On April 21, 2000, an action was filed against On-Point in U.S. District Court, Southern District of Ohio, by On-Point's principal competitor, Interlott alleging that On-Point breached a settlement agreement and mutual release dated May 30, 1991 with Interlott in that On-Point was using elements of Interlott's technology in On-Point's new PlayPoint technology. Management believes that Interlott's suit is without merit. The action has currently been stayed pending the proposed sale of On-Point's Lottery Assets to Interlott.

On April 20, 2000, a shareholder class action was filed against On-Point and its chief executive officer, in U.S. District Court, Southern District of California. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that On-Point violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, have all been consolidated before the same judge. The defendants have entered into amended settlement agreements with the class, and the court is currently considering the parties' request to approve the amended settlement agreements. On-Point and the other defendants have denied the liability claims as part of the amended settlements, but believe a settlement at this time is in the best interests of the Company in order for it to proceed with its strategic business plans. Under the settlement agreement, On-Point would issue shares equal to $950 thousand in value on the date the shares are required to be issued to the class. As a result of the settlement agreement, On-Point has recorded $1 million as an expense in 2000 in the accompanying consolidated financial statements as the settlement for the class action and accrued as "shares to be issued" in stockholders' equity in the amount of $950 thousand for the value of the shares of Common Stock to be issued and an accrual of $50 thousand to the accrued expenses for cash to be paid for the settlement.

On January 11, 1999, On-Point filed an action against Solutioneering, Inc. in Superior Court of California, County of San Diego. A first amended complaint of said action was filed on February 9, 1999. The action arises from the lease to Solutioneering of a total of 2,193 prepaid phone card vending terminals (2,033 of which were shipped in 1997 - 1998) under a March 1, 1995 Master Lease Agreement and two amendments thereto (the "Agreement"). In the action, On-Point asserts that Solutioneering had breached the Agreement and has claimed damages of approximately $9 million. Solutioneering subsequently sought bankruptcy protection in 1999 and was liquidated by the bankruptcy court in mid-2000. The financing lender to Solutioneering raised a claim that it had a priority security interest ahead of On-Point to the leased machines based on their allegation that On-Point sold the machines to Solutioneering rather than leased the machines. Subsequent to the financing lender's assertion, On-Point and the financing lender entered into a settlement arrangement whereby the financing lender withdrew from claiming any rights to the machines in exchange for warrants to purchase up to 116,667 shares of On-Point's Common Stock at an exercise price of $3.75 per share for a three year period, subject to a minimum payment by On-Point of $50 thousand for the buy-back of warrants to purchase 16,667 shares. As a result of the liquidation of Solutioneering, On-Point's claim against them has been rendered mute, although On-Point is evaluating whether further claims should be pursued against the former management of Solutioneering. On-Point now has clear title to all of the machines it leased to Solutioneering and is in the process of retrieving and/or selling the machines. On-Point's net balance sheet carrying value of the Solutioneering leased machines at December 31, 2000 was approximately $1.8 million. Management expects to recover the assets and believes the underlying value of On-Point's equipment exceeds the carrying value on On-Point's books.

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

EXECUTIVE COMPENSATION AGREEMENT On-Point has an employment agreement with its Chief Executive Officer (the "CEO") for a three-year term commencing January 9, 1996, which automatically extends annually for an additional year unless notice has otherwise been given by On-Point. As of December 31, 2000, the term expires on December 2002. While On-Point is committed under the agreement to provide for an annual base salary of at least $300 thousand, plus a bonus equal to 5% of the first million dollars of On-Point's pre-tax income and 7% thereafter, only $7 thousand and $138 thousand was paid to the CEO in salary in 2000 and 1999, respectively, and no bonuses were paid to the CEO in either year. The CEO waived all accrued bonuses and unpaid wages for those time periods. The amount of accrued wages waived amounted to $169 thousand in 1999 and $283 thousand in 2000.

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

11. RELATED PARTY TRANSACTIONS

In January 1997, VSI was granted an additional warrant to purchase 83,333 shares of On-Point's Common Stock at a price of $2.16 per share pursuant to the extension of a loan with U.S.Mortgage Bankers Corp.(USMBC), a company wholly-owned by On-Point's CEO's half-brother.

12. SUBSEQUENT EVENT

On February 23, 2001, On-Point entered into a definitive agreement for the sale of those assets used in its existing lottery business, relating to the manufacture, sale, lease, and service of instant lottery ticket vending machines, including the assignment of On-Point's existing lottery contracts. In exchange, On-Point will receive up to $28.5 million, including cash of $13.5 million at closing (subject to adjustment if inventory and accounts receivable are greater than or less than $5 million), a deferred amount of up to $9 million, payable evenly, subject to adjustment, over five years, and an earn-out amount of up to $6 million tied to certain future revenues. In addition, at the closing, On-Point and Interlott will enter into a separate on-line technology agreement to market a proprietary design for an on-line activated instant lottery ticket. On-Point will retain its cash and all non-lottery related assets and continue to move forward with new market opportunities. The closing is subject to several conditions, including review and approval by On-Point's shareholders, other necessary consents and approvals, and customary closing conditions. Interlott has placed a nonrefundable $1.5 million deposit ,subject to certain conditions, with an escrow agent to secure the transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      N/A

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The names, ages and positions of the directors (1), executive officers and key employees of On-Point are as follows:

      Name                     Age  Position
      ------------------       ---  ------------------------------------------
      Frederick Sandvick       43   Chief Executive Officer and Chairman of
                                    the Board
      John H. Olbrich (2)(3)   38   Director and Secretary
      Gordon T. Graves(2)      62   Director
      Keith Cannon(2)(3)       60   Director
      Michael Carlton          38   Director
      Charles R. Broz          51   Director of Finance and Treasurer
      Brian J. Roberts         53   Senior Vice President and Assistant
                                    Secretary

     (1) Each director of On-Point holds office until the next annual meeting of shareholders and until a successor has been elected and qualified, or until his earlier resignation or removal.
     (2)  Audit Committee Member
     (3)  Compensation Committee Member

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

     Keith Cannon has been a securities branch manager at Wilson-Davis and Co. since 1993 where he has supervised trading with a variety of domestic and international clients. Mr. Cannon has served as a financial and corporate financial consultant for various publicly-held companies for over 25 years. Mr. Cannon was appointed to the Board in August 2000.

     Gordon T. Graves has been Chairman of the Board and director of Multimedia Games, Inc. since 1991, and has been Chief Executive Officer since September 1994. Since December 1993 and from 1989 to 1990, Mr. Grave has been the President of Graves Management, Inc., a management consultant and investment company. From 1992 through December 1993, Mr. Graves was president and Chief Executive Officer of Arrowsmith Technologies, Inc. ("Arrowsmith"), a computer systems company. From 1991 to 1993, Mr. Graves was employed by KDT Industries,Inc., a high-tech manufacturing and services company and an affiliate of Arrowsmith, as, successively, Vice President of Corporate Development and President. From 1987 to 1989, Mr. Graves was the Chairman of the Board of Directors of Gamma International Ltd. (currently American Gaming and Entertainment, Ltd., a company co-founded by him).

     Michael Carlton was added to the Board as a result of On-Point's strategic international relationship with Victor Chandler International (VCI), one of the world's largest independent full service gaming companies. Mr. Carlton is responsible for the worldwide expansion of VCI's business in Europe and the Far East. Mr. Carlton was appointed to the Board in December 2000.

     Charles Broz became the Director of Finance at On-Point in October, 2000. Mr. Broz has spent the last twenty years as controller or chief financial officer for a variety of companies, to include serving as the chief financial officer for the largest fresh herb producer in the United States for eight years.

     Brian J. Roberts has been On-Point's Senior Vice President since July 1996. From December 1994 to July 1996, Mr. Roberts was On-Point's Director of Marketing and Business Development. From 1984 to 1994, Mr. Roberts was a Vice President of International Lottery and Totalizator Systems, Inc..

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION

The following information relates to compensation of On-Point's Chief Executive Officer for On-Point's fiscal years ended December 31, 2000, 1999 and 1998. No other executive officer of On-Point received total annual salary and bonuses in excess of $100,000 during those fiscal years.

The Compensation Committee did not have a substantial role in setting compensation in 2000, 1999 and 1998 because the Chief Executive Officer was engaged pursuant to an employment agreement, which fixed compensation. The role of the Compensation Committee and its policies will continue to increase as employment agreements expire and compensation packages are negotiated with key executives.

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                     ----------------------------------------------
                                                                          Other
    Name and                                                              Annual
    Principal                                                          Compensation
    Position            Year         Salary ($)        Bonus ($)       ($) (1) (2)
- ------------------      ----         ----------        ---------       ------------
Frederick Sandvick      2000           6,923(3)             0                  0
                        1999         138,461(3)             0             59,000
                        1998         176,909(3)             0             70,006

                                                     Long-Term Compensation Awards
                                     ------------------------------------------------------------
                                                     Securities                          All
    Name and                         Restricted      Underlying      Long-Term          Other
    Principal                          Stock          Options/     Incentive Plan    Compensation
    Position            Year         Awards ($)      SAR'S (#)      Payouts ($)          ($)
- ------------------      ----         ----------      ---------      -----------      ------------
Frederick Sandvick      2000             0                  0             0               0
                        1999             0             83,333             0               0
                        1998             0             96,667(2)          0               0

(1) Includes options to purchase 290,000 shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 166,667 shares of common stock in connection with a guarantee of a performance bond in 1997 and warrants to purchase 233,333 shares of common stock in 1996 and 83,333 shares in 1997 granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein). The calculated fair value of the options and warrants described above included in "Other Annual Compensation" was $59,000 in 1999 and $70,006 in 1998.
(2) Includes options to purchase 80,000 shares of common stock granted to Mr. Sandvick and options to purchase 16,667 shares of common stock granted to Vanguard Strategies, Inc (see "Certain Relationships and Related Compensation" herein); the options to purchase 16,667 shares of common stock to Vanguard Strategies, Inc. have been terminated.
(3) While the terms of the employment contract called for an annual salary of $300,000, $300,000 and $255,000 in 2000, 1999 and 1998 respectively, only
     $6,923, $138,451 and $176,909 were paid to Mr. Sandvick in 2000, 1999 and
     1998 respectively. Mr. Sandvick waived all accrued pay and bonuses as of December 31, 1999 and 2000.

EMPLOYMENT AGREEMENTS

Mr. Sandvick serves as Chairman of the Board and Chief Executive Officer of On-Point pursuant to a three-year employment agreement commencing on January 9, 1996. The agreement has been extended for three additional years and will terminate unless further extended or sooner terminated, on December 31, 2001. The term of the agreement is automatically extended annually for an additional year unless notice is given by either party that such party does not wish to extend the agreement term. The agreement provides for an annual base salary of $180,000 through June 30, 1996 with $30,000 annual increases thereafter. The agreement provides for an increase in the annual base salary to at least $300,000 per year if On-Point's pre tax income as defined, for any calendar year equals or exceeds $2 million. Mr. Sandvick is entitled to an annual bonus equal to 5% of the first $10 million of On-Point's pre tax income and 7% of On-Point's pre tax income in excess of $10 million. Pursuant to the agreement, on the commencement of employment Mr. Sandvick was granted a ten-year option to acquire 290,000 shares of On-Point's common stock at a price of $2.40 per share, such price representing the greater of (1) the closing price on the date of stock holder approval of the First Amendment to On-Point's 1994 Stock Option Plan or
(2) the average of the closing sales price for the 20 trading days preceding the effective date of the agreement. One-third of the shares subject to the option award became exercisable on January 9, 1996 and one-third of the shares became exercisable over the next two years in equal annual increments. Mr. Sandvick is also entitled to participate in other employee benefit plans and On-Point is obligated to reimburse Mr. Sandvick for, or pay directly, the costs of a personal plan of disability providing for $15,000 per month disability benefits.

The employment agreement with Mr. Sandvick also provides for severance upon termination by On-Point without cause or termination by Mr. Sandvick for "good reason" in the amount equal to the base salary Mr. Sandvick would have earned during the 36 month period commencing on the date of termination plus three times Mr. Sandvick's average annual bonus received over the prior three fiscal years. Mr. Sandvick would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36-month period. Further, all shares underlying outstanding stock options granted to Mr. Sandvick would become fully exercisable for a period of 18 months after termination. Mr. Sandvick shall have "good reason" to terminate his employment if, among other events, (i) On-Point fails to comply with any material provision of the employment agreement; (ii) On-Point gives Mr. Sandvick notice of nonrenewable; or (iii) for any reason within one year following the occurrence of a change in control, as defined. Change in control occurs if (i) any person, excluding existing relationships, becomes the beneficial owner of securities representing 20% or more of the combined voting power of On-Point's then outstanding voting securities; (ii) a change occurs in the majority of the Board of Directors; (iii) the stockholders approve a merger in which at least 51% of On-Point's combined voting power is given to a new entity not in On-Point's control or the effect of such merger is that any person acquires 20% or more of the combined voting power of On-Point. Mr. Sandvick has voluntarily reduced his salary in 1999 and 2000.

OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

The following table presents certain information regarding stock option exercises during fiscal 1999.

                       Shares                         Number of Securities
                     Acquired on      Value          Underlying Unexercised             Value of Unexercised
       Name          Exercise (#)   Realized ($)     Options/SARs at FY-End      In-the-Money Options/SARS at FY-End
       ----          ------------   ------------   ---------------------------   -----------------------------------
                                                   Exercisable   Unexercisable        Exercisable       Unexercisable
Frederick  Sandvick       0              0           786,667          0                   $0                  0

(1) Includes options to purchase 290,000shares of common stock which vested pursuant to Mr. Sandvick's employment agreement, warrants to purchase 166,667 shares of common stock in connection with a guarantee of a performance bond, options to purchase 163,333 shares of common stock pursuant to annual employee grants, and warrants to purchase 166,667 shares of common stock granted to Vanguard Strategies, Inc. (see "Certain Relationships and Related Transactions" herein).

COMPENSATION OF DIRECTORS

During 2000, 1999 and 1998 each outside director was automatically granted 3,334 shares of On-Point's common stock pursuant to the July 26, 1996 amendment to the 1994 Stock Option Plan for Directors which provided a formula for granting options to outside directors. During 1999 and 1998, outside directors received additional options for 3,334 shares each in lieu of cash compensation as a director pursuant to amendments to the Directors Plan adopted on August 27, 1998 and July 29, 1999. During 2000, certain outside directors received additional options of 6,666 shares and all outside directors received additional options for 10,000 shares each in lieu of cash compensation as a director pursuant to an amendment to the Directors' Plan adopted on December 8, 2000. John Robinson was paid $2,500 in March 1998 for services as a Director during the period July 26, 1996 through August 27 1997 pursuant to the compensation arrangement in effect during that service period.

1993 STOCK OPTION PLAN

On March 1, 1993, On-Point adopted the 1993 Stock Option Plan (the "Plan") under which 157,500 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of On-Point. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of On-Point at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more that 10% of On-Point's voting securities unless the exercise price is a least 110% of the fair market value of the underlying common stock and the option expires on/before five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 2000, 104,212 options have been granted under this Plan.

1994 STOCK OPTION PLAN

On April 21, 1994, On-Point adopted the 1994 Stock Option Plan (the "Plan") under which 175,000 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of On-Point. On January 8, 1996 the plan was amended to increase the shares available for issuance to 500,000. Such amendment was approved by the stockholders on July 26, 1996. On December 8, 2000, an amendment was approved by the stockholders to increase the shares available for issuance to 1,000,000. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of On-Point at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more than 10% of On-Point's voting securities unless the exercise price is at least 110% of the fair market value of the underlying common stock and the option expires on or before five years from the date of grant. The Plan contains an anti-dilution provision five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 2000, 470,001 options have been granted under this plan.

1994 STOCK OPTION PLAN FOR DIRECTORS

On April 21, 1994, On-Point adopted the 1994 Stock Option Plan for Directors (the "Directors' Plan") under which 175,000 shares of common stock may be issued to Directors of On-Point. Options issued under the Directors' Plan are non-qualified stock options. The Board of Directors, excluding outside Directors who are eligible for the Directors' Plan, subject to the provisions of the Directors' Plan, has authority to determine the outside Directors to whom Options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Directors' Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. The Directors' Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 2000, 96,670 options have been granted under this plan.

On July 26, 1996, the Board amended the Directors' Plan to provide for the automatic issuance of options in order to satisfy the requirements of Securities and Exchange Commission Rule 16b-3. The Amendment provided for the automatic issuance of stock options for 10,000 shares to each outside director on July 26, 1996 and as of each June 30 thereafter. Also, each new outside director is automatically granted stock options for 3,334 shares as of the date of becoming a member of the Board, unless that date falls between April 1 and June 30 of any year. These options become exercisable six months after grant and expire three year after date of grant. The exercise price is equal; to the fair market value at date of grant, but not less than one dollar.

On July 29, 1999, August 28, 1998 and August 27, 1997, the Board amended the Directors' Plan by modifying the formula for granting option to outside directors by providing for the annual grant of a stock options for an additional 3,334 shares in lieu of regular cash compensation for serving as director. These options become exercisable on the date of the next annual meeting of shareholders and have a three year life. The one dollar minimum purchase price was eliminated by an amendment dated May 31, 2000.

On December 8, 2000, the Board amended the Directors' Plan by modifying the formula for granting options to outside directors as follows: (a) the number of tock options automatically issued as of each June 30 or as of the date of becoming a member of the Board as described above was kept at 10,000 shares even after the reverse stock split, (b) certain outside directors who had been on the Board for at least 3 months received a one-time additional grant of stock options for 6,666 shares, (c) similar to prior amendments, outside directors were issued stock options for 10,000 shares in lieu of regular cash compensation for serving from December 8, 2000 to the 2001 annual meeting of shareholders, and (d) provide for an exercise period of 5 years instead of 3 years for all options issued on December 8, 2000.

BONUS POLICY

While On-Point has no established policy, other than as provided in the Chief Executive Officer's employment agreement, to award cash or stock bonuses to its officers, it may elect to pay bonuses to reward the performance of its officers. On-Point awarded cash bonuses of approximately $16 thousand in 1999. No cash bonuses were awarded in 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2001, the shares of On-Point's Capital Stock beneficially owned by each 5% beneficial owner, by each Director or nominee, by each named executive officer individually, and by all Directors and executive officers as a group:

                                                                      Percentage
Name and Address of                 Number of Shares                      Of
Beneficial Owner                  Beneficially Owned (1)                Class
- ----------------               -----------------------------          ----------
Frederick Sandvick (2)
108 Ivy Street
San Diego, CA 92101                       950,001                        19.3%

John H. Olbrich (3)
3256 Loma Vista Drive
Jamul, CA 91935                            83,889                         2.0%

Keith Cannon
2300 Shawn Court
Carlsbad, CA 92008                         73,067                         1.8%

All directors and executive
officers as a group (5 persons)         1,180,201                        23.8%

(1) Unless otherwise indicated, all shares are owned beneficially and of record.
(2) Of the shares of common stock reflected in the table above, 163,334 are registered in Mr. Sandvick's name. The table also includes 620,000 shares of common stock issuable upon exercise of options, 166,667 shares of common stock issuable upon exercise of warrants held by Vanguard Strategies Inc., of which Mr. Sandvick is President and principal stockholder.
(3) Of the shares of common stock reflected in the table above, 67,222 are registered in Mr. Olbrich's name. The table includes options to purchase 16,667 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 8, 1996, On-Point entered into an agreement with Vanguard Strategies, Inc. ("VSI"), a private strategic planning company, in which VSI would assist On-Point as its exclusive consultant for at least 120 days in negotiating debt and equity financing and in developing On-Point's strategic plans. Mr. Sandvick is the president and principal stockholder of VSI. In January 1996 VSI assisted On-Point in obtaining a $450,000 loan from U.S. Mortgage Bankers Corp. ("USMBC"). John Olbrich, the president of USMBC, is Mr. Sandvick's half-brother. As compensation for these services, VSI was granted warrants, subject to On-Point receiving financing of at least $1.5 million, to purchase up to 150,000 shares of common stock of On-Point at a price of $1.80 per share exercisable for five years. In July 1996, VSI was granted an additional warrant to purchase 83,333 shares of On-Point's common stock at a price of $2.07 pursuant to the extension of the USMBC promissory note under this agreement. In January 1997, VSI was granted an additional warrant to purchase 83,333 shares of On-Point's common stock at a price of $2.16 pursuant to the extension of the USMBC promissory note under this agreement.

In connection with the engagement of VSI (an unaffiliated third party prior to entering into the agreement) to raise capital for On-Point and pursue other business restructuring alternatives and the continuing arrangements with Mr. Burr, VSI and Mr. Burr were provided an option to purchase 80% (40% each) of a subsidiary to be formed to carry on On-Point's international operations. The option was provided to VSI and Mr. Burr as an incentive for them to aggressively pursue international sales. However, on March 19, 1998 On-Point and VSI entered into an agreement whereby the original agreement with VSI referred to above was terminated. Pursuant to the termination agreement, VSI and Mr. Burr were each granted options to purchase 16,667 shares of On-Point's common stock at $8.64 per share, the closing market price of On-Point's common stock on such date. The options were to expire on December 31, 2002 and vest at the earlier on June 30, 2002 (subject to certain conditions) or March 31 following the fiscal year end during which cumulative gross revenues for fiscal years beginning in 1998 from Central and South America exceed $5,000,000; however, these options were subsequently terminated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

Exhibit
Numbers   Description of Documents
- -------   ------------------------

3.1       Amended and Restated Articles of Incorporation of Registrant (B)

3.1.1     Amended and Restated Articles of Incorporation dated March 1, 1993 (D)

3.1.2 Certificate of Amendment to Articles of Incorporation dated August 6, 1996 (H)

3.1.3 Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000*

3.2       Restated By-Laws of Registrant (C)

3.2.1 Restated By-Laws dated March 1, 1993 and Amendment thereto dated May 27, 1993 (D)

3.3       Certificate of corporate status dated August 3, 1993 (D)

4.1       Specimen Stock Certificate (C)

4.1.1     Specimen Stock Certificate*

4.2       Form of Representative's Warrant (C)

10.3 ITR Sale and Lease Agreement, dated as of January 12, 1993, between Registrant and the State of Missouri (C)

10.3.1 ITR Sale and Lease Agreement, dated as of April 19, 1994, between Registrant and the State of Missouri (P)

10.3.2 Amendment No. 1 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.3 Amendment No. 2 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.4 Amendment No. 3 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.5 Amendment No. 4 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.6 Amendment No. 5 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.7 Amendment No. 6 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.4.1 ITR Sales and Service Agreement dated October 1, 1998 between Registrant and the Commonwealth Virginia(P)

10.4.2 Amendment No. 1 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia(P)

10.4.3 Amendment No. 2 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia(P)

10.7 Form of Indemnification Agreement between Registrant and its officers and directors (C)

10.8      1993 Stock Option Plan (A)

10.8.1    First Amendment to 1993 Stock Option Plan (C)

10.10 Technology Transfer Agreement, dated as of April 9, 1993, between the Registrant and certain of its shareholders (confidential treatment requested as to certain portions) (B)

10.15     1993 Stock Option Plan (D)

10.16     1994 Stock Option Plan (E)

10.16.1   Third Amendment to 1994 Stock Option Plan*

10.17     1994 Stock Option Plan for Directors (E)

10.17.1   Fifth Amendment to the 1994 Stock Option Plan for Directors*

10.17.2   Sixth Amendment to the 1994 Stock Option Plan for Directors*

10.21     Employment agreement with Frederick Sandvick (G)

10.24     Loan and Security Agreement between Registrant and Coast Business
          Credit (J)

10.25 Termination of Agreement between Registrant and Vanguard Strategies, Inc. (K)

10.26 Amendment Nos. 1, 2 and 3 to Loan and Security Agreement between Registrant and Coast Business Credit (L)

10.26.1 Amendment No. 4 to Loan and Security Agreement between Registrant and Coast Business Credit dated April 20, 2000. (P)

10.27 Master Lease Agreement dated March 1, 1995 between the Registrant and Solutioneering, Inc. (M)

10.27.1   Amendment No. 1 to Master Lease Agreement dated December 24, 1996 (M)

10.27.2   Amendment No. 2 to Master Lease Agreement dated December 24, 1997 (M)

10.28 Distributor Agreement between the Registrant and Editec, dated December 30, 1997 (M)

10.28.1 Agreement for the French Lottery Contract dated February 24, 1998 between the Registrant and Editec (M)

10.28.2 English Translation of Contract with La Francaise Des Jeux, dated January 27, 1999 (P)

10.30 Service Agreement for the Illinois Lottery between the Registrant and IGOR, dated July 15, 1994 (M)

10.30.1 ITR Sale and Lease Agreement between the Registrant and Illinois State Lottery, dated July 1, 1994 (M)

10.31 Agreement and Plan of Merger, dated as of January 7, 2000 with GTECH Corp. (N)

10.31.1 Voting Agreement, dated as of January 7, 2000 between Robert L. Burr, John Olbrich, Brian J. Roberts, Frederick Sandvick and Vanguard Strategies, Inc. and GTECH Corp. (N)

10.31.2   Option Agreement, dated as of January 7, 2000 with GTECH Corp. (N)

10.31.3 Note Amendment and mutual release agreement with Gtech Corporation dated August 23, 2000 (O)

10.32     Stipulated judgment against US Telecard, Inc., dated November 12,
          1999. (P)

10.33 Asset Purchase Agreement, dated as of February 23, 2001 between On-Point and Interlott Technologies, Inc. (Q)

10.34 10% Convertible Note Due 2/15/02 between Registrant and Galt Asset Management LLC*

Codes for documents included by reference to previous filings
- -------------------------------------------------------------

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

(K) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(L) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998

(M) Incorporated by reference to Registrant's Annual Report on Form 10-KSBA, as restated on March 31, 2000 for the year ended December 31, 1998.

(N)  Incorporated by reference to SC 13D, filed by GTECH Corp on January 18,
     2000

(O) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000

(P) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999

(Q)  Incorporated by reference to Registrant's Form 8-K, dated February 23, 2001

*Included herein

B) REPORTS ON FORM 8-K

Event Date, February 23, 2001 - Form 8K was filed that included the Asset Purchase Agreement dated February 23, 2001 between On-Point and Interlott Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ON-POINT TECHNOLOGY SYSTEMS, INC.


 Dated:  March 31, 2001           By:  /s/Frederick Sandvick
                                  ---------------------------------
                                  Frederick Sandvick
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors

 Dated:  March 31, 2001           By:  /s/Charles R. Broz
                                  ---------------------------------
                                  Charles R. Broz
                                  Principal Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


 Dated:  March 31, 2001           By:  /s/John H. Olbrich
                                  --------------------------------
                                  John H. Olbrich, Director


 Dated: March 31, 2001            By:  /s/Keith A. Cannon
                                  --------------------------
                                  Keith A. Cannon, Director


 Dated: March 31, 2001            By:  /s/Michael Carlton
                                  --------------------------
                                  Michael Carlton, Director


 Dated: March 31, 2001            By:  /s/Gordon T. Graves
                                  --------------------------
                                  Gordon T. Graves, Director