Form 10KSB/A
period 2000-12-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 2001-04-19
CIK 896195

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                   (Mark One)

                                  Amendment No.1

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

   Purpose of Amendment: Item 1 and Note 9 to Financial Statements are being amended.

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

     In January 2000, after moving forward with our goal of exploring merger and acquisition possibilities, we had entered into an agreement to be acquired by GTECH Corporation (GTECH). However, subsequent to the execution of the agreement with GTECH:

     o An action was filed by a shareholder claiming, among other things, that the price for On-Point was too low and that the board of directors breached its fiduciary duties in reaching its agreement with GTECH at such a price.
     o We restated our prior year financial statements primarily to record leases of equipment to Solutioneering, Inc, a non-lottery customer in the prepaid phone card business that filed for bankruptcy protection during 1999 and was liquidated during 2000, as operating leases rather than sales-type leases.
     o Certain class actions were commenced against us and some of our officers and directors, alleging violations of securities laws resulting from the restatement of our financial statements. As more fully described under "Item 3. Legal Proceedings", settlement agreements have now been filed with the court relating to those actions.
     o Nasdaq suspended trading of our stock for a period of three days after we announced the revision of our earnings.

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

                                  2000                             1999
                          High            Low             High             Low
--------------------------------------------------------------------------------
     First Quarter       $8.625          $5.063          $ 7.689          $5.064
     Second Quarter      $5.438          $1.593          $10.500          $5.250
     Third Quarter       $3.000          $0.843          $ 8.620          $4.125
     Fourth Quarter      $2.906          $1.314          $ 9.000          $4.314
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


Deloitte & Touche LLP
San Diego, California
May 27, 2000

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000

Thousands of dollars, except share amounts                                 2000
                                                                           ----
Assets
Cash and cash equivalents                                              $    139
Accounts receivable, net                                                  1,406
Inventories                                                               5,907
Net investment in sales-type leases                                       1,189
Other current assets                                                         54
--------------------------------------------------------------------------------
Total current assets                                                      8,695
--------------------------------------------------------------------------------
Plant, property and equipment, net                                          296
Net investment in sales-type leases                                       2,352
Property under operating leases, net                                        601
Property, previously under lease agreement with                           1,825
  Solutioneering, net
Other assets                                                              2,174
--------------------------------------------------------------------------------
Total assets                                                           $ 15,943
================================================================================

Liabilities and shareholders' equity
--------------------------------------------------------------------------------
Accounts payable                                                       $  1,553
Accrued expenses and current liabilities                                    517
--------------------------------------------------------------------------------
Total current liabilities                                                 2,070
--------------------------------------------------------------------------------
Long-term debt                                                            5,766
--------------------------------------------------------------------------------
Shareholders' equity:
    Preferred stock, no par value, 2,000,000 shares
      authorized, no shares issued or outstanding
    Common stock, $.03 par value, 13,333,334 shares
      authorized, 4,305,496, issued and outstanding                         129
    Shares to be issued                                                     950
    Additional paid-in capital                                           33,124
    Accumulated deficit                                                 (26,096)
--------------------------------------------------------------------------------
Total shareholders' equity                                                8,107
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 15,943
================================================================================

    See accompanying notes to consolidated financial statements.

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

================================================================================
                                                       2000           1999
                                                       ----           ----
--------------------------------------------------------------------------------

Thousands of dollars/shares, except per share amounts
--------------------------------------------------------------------------------
Revenues                                              $ 10,293         $ 13,481
Cost of sales                                            8,586           11,144
--------------------------------------------------------------------------------
Gross profit                                             1,707            2,337
--------------------------------------------------------------------------------
Operating expenses:
    Selling, general and administrative                  2,176            1,801
    Research and development                             1,061              724
--------------------------------------------------------------------------------
Total operating expenses                                 3,237            2,525
--------------------------------------------------------------------------------
Loss from operations                                    (1,530)            (188)
--------------------------------------------------------------------------------
Other expenses (income):
    Interest expense                                       739              519
    Income related to merger termination, net             (406)
    Shareholder class action settlement                  1,000
    Other                                                  (39)              14
--------------------------------------------------------------------------------
Total other expenses                                     1,294              533
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net loss                                              $ (2,824)        $   (721)
--------------------------------------------------------------------------------

Basic and diluted loss per share:
      Loss per share                                  $  (0.78)        $  (0.21)
--------------------------------------------------------------------------------
      Weighted average shares                            3,623            3,397
================================================================================

See accompanying notes to consolidated financial statements.

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                                        --------------------------------------------------------------------------
                                           Common Stock           Shares     Additional
                                        -------------------        to be      Paid-in     Accumulated      Total
Thousands shares/dollars                Shares      Amount        issued      Capital         Deficit
------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1999               3,365      $    101                   $ 31,256     ($22,551)     $  8,806
------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants                 20             1                        119                        120
Exercise of stock options                  37             1                        115                        116
Issuance of stock options and
  warrants for services provided                                                   100                        100
Net loss                                                                                       (721)         (721)
------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999             3,422           103                     31,590      (23,272)        8,421
------------------------------------------------------------------------------------------------------------------
Exercise of stock warrants                183             5                        365                        370
Issuance of common stock, net
  of issuance cost of $208                700            21                        944                        965
Issuance of stock options and
  warrants for services provided                                                    28                         28
Issuance of stock warrants for
  acquisition of equipment                                                          52                         52
Issuance of stock warrants for
  financing costs                                                                  145                        145
Shares to be issued in connection
  with class action settlement                                       950                                      950
Net loss                                                                                     (2,824)       (2,824)
------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2000             4,305      $    129      $   950      $ 33,124     $(26,096)     $  8,107
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

THOUSAND OF DOLLARS                                       2000          1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                            ($2,824)     ($  721)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                       1,015        1,921
      Issuance of stock options and warrants for
        services provided                                    28          100
      Stockholder class action settlement                   950
      Provision for doubtful accounts                       180         (281)
      Changes in operating assets and liabilities:
         Accounts receivable                               (701)       2,143
         Inventories                                        882       (2,634)
         Other current assets                               145          (77)
         Other assets                                      (332)      (1,196)
         Accounts payable                                  (240)         603
         Accrued expenses                                  (189)      (1,666)
--------------------------------------------------------------------------------
Net cash used in operating activities                    (1,086)      (1,808)
--------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of plant, property and equipment              (37)        (445)
    Net investment in sales-type leases                      68
    Investment in property under operating leases          (332)         256
    Loss on fixed asset disposals                                         35
--------------------------------------------------------------------------------
Net cash used in investing activities                      (301)        (154)
--------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock upon
      exercise of warrants and options                    1,334          236
    Proceeds (payments of) from line of credit, net        (945)         858
    Proceeds from notes payable, net                        980          896
--------------------------------------------------------------------------------
Net cash provided by financing activities                 1,369        1,990
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            (18)          28
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year              157          129
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $   139      $   157
================================================================================
Supplemental cash flow information:
    Cash paid during the years for interest             $   739      $   451
Supplemental disclosure of non-cash activities:
    Increase (decrease) of reserves for inventory
     obsolescence                                      ($    74)     $    96
    Issuance of stock warrants for acquisition of
      equipment and financing costs                     $   370           --
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

STOCK OPTION PLANS On-Point has two employee stock option plans whereby options to purchase 1,157,500 shares of On-Point's common stock may be granted to certain executives and employees, and an option plan for directors under which options for 175,000 shares of On-Point's common stock may be issued to directors of On-Point. Information regarding these option plans, including options outstanding for non-employees of 176,665 and 98,333 shares as of December 31, 2000 and 1999, respectively, follows:

                                              2000                     1999
                                              ----                     ----
                                                    Weighted                   Weighted
                                                    Average                    Average
                                                    Exercise                   Exercise
                                       Shares        Price       Shares         Price
                                      -------       --------     -------       --------
Outstanding at January 1              733,510       $   4.89     694,612       $   4.83
    Granted                            86,668           2.41     181,167           5.19
    Exercised                              --             --     (37,192)          3.12
    Forfeited                        (111,498)         (5.82)   (105,077)         (5.85)
                                      -------------------------------------------------
Outstanding at December 31            708,680       $   4.44     733,510       $   4.89
                                      =================================================

Options exercisable at year end       546,348       $   4.50     520,177       $   3.45
Weighted average fair value per
  share of options granted
  during the year                                   $   2.41                   $   2.91

The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                               Options Outstanding          Options Exercisable
                        -------------------------------    ---------------------
                          Number    Weighted Av  Weighted-              Weighted-
         Range of      Outstanding   Remaining    Average    Number      Average
         Exercise          at       Contractual  Exercise  Outstanding  Exercise
          Prices        12/31/00       Life       Price    at 12/31/00    Price
        ------------    --------    -----------  --------  ------------ -------
       $1.12 - $3.09     389,347       3.06      $ 2.41      312,680      $2.43
        4.23 - 5.43      195,000       3.29        4.57      175,000       4.57
        5.91 - 6.27       81,000       1.17        6.14       21,168       5.98
        6.75 - 8.64       10,000       1.41        7.44        4,167       6.90
           22.35          33,333       3.75       22.35       33,333      22.35
                         ------------------------------------------------------
       $1.12 - $22.35    708,680       2.91      $ 4.44      546,348      $4.50
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

                               2000                              1999
                               ----                              ----
                                  Per Share                         Per Share
                   Net            ---------          Net            ---------
                   Loss        Basic     Diluted     Loss        Basic     Diluted
                   ----        -----     -------     ----        -----     -------
As Reported      $(2,824)      $(0.78)    $(0.78)    $(721)      $(0.21)    $(0.21)
                 -----------------------------------------------------------------
Pro Forma        $(2,964)      $(0.82)    $(0.82)    $(877)      $(0.26)    $(0.26)
                 -----------------------------------------------------------------

In 2000, the fair value of options granted to employees is estimated at approximately $2.41 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: dividend yield of 0%; expected volatility of 72%; risk free interest rate of 5.80%; and expected life of 5 years.

In 1999, the fair value of options granted to employees is estimated at approximately $2.91 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 72%; risk free interest rate of 5.80%; and expected life of 4.84 years.

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

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                     ----------------------------------------------
                                                                          Other
    Name and                                                              Annual
    Principal                                                          Compensation
    Position            Year         Salary ($)        Bonus ($)       ($) (1) (2)
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

                                                     Long-Term Compensation Awards
                                     ------------------------------------------------------------
                                                     Securities                          All
    Name and                         Restricted      Underlying      Long-Term          Other
    Principal                          Stock          Options/     Incentive Plan    Compensation
    Position            Year         Awards ($)      SAR'S (#)      Payouts ($)          ($)
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2001, the shares of On-Point's Capital Stock beneficially owned by each 5% beneficial owner, by each Director or nominee, by each named executive officer individually, and by all Directors and executive officers as a group:

                                                                      Percentage
Name and Address of                 Number of Shares                      Of
Beneficial Owner                  Beneficially Owned (1)                Class
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

A) EXHIBITS

Exhibit
Numbers   Description of Documents
-------   ------------------------

3.1       Amended and Restated Articles of Incorporation of Registrant (B)

3.1.1     Amended and Restated Articles of Incorporation dated March 1, 1993 (D)

3.1.2 Certificate of Amendment to Articles of Incorporation dated August 6, 1996 (H)

3.1.3 Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000 (R)

3.2       Restated By-Laws of Registrant (C)

3.2.1 Restated By-Laws dated March 1, 1993 and Amendment thereto dated May 27, 1993 (D)

3.3       Certificate of corporate status dated August 3, 1993 (D)

4.1       Specimen Stock Certificate (C)

4.1.1     Specimen Stock Certificate (R)

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

10.16     1994 Stock Option Plan (E)

10.16.1   Third Amendment to 1994 Stock Option Plan (R)

10.17     1994 Stock Option Plan for Directors (E)

10.17.1   Fifth Amendment to the 1994 Stock Option Plan for Directors (R)

10.17.2   Sixth Amendment to the 1994 Stock Option Plan for Directors (R)

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

10.31.3 Note Amendment and mutual release agreement with Gtech Corporation dated August 23, 2000 (O)

10.32     Stipulated judgment against US Telecard, Inc., dated November 12,
          1999. (P)

10.33 Asset Purchase Agreement, dated as of February 23, 2001 between On-Point and Interlott Technologies, Inc. (Q)

10.34 10% Convertible Note Due 2/15/02 between Registrant and Galt Asset Management LLC (R)

Codes for documents included by reference to previous filings
-------------------------------------------------------------

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

(N)  Incorporated by reference to SC 13D, filed by GTECH Corp on January 18,
     2000

(O) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000

(P) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999

(Q)  Incorporated by reference to Registrant's Form 8-K, dated February 23, 2001

(R) Incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

                                  ON-POINT TECHNOLOGY SYSTEMS, INC.


 Dated:  April 17, 2001           By:  /s/Frederick Sandvick
                                  ---------------------------------
                                  Frederick Sandvick
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors

 Dated:  April 17, 2001           By:  /s/Charles R. Broz
                                  ---------------------------------
                                  Charles R. Broz
                                  Principal Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


 Dated: April 17, 2001            By:  /s/John H. Olbrich
                                  --------------------------------
                                  John H. Olbrich, Director


 Dated: April 17, 2001            By:  /s/Keith A. Cannon
                                  --------------------------
                                  Keith A. Cannon, Director


 Dated: April 17, 2001            By:  /s/Michael Carlton
                                  --------------------------
                                  Michael Carlton, Director


 Dated: April 17, 2001            By:  /s/Gordon T. Graves
                                  --------------------------
                                  Gordon T. Graves, Director