Form 10QSB
period 2001-03-31
ON POINT TECHNOLOGY SYSTEMS INC
filed 2001-05-21
CIK 896195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21738

ON-POINT TECHNOLOGY SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	33-0423037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1370 W. SAN MARCOS BLVD. SUITE 100, SAN MARCOS, CALIFORNIA	92069
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (760) 510-4900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

As of April 30, 2001, there were 4,305,584 shares of Common Stock ($.03 par value) outstanding.

On-Point Technology Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

March 31
2001
Assets Thousands of dollars, except share amounts	(Unaudited)
Current assets:
Cash and cash equivalents	$553
Accounts receivable, net	572
Inventories	1,129
Net assets of discontinued operations	10,165
Other current assets	105
Total current assets	12,524
Plant, property and equipment, net	160
Property held for operating leases, net	28
Inventory, previously under lease with Solutioneering	1,825
Other assets	981
Total assets	$15,518
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,398
Notes payable	1,980
Accrued expenses & other current liabilities	400
Total current liabilities	3,778
Long-term debt	3,929
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized, 4,305,584 shares issued and outstanding	129
Shares to be issued	950
Additional paid-in capital	33,124
Accumulated deficit	(26,392)
Total shareholders’ equity	7,811
Total liabilities and shareholders’ equity	$15,518

See accompanying notes to condensed consolidated financial statements

On-Point Technology Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
Thousands of dollars/shares, except per share amounts	2001	2000
Revenues	$6	$2
Cost of revenues	3	1
Gross profit	3	1
Other costs and expenses:
Selling, general and administrative	438	407
Interest expense	154	173
Total other costs and expenses	592	580
Loss from continuing operations	(589)	(579)
Income from discontinued operations	294	489
Net Loss	$(295)	$(90)
Earnings (loss) per share:
Basic and diluted:
Continuing operations	$(0.14)	$(0.17)
Discontinued operations	.07	.14
Net loss	$(0.07)	$(0.03)
Weighted average shares	4,305	3,422

See accompanying notes to condensed consolidated financial statements

On-Point Technology Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31
	2001	2000
Thousand of dollars
Cash flows from operating activities:
Loss from continuing operations	$(589)	$(579)
Income from discontinued operations	294	489
Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	215	262
Issuance of options and warrants for services provided	31	15
Changes in operating assets and liabilities:
Accounts receivable	314	(884)
Inventories	91	(168)
Accounts payable	(155)	867
Accrued expenses and other liabilities	(117)	98
Other current assets	(80)	(407)
Net cash (used for) provided by operating activities	4	(307)
Cash flows from investing activities:
Purchases of plant, property and equipment	(17)	(35)
Net investment in sales-type leases	342	(581)
(Increase) decrease in other assets	(21)	(92)
Investment in property held for operating leases	(37)
Net cash (used for) provided by investing activities	267	(708)
Cash flows from financing activities:
Proceeds from line of credit, net	143	(607)
Proceeds from notes payable, net		1,500
Net cash provided by financing activities	143	893
Increase (decrease) in cash and cash equivalents	414	(122)
Cash and cash equivalents at beginning of period	139	157
Cash and cash equivalents at end of period	$553	$35
Supplemental cash flow information:
Cash paid during the period for interest	$154	$141

See accompanying notes to condensed consolidated financial statements

ON-POINT TECHNOLOGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(Unaudited)

1.          Basis of Presentation  The accounting and reporting policies of On-Point Technology Systems, Inc. and subsidiaries (collectively referred to as the “Company”) conform to generally accepted accounting principles.  The condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows.  The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2000 audited financial statements which are included in the Company’s Annual Report on Form 10-KSB dated December 31, 2000.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

             On November 6, 2000, the Board of Directors of the Company approved a one-for-three reverse split of the Company’s common stock.  No fractional shares of common stock were issued in connection with the reverse stock split and in instances where the reverse split resulted in a stockholder becoming the holder of a fractional interest in a share, then the number of shares held by such stockholder was rounded up to the nearest whole share.  The accompanying condensed consolidated financial statements for the three months ended March 31, 2000 have been restated to show the effects of the reverse stock split as if the split had occurred as of the beginning of the respective periods.

2.          Discontinued Operations  On February 23, 2001, the Company executed a definitive agreement to sell to Interlott Technologies, Inc. (“Interlott”) those assets used in its existing lottery business, relating to the manufacture, sale, lease and service of instant ticket vending machines, including the assignment of On-Point’s existing lottery contracts.  In exchange, On-Point will receive up to $28.5 million, including cash of $13.5 million at closing (subject to adjustment if inventory and accounts receivable are greater than or less than $5 million), and deferred and earn-out amounts over five years (subject to certain conditions) for the remainder.  In addition, On-Point and Interlott will enter into a separate on-line technology agreement to market a proprietary design for an on-line activated instant lottery ticket.  On-Point will retain its cash and all non-lottery related assets and continue to move forward with new market opportunities.  The Company received shareholder approval for the sale on May 18, 2001 and the closing is subject to customary closing conditions.  The Company anticipates a gain on the sale of the lottery assets.

             As a result of the agreement, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.  The net income of discontinued operations for the three-months ended March 31, 2001 and 2000 was $294 thousand and $489 thousand, respectively.

The net assets of discontinued operations expected to be disposed as of March 31, 2001 were as follows:

(in thousands)
Current assets	$6,293
Plant, property and equipment, net	119
Net investment in sales-type leases	1,943
Property under operating leases, net	631
Other assets	1,179
Net assets of discontinued operations	$10,165

For the three months ended March 31, 2001, cash flows provided by operating and investing activities were $1,467 thousand and $317 thousand, respectively, totaling $1,784 thousand.  For the three months ended March 31, 2000, cash flows provided by operating activities were $221 thousand and cash flows used in investing activities were  $720 thousand, totaling a net use of $499 thousand.

3.          Contingencies  On April 20, 2000, a shareholder class action was filed against On-Point and certain officers and directors in the U.S. District Court, Southern District of California.  The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that On-Point violated federal securities laws by the dissemination of materially false and misleading financial statements.  Subsequent cases alleging substantially the same claims, and also filed in the same court, have all been consolidated before the same judge.  The defendants have entered into amended settlement agreements with the class, and the court has preliminarily approved the amended settlement agreements.  On-Point and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the case quickly is in the best interests of the Company in order for management to more effectively proceed with its strategic business plans.  Under the settlement agreement, On-Point would be permitted to issue shares equal to $950 thousand in value on the date the shares are required to be issued to the class, which is estimated would occur within twelve months, and $50 thousand of cash.

             On April 21, 2000, an action was filed against On-Point in U.S. District Court, Southern District of Ohio, by Interlott.  The action alleges that On-Point breached a Settlement Agreement and Mutual Release dated May 30, 1991 with Interlott in that On-Point was using elements of Interlott’s technology in On-Point’s new PlayPoint technology.  We believe Interlott’s suit to be without merit.  The case has been temporarily stayed by order of the court due to the pending transaction to sell the Company's Lottery Assets to Interlott.

4.          Provisions for Income Taxes  No provisions or benefits for federal or state income taxes have been made for the three-month period ended March 31, 2001 and 2000.  No significant changes have occurred to operating loss carry forwards and net deferred income tax assets since December 31, 2000 (see Note 8 of Notes to Consolidated Financial Statements in On-Point’s Form 10-KSB for the year ended December 31, 2000).

5.          Per Share Information  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share” establishing standards for computing and presenting Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”).  Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares.  Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.  At March 31, 2001 and 2000, 1,245 thousand and 1,241 thousand, respectively, options and warrants were not factored into the calculation due to antidilution.

6.          Long Term Debt  As of March 31, 2001, current notes payable consisted of notes to certain private lenders in the amount of $1.23 million, including $130 thousand from the Company’s chief executive officer, all of which mature on February 15, 2002 with interest-only payable quarterly at 10% per annum, and a note to GTECH Corporation in the amount of $750 thousand, which matures with interest at 10% per annum on February 15, 2002.

             As of March 31, 2001, long-term debt consisted of amounts outstanding under a $10 million revolving line of credit.  The available borrowings under the line are subject to a number of restrictions and conditions (see Note 4 of Notes to Consolidated Financial Statements in the 2000 Form 10-KSB).  As of March 31, 2001, On-Point had available approximately $4.0 million under the credit line of which approximately $3.9 million had been borrowed.

7.          Shareholders Equity  The decrease in shareholder’s equity from $8.1 million at December 31, 2000 to $7.8 million at March 31, 2001 was  the result of a net loss of $295 thousand for the first quarter.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

             General  The Company is in the process of a major transition.  The Company is undergoing a series of actions designed to transform itself into a more diversified company.  The Company has been engaged primarily in the lottery industry over the past 10 years and is presently one of the largest providers of vending terminals for the sale of instant-winner lottery tickets.  As part of a planned series of actions, on February 23, 2001, the Company executed a definitive agreement to sell to Interlott Technologies, Inc. (Interlott) the assets used in its existing lottery business, relating to the manufacture, sale, lease, and service of instant lottery ticket vending machines (the Lottery Assets) in exchange for up to $28.5 million, including cash of $13.5 million at closing (subject to closing adjustments), and deferred and earn-out amounts (subject to certain conditions) for the remainder.  A more detailed description of the agreement with Interlott is under “Agreement with Interlott” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  Such sale, which was approved by the Company’s shareholders on May 18, 2001, is subject to customary closing conditions.

             The Company’s revenues through March 31, 2001 had been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts.  The Company’s products were sold or leased to a limited number of customers worldwide.  As a result, the Company had experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules.  The Company’s sales cycle could, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements.  Operating results were affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer’s firm order and the receipt of revenue from the sale or lease of the applicable vending terminals.  In addition, there had been an accelerating trend by customers to lease rather than purchase vending terminal equipment.  Leasing vending terminals required the Company to invest capital or otherwise finance the manufacture of the vending terminals.

             Over the past four years, the Company has undergone an extensive development program in accordance with a comprehensive strategic product development plan for the lottery market.  The plan envisioned the development of a proprietary design for the world’s first central-computer activated instant winner lottery ticket as well as the next generation of dispensing equipment for instant winner lottery tickets capable of ultimately dispensing the new ticket design.  On-Point has now obtained a patent for its on-line instant ticket concepts and has finalized most of the development of its next generation lottery equipment.  Its next generation equipment is now undergoing industrialization and beta tests.  On-Point has expended over $5 million since it started its product development strategy.

                          As a result of the tremendous focus and resources required over that period of time for the development of its new next generation lottery products, results of operations have been negatively impacted due to the expense of the development costs and the transitional impact on the Company’s revenue and gross margins.  In addition, the Company is in the process of restructuring its operations to accommodate its new strategic plans.  This has also negatively impacted results of operations during the transition period.

             Since our lottery business accounted for substantially all of our business in 2001 and 2000, the discussions relating to the results of operations should be read in this context.  If the transactions contemplated by our agreement with Interlott are completed, we will no longer be engaged in the business of manufacturing, selling, leasing and service of lottery vending machines subsequent to the close of the transaction.

Results of Operations

             Continuing Operations  The Company had no significant revenue from continuing operations in 2001 and 2000.  Although the Company has non-lottery products, substantially all of its focus in those periods were on its lottery related business.  Once the sale of the lottery assets is completed, the Company plans to review and implement strategies to maximize value from its non-lottery related assets.

             Selling, general and administrative costs and expenses for the 2001 first quarter remained relatively constant between quarters.  Interest expense for the 2001 first quarter decreased over the prior year comparable quarter by $19 thousand due to the effect of interest costs, reflecting changes in borrowings.

             As a result of the above, for the 2001 three-month period the Company incurred a net loss from continuing operations of $589 thousand versus $579 thousand for the 2000 period.

             Discontinued Operations  Prior to the Company’s change in business strategy, the Company had been primarily engaged in the lottery industry. The Company's customer base in the lottery business remained relatively constant between the 2001 quarter and the 2000 quarter, although revenues for the three-month period ended March 31, 2001 decreased from the prior year, primarily as a result of decreases in sales and sales type leases of its existing lottery product line.  As previously discussed, On-Point is now in the process of marketing its new next generation lottery products and the decreases in sales relate to the transitioning required in the introduction of the new products.  The decrease was offset partially by an increase in operating leases and service revenue.

             Cost of revenues, as a percentage of sales, for the first quarter increased by 3 percentage points from 68% in 2000 to 71% in 2001.  The higher percentage of costs of revenues in 2001 versus 2000 is primarily due to change in the product revenue mix with lower product sales, which have a higher percent of gross profit.  Operating expenses decreased over the prior year comparable periods by approximately $220 thousand in the three months ended March 31, 2001.  The decreases were primarily due to decreased research and development costs expensed in the periods.  Research and development costs decreased due to the Company’s substantial completion and field-testing of the Company’s new lottery products.

             As a result of the above, for the 2001 three-month period the Company generated income from discontinued operations of $294 thousand versus $489 thousand for the same period in 2000.

             Liquidity and Capital Resources  At March 31, 2001, the Company had working capital of approximately $4.9 million (not including the non current assets of the net discontinued assets) and cash and cash equivalents of approximately $553 thousand.

                          At March 31, 2001, the Company had a $10 million revolving line of credit facility with its asset-based lender, of which $3.9 million was outstanding out of $4 million available based on formula limitations.

             The Company’s principle source of funds during the three months ended March 31, 2001, was from its investing and financing activities.  The Company used its funding for working capital to maintain operations.

             Management believes On-Point has sufficient liquidity because of its existing stream of contractual lease payments, its current working capital and its available borrowings under its $10 million debt financing, to maintain its current level of operations for 2001.  However, if On-Point is unable to liquidate its current assets timely, then additional capital will be required to fund existing operations.  Management believes this funding will be available through private placement financing.

             Further, in order to proceed with the Company’s plans to develop on-line lotteries and solutions for high-volume, cash-oriented transactions, On-Point will need to seek additional financing for those businesses.  If the Company sells its lottery assets pursuant to its agreement with Interlott, the Company would have the necessary funding to proceed with certain of its new market opportunities regardless of additional outside funding availability.

PART II.  OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             Reference is made to the legal proceedings section of Note 10 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 and the legal proceedings section of the Form.  There have been no significant developments in the litigation described in the 2000 Form 10-KSB since the date of that report.

ITEM 2.	CHANGES IN SECURITIES

(a)	None
(b)	None
(c)	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
N/A

(b) Reports on Form 8-K
N/A

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ON-POINT TECHNOLOGY SYSTEMS, INC.

Date: May 18, 2001	/s/ Charles R. Broz
As Principal Financial Officer on behalf
of Registrant