Form 10QSB
period 2001-06-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 2001-08-14
CIK 896195

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21738

GLOBAL EPOINT, INC.
(formerly On-Point Technology Systems, Inc.
(Name of small business issuer in its charter)

Nevada	33-0423037
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1370 W. SAN MARCOS BLVD. SUITE 100, SAN MARCOS, CALIFORNIA 92069
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (760) 510-4900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.  Yes x No_

As of August 1,2001, there were 4,305,584 shares of Common Stock ($.03 par value) outstanding.

Global ePoint, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

Assets (Thousands of dollars, except share amounts)	June 30 2001

Current assets:
Cash and cash equivalents	$7,907
Accounts receivable, net	294
Inventories	2,162
Other current assets	59

Total current assets	10,422

Plant, property and equipment, net	150
Property held for operating leases, net	79
Inventory previously under lease	1,429
Other assets	1,376

Total assets	$13,456

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$1,220
Notes payable	955
Accrued expenses and other liabilities	1,283

Total current liabilities	3,458

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized, 4,305,584 shares issued and outstanding	129
Shares to be issued	950
Additional paid-in capital	33,125
Accumulated deficit	(24,206)

Total shareholders’ equity	9,998

Total liabilities and shareholders’ equity	$13,456

See accompanying notes to condensed consolidated financial statements

Global ePoint, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
(Thousands of dollars/shares, except per share amounts)	2001	2000	2001	2000

Revenues:
Sales	$10	$14	$4	$12
Interest	44		44

Total Revenues	54	14	48	12

Operating expenses:
Cost of sales	5	7	2	6
Selling, general and administrative	1,034	1,025	596	618
Interest expense	266	378	112	205
Merger termination costs		449		449

Total operating expenses	1,305	1,859	710	1,278

Loss from continuing operations	(1,251)	(1,845)	(662)	(1,266)

Discontinued operations:
Income	398	1,130	104	641
Gain on sale	2,744		2,744

Income from discontinued operations	3,142	1,130	2,848	641

Net Income (loss)	$1,891	$(715)	$2,186	$(625)

Earnings (loss) per share – Basic and Diluted:
Loss from continuing operations	$(.28)	$(.54)	$(.14)	$(.37)
Income from discontinued operations	.70	.33	.61	.19

Net income (loss)	$.42	$(.21)	$.47	$(.18)

Weighted average shares	4,463	3,447	4,622	3,472

See accompanying notes to condensed consolidated financial statements

Global ePoint, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30
(Thousands of dollars)	2001	2000

Cash flows from operating activities:
Loss from continuing operations	$(1,251)	$(1,845)
Income from discontinued operations	398	1,130
Adjustments to reconcile income (loss) to net cash used for operating activities:
Depreciation and amortization	357	624
Issuance of options and warrants for services provided	52	30
Other non-cash charges	`	100
Changes in assets and liabilities:
Accounts receivable	106	(1,005)
Inventories	418	(891)
Accounts payable	(333)	589
Accrued expenses and other liabilities	(299)	(502)
Other current assets	(52)	(135)

Net cash used for operating activities	(604)	(1,905)

Cash flows from investing activities:
Purchases of plant, property and equipment	(25)
Net investment in sales-type leases	710	(644)
Decrease in other assets	77
Net proceeds from sale of discontinued operations, including gain of $2,744	12,665
Investment in short-term financial instruments	(244)

Net cash provided by (used for) investing activities	13,183	(644)

Cash flows from financing activities:
Proceeds from exercise of stock warrants and options		270
Proceeds from (repayments of) line of credit, net	(3,786)	605
Proceeds from (repayments of) notes payable, net	(1,025)	1,580

Net cash provided by (used for) financing activities	(4,811)	2,455

Increase (decrease) in cash and cash equivalents	7,768	(94)

Cash and cash equivalents at beginning of period	139	157

Cash and cash equivalents at end of period	$7,907	$63

Supplemental cash flow information, cash paid during the period for interest	$266	$247

See accompanying notes to condensed consolidated financial statements

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1.          Basis of Presentation   The accounting and reporting policies of Global ePoint, Inc. (formerly On-Point Technology Systems, Inc.) and subsidiaries (collectively referred to as the “Company”) conform to generally accepted accounting principles.  The condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows.  The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2000 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB/A for the period ended December 31, 2000.  The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

             On November 6, 2000, the Board of Directors of the Company approved a one-for-three reverse split of the Company’s common stock.  No fractional shares of common stock were issued in connection with the reverse stock split and in instances where the reverse split resulted in a stockholder becoming the holder of a fractional interest in a share, then the number of shares held by such stockholder was rounded up to the nearest whole share.  The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000 have been restated to show the effects of the reverse stock split as if the split had occurred as of the beginning of the respective periods.

             In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

2.          Discontinued Operations   On June 1, 2001, the Company sold to Interlott Technologies, Inc. (“Interlott”) those assets used in its existing lottery business, relating to the manufacture, sale, lease and service of instant ticket vending machines, including the assignment of the Company’s existing lottery contracts pursuant to a definitive agreement executed on February 23, 2001 (the “Agreement”).  Pursuant to the Agreement, the Company received approximately $13.1 million at closing which, after sale related costs of approximately $400 thousand, generated net proceeds of approximately $12.7 million.  In addition, the Company accrued approximately $1.1 million for estimated residual costs of disposal and estimated subsequent purchase price adjustments.  The components of the gain on the sale were as follows:

(In thousands)

Proceeds, net of related costs and accruals	$11,600
Net book value of assets sold	8,856

Gain on sale	$2,744

             The Agreement also provides for up to $9 million of deferred payments (subject to the performance of certain contracts assigned to Interlott) over five years and earn-out payments of up to $6 million (subject to certain conditions) over five years.  These payments have not been accrued as a receivable but rather will be recorded as income when all the conditions for payment have been met.  In addition, the Company and Interlott entered into a separate on-line technology agreement to market a proprietary design for an on-line activated instant lottery ticket.

             As a result of the sale, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.  The results of discontinued operations for the three months and six months ended June 30, 2001 and 2000 were as follows:

	Six Months Ended June 30		Three Months Ended June 30
(in thousands)	2001	2000	2001	2000

Net sales	$2,944	$6,670	$1,566	$3,842
Gross profit	610	1,906	215	994
Operating expenses	212	776	111	353

Net income from discontinued operations	$398	$1,130	$104	$641

             For the six months ended June 30, 2001, cash flows provided by operating and investing activities were $1,920 thousand and $667 thousand, respectively, totaling $2,587 thousand.  For the six months ended June 30, 2000, cash flows used for operating activities were $740 thousand and cash flows provided by investing activities were $1,084 thousand, netting cash of $344 thousand.

             The net assets of discontinued operations that were disposed as of June 1, 2001 were as follows:

(In thousands)

Current assets	$4,391
Plant, property and equipment, net	112
Net investment in sales-type leases	2,652
Property under operating leases, net	518
Other assets	1,183

Net assets of discontinued operations	$8,856

3.          Contingencies   On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California.  The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements.  Subsequent cases alleging substantially the same claims, and also filed in the same court, have all been consolidated before the same judge.  The Company and the officers and directors have entered into amended settlement agreements with the class, and the court has preliminarily approved the amended settlement agreements.  The Company and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the cases quickly is in the best interests of the Company in order for management to more effectively proceed with its strategic business plans.  Under the settlement agreement, the Company would be permitted to issue shares equal to $950 thousand in value on the date the shares are required to be issued to the class, which is estimated would occur within twelve months, and $50 thousand of cash.  The affect of the settlement has already been accrued in the Company’s financial statements.

             On April 21, 2000, an action was filed against the Company in U.S. District Court, Southern District of Ohio, by Interlott.  The action alleged that the Company breached a Settlement Agreement and Mutual Release dated May 30, 1991 with Interlott in that the Company was using elements of Interlott’s technology in the Company’s new PlayPoint technology.  As a result of the sale of the Company’s lottery assets to Interlott, the case has been dismissed.

4.          Provisions for Income Taxes   No provisions or benefits for federal or state income taxes have been made for the six month period ended June 30, 2001 and 2000.  As of December 31, 2000, the Company had approximately $18.3 million of net operating loss available to offset future income.  (See Note 8 of Notes to Consolidated Financial Statements in On-Point’s Form 10-KSB for the year ended December 31, 2000).

5.          Per Share Information   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share” establishing standards for computing and presenting Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”).  Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares.  Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.  Included in the computation for Basic and Diluted EPS for the three months ended June 30, 2001 are 316,666 shares, which are contingently issuable pursuant to the settlement agreements for the class action cases (see Note 3 herein).  For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss.  The Company had options and warrants outstanding of approximately 1.9 million during 2001 and 1.1 million during 2000.

6.          Notes Payable   As of June 30, 2001, notes payable consisted of notes to certain private lenders in the amount of $205 thousand, including $130 thousand from the Company’s chief executive officer, all of which mature on February 15, 2002 with interest-only payable quarterly at 10% per annum, and a note to GTECH Corporation in the amount of $750 thousand, which matures with interest at 10% per annum on February 15, 2002.

7.          Shareholders Equity   The increase in shareholder’s equity from approximately $8.1 million at December 31, 2000 to approximately $10 million at June 30, 2001 was substantially all the result of the net income of approximately $1.9 million for the six months ended June 30, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             General   The Company is in the process of a major transition.  The Company is undergoing a series of actions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value.  The Company has been engaged primarily in the lottery industry over the past 10 years and was one of the largest providers of vending terminals for the sale of instant-winner lottery tickets.  As part of this transformation process, on February 23, 2001, the Company executed a definitive agreement to sell to Interlott Technologies, Inc. (Interlott) the assets used in its existing lottery business, relating to the manufacture, sale, lease, and service of instant lottery ticket vending machines in exchange for up to $28.5 million, including cash of $13.5 million at closing (subject to closing adjustments), and deferred and earn-out amounts (subject to certain conditions) for the remainder.  A more detailed description of the agreement with Interlott is under “Agreement with Interlott” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.  Such sale, which was approved by the Company’s shareholders on May 18, 2001, was completed on June 1, 2001.

             The Company’s revenues through June 30, 2001 had been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts.  The Company’s products were sold or leased to a limited number of customers worldwide.  As a result, the Company had experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules.  The Company’s sales cycle could, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements.  Operating results were affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer’s firm order and the receipt of revenue from the sale or lease of the applicable vending terminals.  In addition, there had been an accelerating trend by customers to lease rather than purchase vending terminal equipment.  Leasing vending terminals required the Company to invest capital or otherwise finance the manufacture of the vending terminals.

             Over the past four years, the Company had undergone an extensive development program in accordance with a comprehensive strategic product development plan for the lottery market.  The plan envisioned the development of a proprietary design for the world’s first central-computer activated instant winner lottery ticket as well as the next generation of dispensing equipment for instant winner lottery tickets capable of ultimately dispensing the new ticket design.  Prior to the sale of its lottery assets, the Company had obtained a patent for its on-line instant ticket concepts and had finalized most of the development of its next generation lottery equipment.  The Company had expended over $5 million on its product development strategy.

             As a result of the tremendous focus and resources required over the past four years for the development of its new next generation lottery products, results of operations were negatively impacted due to the expense of the development costs and the transitional impact of changing products on the Company’s revenue and gross margins.  Since the lottery business accounted for substantially all of the Company’s business in 2001 and 2000, the discussions relating to the results of operations should be read in this context.  As a result of the sale of the lottery business, the Company will no longer be engaged in the business of manufacturing, selling, leasing and service of lottery vending machines subsequent to June 1, 2001, the close of the transaction.

             The Company is now positioned to proceed with further actions designed to transform itself into a more diversified company.  First, the Company is moving forward with marketing plans for the redeployment and sale of its existing non-lottery related products.  Second, it is reviewing a variety of new market opportunities that would provide it with the ability to jump over the initial development phase generally required of a new product.  In that regard, management is currently reviewing the possibilities of merging with an established business and/or acquiring a developed product line.  The Company’s goal with respect to securing a new market opportunity is to identify which opportunities best leverage its management expertise, technological property, international relationships and corporate value, while maximizing its abilities to enhance shareholder value.  The Company anticipates that if a new business opportunity is completed, a significant restructuring of its operations would result.  The extent of the restructuring and the effect on the Company’s financial statements will depend on the particular business opportunity.

Results of Operations

             Continuing Operations   The Company had no significant revenue from continuing operations in 2001 and 2000.  Although the Company has non-lottery products, substantially all of its focus in those periods were on its lottery-related business.  Subsequent to the sale of the lottery assets on June 1, 2001, the Company has been reviewing and moving forward with strategies to maximize value from its non-lottery related assets.  However, no assurances can be given as to the success of these new strategies.

             Total operating expenses decreased in the 2001 periods primarily as the result of the nonrecurrence of $449 thousand of costs that were expensed in the 2000 second quarter relating to the termination of a prior merger attempt.  Selling, general and administrative costs and expenses for the 2001 periods remained relatively constant with the 2000 periods.  Interest expense for the 2001 first quarter decreased over the prior year comparable quarter by $92 thousand primarily due to the effect of decreased borrowings.

             As a result of the above, for the three and six months ended June 30, 2001, the Company incurred a net loss from continuing operations of $1,251 thousand and $662 thousand, respectively, versus $1,845 thousand and $1,266 thousand in the respective 2000 periods.

             Discontinued Operations   Prior to the Company’s change in business strategy, the Company had been primarily engaged in the lottery industry.  The company’s customer base in the lottery business remained relatively constant between the 2001 year and 2000 year although income for the three and six month periods ended June 30, 2001 decreased from the prior year, primarily as a result of decreases in sales and sales-type leases of its existing lottery product line.  As previously discussed, the Company was in the process of marketing its new next generation lottery products and the decreases in sales partly relate to the transitioning required in the introduction of the new products.  Further, because the lottery business was sold on June 1, 2001, the three and six month periods for 2001 include revenue for only two and five months, respectively, whereas, sales in 2000 were for the full periods.  The overall decrease in sales was due to the combination of the above factors.

             The disposal of assets of the lottery operations are being accounted for as discontinued operations.  The results of operations are summarized as follows:

	Six Months Ended June 30		Three Months Ended June 30
Results of Operations:	2001	2000	2001	2000

Net sales	$2,944	$6,670	$1,566	$3,842
Gross profit	610	1,906	215	994
Operating expenses	212	776	111	353

Net Income	$398	$1,130	$104	$641

             Gross profit, operating expenses and net income were all lower in the 2001 periods as the result of lower sales during 2001 and for the shorter reporting period in 2001.

             On June 1, 2001, the Company completed the sale of its lottery business and, as a result, recognized a gain from the sale of approximately $2.7 million.

             As a net result of the above, the Company reported net income of approximately $1.9 million for the six months ended June 30, 2001, versus a loss in the prior year six months of approximately $.7 million and net income of approximately $2.2 million for the three months ended June 30, 2001, versus a loss in the prior year three months of approximately $.6 million.

             Liquidity and Capital Resources   As a result of the proceeds generated by the sale of lottery assets, the Company has working capital of approximately $7 million and cash and cash equivalents of approximately $7.9 million.  Management believes the Company has sufficient liquidity to fund its existing operations and provide a basis for new business opportunities.

PART II.  OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             On April 20, 2000, a shareholder class action was filed against On-Point and certain officers and directors in the U.S. District Court, Southern District of California.  The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that On-Point violated federal securities laws by the dissemination of materially false and misleading financial statements.  Subsequent cases alleging substantially the same claims, and also filed in the same court, have all been consolidated before the same judge.  The defendants have entered into amended settlement agreements with the class, and the court has preliminarily approved the amended settlement agreements.  On-Point and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the cases quickly is in the best interests of the Company in order for management to more effectively proceed with its strategic business plans.  Under the settlement agreement, On-Point would be permitted to issue shares equal to $950 thousand in value on the date the shares are required to be issued to the class, which is estimated would occur within twelve months, and $50 thousand of cash.

             On April 21, 2000, an action was filed against the Company in U.S. District Court, Southern District of Ohio, by Interlott.  The action alleged that the Company breached a Settlement Agreement and Mutual Release dated May 30, 1991 with Interlott in that the Company was using elements of Interlott’s technology in the Company’s new PlayPoint technology.  As a result of the sale of the Company’s lottery assets to Interlott, the case has been dismissed.

ITEM 2.            CHANGES IN SECURITIES

(a )	None
(b)	None
(c)	None

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held a special meeting of stockholders on May 18, 2001 with respect to the sale of its lottery assets.  The following matters were acted upon:

Matter	Votes For	Votes Against	Abstain
Approval of the Asset Purchase Agreement between the Company and Interlott and the transactions contemplated by the Agreement	2,586,981	10,852	13,599
Approval of the Amendment to the Company’s articles of incorporation to change the name to Global ePoint, Inc.	2,602,293	8,866	6,940

ITEM 5.            OTHER INFORMATION

             On August 13, 2001, Michael Carlton resigned as a director of the Company due to conflicting business requirements.  The Board has chosen not to replace Mr. Carlton at this time.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
             N/A

(b)        Reports on Form 8-K
             N/A

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Global ePoint, Inc.

Date: August 14, 2001	/s/ Charles R. Broz

As Principal Financial Officer on behalf
of Registrant