Form 10QSB
period 2001-09-30
ON POINT TECHNOLOGY SYSTEMS INC
filed 2001-11-16
CIK 896195

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21738

GLOBAL ePOINT, INC.

(formerly On-Point Technology Systems, Inc.

(Name of small business issuer in its charter)

Nevada	33-0423037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1370 W. SAN MARCOS BLVD. SUITE 100, SAN MARCOS, CALIFORNIA 92069

(Address of principal executive offices)                          (Zip Code)

Issuer’s telephone number, including area code:  (760) 510-4900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of November 1,2001, there were 4,305,584 shares of Common Stock ($.03 par value) outstanding.

Global ePoint, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

		September 30
Assets	(Thousands of dollars, except share amounts)	2001
Current assets:
Cash and cash equivalents		$6,752
Accounts receivable, net		2
Other current assets		360
Total current assets		7,114
Plant, property and equipment, net		135
Property held for operating leases, net		91
Card dispensing equipment, net		3,314
Parts inventory, net		856
Other assets		859
Total assets		$12,369
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$964
Notes payable		750
Accrued expenses and other liabilities		917
Total current liabilities		2,631
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized, 4,305,584 shares issued and outstanding		129
Shares to be issued		950
Additional paid-in capital		33,125
Accumulated deficit		(24,466)
Total shareholders’ equity		9,738
Total liabilities and shareholders’ equity		$12,369

See accompanying notes to condensed consolidated financial statements

Global ePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
(Thousands of dollars/shares, except per share amounts)	2001	2000	2001	2000
Revenues:
Sales	$15	$19	$5	$5
Interest income	113		69
Other income	144	29	144	29
Total revenues	272	48	218	34
Operating expenses:
Cost of sales	9	9	4	2
Selling, general and administrative	1,338	1,493	304	468
Interest expense	292	547	26	169
Restructuring costs	144		144	0
Total operating expenses	1,783	2,049	478	639
Operating loss	(1,511)	(2,001)	(260)	(605)
Other income – Merger termination		406		855
Income (loss) from continuing operations	(1,511)	(1,595)	(260)	250
Discontinued operations:
Income (loss)	398	1,123		(7)
Gain on sale	2,744
Income (loss) from discontinued operations	3,142	1,123		(7)
Net Income (loss)	$1,631	$(472)	$(260)	$243

Earnings (loss) per share – Basic and Diluted:
Loss from continuing operations	$(.33)	$(.46)	$(.06)	$.07
Income from discontinued operations	.68	.32	-	-
Net income (loss)	$.35	$(.14)	$(.06)	$.07

Weighted average shares	4,622	3,489	4,622	3,572

See accompanying notes to condensed consolidated financial statements

Global ePoint, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
(Thousands of dollars)	2001	2000
Cash flows from operating activities:
Loss from continuing operations	$(1,511)	$(1,595)
Income from discontinued operations	398	1,123
Adjustments to reconcile income (loss) to net cash used for operating activities:
Depreciation and amortization	372	799
Issuance of options and warrants for services provided	52	45
Other non-cash charges – primarily merger termination		(755)
Changes in assets and liabilities:
Accounts receivable	105	(1,530)
Inventories	332	338
Accounts payable	(589)	338
Accrued expenses and other liabilities	(665)	99
Other current assets	(9)	(33)
Net cash used for operating activities	(1,515)	(1,171)
Cash flows from investing activities:
Purchases of plant, property and equipment	(25)
Net investment in sales-type leases	710	(638)
Decrease in other assets	38
Net proceeds from sale of discontinued operations, including gain of $2,744	12,665
Investment in short-term financial instruments	(244)
Net cash provided by (used for) investing activities	13,144	(638)
Cash flows from financing activities:
Proceeds from exercise of stock warrants and options		269
Repayments of line of credit, net	(3,786)	(107)
Proceeds from (repayments of) notes payable, net	(1,230)	1,730
Net cash provided by (used for) financing activities	(5,016)	1,892
Increase (decrease) in cash and cash equivalents	6,613	(83)
Cash and cash equivalents at beginning of period	139	157
Cash and cash equivalents at end of period	$6,752	$74
Supplemental cash flow information, cash paid during the period for interest	$292	$394

See accompanying notes to condensed consolidated financial statements

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation   The accounting and reporting policies of Global ePoint, Inc. (formerly On-Point Technology Systems, Inc.) and subsidiaries (collectively referred to as the “Company”) conform to accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows.  The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2000 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB/A for the period ended December 31, 2000.  The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2001.

        On November 6, 2000, the Board of Directors of the Company approved a one-for-three reverse split of the Company’s common stock.  No fractional shares of common stock were issued in connection with the reverse stock split and in instances where the reverse split resulted in a stockholder becoming the holder of a fractional interest in a share, then the number of shares held by such stockholder was rounded up to the nearest whole share.  The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2000 have been restated to show the effects of the reverse stock split as if the split had occurred as of the beginning of the respective periods.

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

        Certain accounts in the 2000 periods have been reclassified to conform to 2001 presentation.

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

        As a result of the sale, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.  The results of discontinued operations for the three months and nine months ended September 30, 2001 and 2000 were as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(in thousands)	2001	2000	2001	2000
Net sales	$2,944	$8,877	$0	$2,207
Gross profit	610	2,215	0	309
Operating expenses	212	1,092	0	316
Net income from discontinued operations	$398	$1,123	$0	$(7)

For the nine months ended September 30, 2001, cash flows provided by operating and investing activities were $1,920 thousand and $667 thousand, respectively, totaling $2,587 thousand.  For the nine months ended September 30, 2000, cash flows provided for operating activities were $197 thousand and cash flows provided by investing activities were $1,074 thousand, netting cash of  $1,271 thousand.

The net assets of discontinued operations that were disposed as of June 1, 2001 were as follows:

(In thousands)
Current assets	$4,391
Plant, property and equipment, net	112
Net investment in sales-type leases	2,652
Property under operating leases, net	518
Other assets	1,183
Net assets of discontinued operations	$8,856

3.     Restructuring Costs  As a result of the sale of the Company’s core business operations on June 1, 2001, the Company is in the process of establishing new strategic initiatives and transitioning the Company into new business activities.  During the three months ended September 30, 2001, the Company incurred approximately $144 thousand in restructuring costs.  The restructuring charges include payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.

4.     Contingencies   On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California.  The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements.  Subsequent cases alleging substantially the same claims, and also filed in the same court, have all been consolidated before the same judge.  The Company and the officers and directors have entered into amended settlement agreements with the class, and the court has preliminarily approved the amended settlement agreements.  The Company and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the cases quickly is in the best interests of the Company in order for management to more effectively proceed with its strategic business plans.  Under the settlement agreement, the Company would be permitted to issue shares equal to $950 thousand in value on the date the shares are required to be issued to the class, which is estimated would occur within twelve months, and $50 thousand of cash.  The affect of the settlement has already been accrued in the Company’s financial statements.

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

5.     Provisions for Income Taxes   No provisions or benefits for federal or state income taxes have been made for the nine month period ended September 30, 2001 and 2000.  As of December 31, 2000, the Company had approximately $18.3 million of net operating loss available to offset future income.  (See Note 8 of Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended December 31, 2000).

6.     Per Share Information   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share” establishing standards for computing and presenting Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”).  Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares.  Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.  Included in the computation for Basic and Diluted EPS for the three months ended September 30, 2001 are 316,666 shares, which are contingently issuable pursuant to the settlement agreements for the class action cases (see Note 4 herein).  For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss.  The Company had options and warrants outstanding of approximately 1.8 million during 2001 and 1.1 million during 2000.

7.     Notes Payable   As of September 30, 2001, notes payable consisted of a note to GTECH Corporation in the amount of $750 thousand, which matures with interest at 10% per annum on February 15, 2002.  The note was paid in full in October 2001.

8.     Shareholders Equity   The increase in shareholder’s equity from approximately $8.1 million at December 31, 2000 to approximately $9.7 million at September 30, 2001 was substantially all the result of the net income of approximately $1.6 million for the nine months ended September 30, 2001.

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

        The Company’s revenues through September 30, 2001 had been generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts.  The Company’s products were sold or leased to a limited number of customers worldwide.  As a result, the Company had experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules.  The Company’s sales cycle could, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements.  Operating results were affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which may elapse between the customer’s firm order and the receipt of revenue from the sale or lease of the applicable vending terminals.  In addition, there had been an accelerating trend by customers to lease rather than purchase vending terminal equipment.  Leasing vending terminals required the Company to invest capital or otherwise finance the manufacture of the vending terminals.

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

Results of Operations

        Continuing Operations   The Company had no significant revenue from continuing operations in 2001 and 2000 prior to the sale of its lottery business.  Although the Company has non-lottery products, substantially all of its focus in those periods was on its lottery-related business.  Subsequent to the sale of the lottery assets on June 1, 2001, the Company has been reviewing and moving forward with strategies to maximize value from its non-lottery related assets.  During the three months ended September 30, 2001, the Company generated revenue from continuing operations of $218 thousand versus revenue of $34 thousand in the prior year comparable period.  The increase in revenue was primarily from interest and investment income resulting from the Company’s cash reserves and investments.  The Company plans to redeploy its card dispensing equipment over the next year as part of its plan to generate additional cash flow from its existing assets.  However, no assurances can be given as to the success of these new strategies.

        Total operating expenses decreased in the 2001 periods as a result of restructured operations and borrowings.  Selling, general and administrative costs and expenses for the 2001 three month period was $304 thousand, a reduction of $164 thousand from the 2000 three month period as a result of the restructuring of the Company’s overhead.  Included in the 2001 three month period were restructuring costs of $144 thousand.  The restructuring charges include payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.  Interest expense for the three months ended September 30, 2001, decreased over the prior year comparable period by $143 thousand due to decreased borrowings. Operating expenses for the nine month period were similarly affected by the restructuring of operations and debt.  Selling, general and administrative costs decreased by $155 thousand and interest expenses decreased by $255 thousand.

        During the prior year three and nine month periods, the Company earned income of $855 thousand and $406 thousand, respectively from termination fees from an uncompleted merger during that period.

        As a net result of the above, for the three and nine months ended September 30, 2001, the Company incurred a net loss from continuing operations of $1,511 thousand and $260 thousand, respectively, versus a net loss of $1,595 thousand and net income of $250 thousand in the respective 2000 periods.

        Discontinued Operations   Prior to the Company’s change in business strategy, the Company had been primarily engaged in the lottery industry.  The company’s customer base in the lottery business remained relatively constant between the 2001 year and 2000 year although income for the three and nine month periods ended September 30, 2001 decreased from the prior year, primarily as a result of decreases in sales and sales-type leases of its existing lottery product line.  As previously discussed, the Company was in the process of marketing its new next generation lottery products and the decreases in sales partly relate to the transitioning required in the introduction of the new products.  Further, because the lottery business was sold on June 1, 2001, the three and nine month periods for 2001 include revenue for only the five months of the nine month period, respectively, whereas, sales in 2000 were for the full periods.  The overall decrease in sales was due to the combination of the above factors.

        The disposal of assets of the lottery operations is being accounted for as discontinued operations.  The results of operations are summarized as follows:

	Nine Months Ended September 30		Three Months Ended September 30
Results of Operations:	2001	2000	2001	2000
Net sales	$2,944	$8,877	$0	$2,207
Gross profit	610	2,215		309
Operating expenses	212	1,092		316
Net Income	$398	$1,123	$0	$(7)

        Gross profit, operating expenses and net income were all lower in the 2001 periods as the result of lower sales during 2001 and for the shorter reporting period in 2001.

        On June 1, 2001, the Company completed the sale of its lottery business and, as a result, recognized a gain from the sale of approximately $2.7 million.

        As a net result of the above, the Company reported net income of approximately $1.2 million for the nine months ended September 30, 2001, versus a loss in the prior year nine months of approximately $.5 million and a loss of approximately $716 thousand for the three months ended September 30, 2001, versus a profit in the prior year three months of approximately $250 thousand.

Liquidity and Capital Resources   As a result of the proceeds generated by the sale of lottery assets, the Company has working capital of approximately $4.5 million and cash and cash equivalents of approximately $6.8 million.  Management believes the Company has sufficient liquidity to fund its existing operations and provide a basis for new business opportunities.

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

                        N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        N/A

(b)  Reports on Form 8-K

        N/A

SIGNATURES

        In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Global ePoint, Inc.

Date: November 15, 2001	/s/ Charles R. Broz
As Principal Financial Officer on behalf of Registrant