Form 10KSB
period 2001-12-31
GLOBAL EPOINT INC
filed 2002-04-01
CIK 896195

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                 TO

Commission File Number 1-21738

GLOBAL EPOINT, INC.

(formerly On-Point Technology Systems, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA	33-0423037
(State of Incorporation)	(I.R.S. Employer Identification)

1370 W. SAN MARCOS BLVD., SUITE 100, SAN MARCOS, CALIFORNIA 92069
(Address of Registrant’s Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (760) 510-4900

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.03 per share

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒ NO ☐

Check if disclosure of delinquent filers in response to item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB ☐.

The registrant’s revenues for fiscal year ended December 31, 2001 were $3,379,255

The aggregate market value of the registrant’s common stock held by nonaffiliates of the Registrant as of March 5, 2002, was $7,319,493

The number of shares outstanding of the Registrant’s common stock as of March 5, 2002, was 4,305,584

Documents incorporated by reference: None

ITEM 1. BUSINESS

General

In 2001, the Company completed the sale of its lottery business, which was the first step in a series of actions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value.  The Company had been engaged primarily in the lottery industry over the past 10 years and was one of the largest providers of vending terminals for the sale of instant-winner lottery tickets.  On February 23, 2001, the Company executed a definitive agreement to sell to Interlott Technologies, Inc. (Interlott) the assets used in its existing lottery business, relating to the manufacture, sale, lease, and service of instant lottery ticket vending machines in exchange for up to $28.5 million, including cash of $13.5 million at closing (subject to closing adjustments), and deferred and earn-out amounts (subject to certain conditions) for the remainder.  A more detailed description of the agreement with Interlott is under “Agreement with Interlott”.  Such sale, which was approved by the Company’s shareholders on May 18, 2001, was completed on June 1, 2001.  As a result of the sale, the Company changed its name from On-Point Technology Systems, Inc. to Global ePoint, Inc.

The Company’s revenues through June 1, 2001 had been primarily generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts.  The Company’s products were sold or leased to a limited number of customers worldwide.  As a result, the Company had experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules.  The Company’s sales cycle could, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements.  Operating results were affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which could elapse between the customer’s firm order and the receipt of revenue from the sale or lease of the applicable vending terminals.  In addition, there had been an accelerating trend by customers to lease rather than purchase vending terminal equipment.  Leasing vending terminals required the Company to invest capital or otherwise finance the manufacture of the vending terminals.

Over the past four years, the Company had undergone an extensive development program in accordance with a comprehensive strategic product development plan for the lottery market.  The plan envisioned the development of a proprietary design for the world’s first central-computer activated instant winner lottery ticket as well as the next generation of dispensing equipment for instant winner lottery tickets capable of ultimately dispensing the new ticket design.  Prior to the sale of its lottery assets, the Company had obtained a patent for its on-line instant ticket concepts and had finalized most of the development of its next generation lottery equipment.  The Company had expended over $5 million on its product development strategy through June 1, 2001.  As a result of the tremendous focus and resources required over the past four years for the development of its new next generation lottery products, results of operations were negatively impacted due to the expense of the development costs and the transitional impact of changing products on the Company’s revenue and gross margins.

As a result of the sale of the lottery business, the Company is no longer engaged in the business of manufacturing, selling, leasing and servicing of lottery vending machines subsequent to June 1, 2001, the close of the transaction.  The Company is now positioned to proceed with further actions designed to transform itself into a more diversified company.  Since June 1, 2001, the Company has been in the process of establishing new strategic initiatives and transitioning the Company into new business activities.  In that connection, the Company is moving forward with marketing plans for the redeployment and sale of its existing non-lottery related products, which consist primarily of card dispensing equipment (see “Debit Card Retailer” herein).  The Company has obtained the substantial majority of this equipment from a former customer that was liquidated under bankruptcy proceedings in 2000.  The former customer had the equipment under a long-term lease agreement with the Company.  The Company, since June 1, 2001, has been refurbishing the equipment to ready it for redeployment and sale in 2002.

In addition to the redeployment and sale of the card dispensing equipment, the Company intends to distribute and sell prepaid phone cards under arrangements to be negotiated with the prospective purchasers of the Company’s card dispensing equipment.  In order to pursue this business activity, the Company has formed a subsidiary called Global Telephony, Inc.  The Company intends to fully begin the launch of this business activity during 2002.  However, no assurances can be given that this business activity will commence and, if commenced, will be profitable.

The Company is also reviewing a variety of new market opportunities that would provide it with the ability to accelerate the initial development phase generally required of a new product.  In that regard, management is currently reviewing the possibilities of merging with an established business and/or acquiring a developed product line.  The Company’s goal with respect to securing a new market opportunity is to identify which opportunities best leverage its management expertise, technological property, international relationships and corporate value, while maximizing its abilities to enhance shareholder value.  The Company anticipates that if a new business opportunity is completed, a further restructuring of its operations may be required.  The extent of the restructuring and the effect on the Company’s financial statements will depend on the particular business opportunity.

In connection with its review of new market opportunities, the Company signed a letter of intent on December 26, 2001 to merge with Fusion Telecommunication International, Inc. (“Fusion”), a private company specialized in providing international communications for voice, internet access and point-to-point private lines to corporate clients, communication carriers and Internet Service Providers (ISPs) in developing countries in Asia, Latin America and the Caribbean.  The letter of intent regarding the proposed merger with Fusion provides that, if the merger is consummated, the current owners of Fusion would receive shares of the Company’s common stock, such that the shares of common stock to be issued to Fusion shareholders would be equal to a percentage ownership of the Company of between 65% to 75%, depending on a number of financial conditions.  A definitive agreement with respect to this transaction has not yet been reached and, as a result, the letter of intent has expired with no further obligation of either party.  However, the Company and Fusion continue to discuss the possibilities of a merger transaction.

Separately, the Company entered into an international service agreement with Fusion, pursuant to which the parties commenced a strategic partnership to provide Voice-over Internet Protocol (VoIP) services into a country in Southeast Asia.  Under the agreement, the Company may be required to fund up to $500,000 for equipment, fees and deposits necessary to commence telecommunication operations, while Fusion will be required to provide the telecommunication services.  The parties will share net profits, if any, equally under the venture.  Operations are expected to commence in 2002; however, no assurances can be given that operations will commence and, if commenced, they will be profitable.

About Global ePoint

We are a Nevada Corporation organized in March 1990.  Our executive offices are located at 1370 W. San Marcos Blvd, Suite 100, San Marcos, California, telephone (760) 510-4900.

Forward-Looking Statements

Some of the statements in this report are forward looking statements about what may happen in the future.  They include statements regarding our current beliefs, plans, expectations and assumptions about matters such as our expected financial position and operating results, our business strategy and our financing plans.  These statements can sometimes be identified by our use of forward looking words such as “anticipate,” “believe,” estimate,” “expect,” “intend,” “plan,” “seek,” “should,” and similar expressions.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs, plans, expectations and assumptions will not change.  Any forward-looking statements in this release are made pursuant to the “safe harbor” provisions of the private securities litigation act of 1995.  Investors are cautioned that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties including, but not limited to, the successful completion of proposed funding raises, which may be necessary for us to implement our plans to develop new market opportunities, continued acceptance of our products and services in the marketplace, competitive factors, new products and technological changes, our successful entry into new markets, our ability to increase our customer base, as well as general political and other uncertainties related to customer purchases, instability in market rates in the telecommunication industries, our ability to sustain adequate cash flow from operations, and other risks described in “risk factors,” “management’s discussion and analysis of financial condition and results of operations” and elsewhere in this report.

Risk Factors

The following risk factors apply to the Company and its intended business operations.  If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND, AS A RESULT,
OUR STOCK PRICE.

As a result of the sale of our core business in 2001, the Company intends to commence new business operations in 2002, which may experience significant fluctuations in financial results.  Since the Company had insignificant revenue from its non-lottery product lines in the last three years, there can be no certainty that additional revenue can be generated from these or other new product lines in the future.

OUR CURRENT BUSINESS PLANS WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF
DCRs AND PREPAID PHONE CARDS.

Our ability to generate additional revenues and earnings from our intended new business operations will depend upon the successful sale and deployment of DCRs and the sale of prepaid phone cards as well as other revenue generating opportunities as pursued by the Company.  We cannot assure you that demand for DCRs and prepaid phone cards will continue.  Any significant decline in the market for these products will affect our ability to market these products.

WE MAY NOT BE ABLE TO ADAPT TO CHANGES IN TECHNOLOGY, PRODUCTS

AND INDUSTRY STANDARDS.

The markets in which we compete are characterized by rapidly changing technology and evolving industry practices.  Competitors may introduce other types of prepaid telephone calling card products or technologies.  If we are unable to develop or obtain the rights to developing technologies and use such technologies to enhance our present products and develop new products in a timely manner, we may be unable to retain our present customers or attract new customers.

THE DCR AND PREPAID PHONE CARD MARKETS ARE VERY COMPETITIVE.

The DCR and prepaid phone card markets are relatively new markets that have grown rapidly during the mid to late 1990s.  We may not be able to compete successfully against current or future competitors, many of whom may have greater resources and experience than us.  The long distance market and prepaid phone cards may face competition from other types of communications products, including cellular phones, facsimile, e-mail and other on-line products.  Furthermore, it may be necessary for us to expand our presence internationally or risk a competitive disadvantage relative to our competitors.  We may incur substantial costs in such expansion with no assurance that we will recover those costs through increased business.  In addition, increased competition could cause us to increase our selling and marketing expenses and research and development costs.  We may not be able to offset the effects of any such increased costs through contracts and higher revenue from sales and leases of DCRs, and we may not have the resources to compete successfully.  These developments could have a material adverse effect on our business, financial condition and results of operation.

THE SUCCESS OF OUR INTERNATIONAL ACTIVITIES IS SUBJECT TO MANY UNCERTAINTIES.

In 2001 and 2000, our sales and leases of DCRs outside the United States represented a small portion of our total revenues.  However, we may attempt to increase our marketing activities in international jurisdictions, including expansion into several countries.  Further, we have entered into an international service agreement for VoIP in a country in Southeast Asia.  Our ability to expand our business into international markets and be successful in those markets may be adversely affected by the following:

•     Customizing our products for use in international countries;

•     Longer accounts receivable payment cycles;

•     Difficulties in managing international operations;

•     Availability of trained personnel to install and implement our systems;

•     Exchange rate fluctuations;

•     Political instability;

•     Tariffs and other trade barriers;

•     Potentially adverse tax obligations;

•     Restrictions on the repatriation of earnings; and

•     The burdens of complying with a wide variety of international laws and regulations.

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

WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR PROPRIETARY RIGHTS OR AVOIDING
CLAIMS THAT WE INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

In the past, we have principally relied upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology.  These laws and contractual provisions provide only limited protection.  Although we currently have no critical proprietary rights or patents, we could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, which could have a material adverse effect on our business, financial condition and results of operations.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY
AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur.  This is particularly true due to our relatively small number of stockholders and the resulting low trading volume of our common stock in the public market.  These factors, together with the low price of our common stock, also could make it more difficult for us to raise funds through future offerings or maintain our listing on the Nasdaq National Market System.

FUTURE ACQUISITIONS AND/OR MERGERS MAY USE SIGNIFICANT RESOURCES,
MAY BE UNSUCCESSFUL AND COULD EXPOSE US TO UNFORESEEN LIABILITIES.

As part of our strategic plans, we intend to selectively pursue acquisitions and/or merger candidates to accelerate our entry into new markets.  These transactions may involve significant cash expenditures, debt occurrence, additional operating losses, amortization of certain intangible assets, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial condition and results of operations.

Agreement with Interlott

On February 23, 2001, we entered into the asset purchase agreement with Interlott.  The asset purchase agreement was filed as an exhibit to our Form 8-K, with an event date of February 23, 2001.  The following is a summary of the asset purchase agreement, but this summary is qualified in its entirety by reference to the full text of the asset purchase agreement.

Terms Of The Asset Purchase Agreement  Pursuant to the asset purchase agreement, we sold to Interlott all of our lottery assets.  These assets included:

•                  Our agreements with the lotteries in four states and two foreign countries pursuant to which we leased and serviced high-security automated point of sale transaction vending terminals for the sale of instant-winner lottery tickets.

•                  Our contractual rights under our agreements with our distributors.

•                  Our inventory and equipment relating to the lottery business.

•                  Our accounts receivables relating to the lottery business.

•                  Our intellectual property rights relating to the lottery business, including our patents, our trademarks and the name “On-Point Technology Systems”

•                  Our leases for our facilities relating to the lottery business, but not the lease for our corporate headquarters.

In consideration for the transfer of the lottery assets, Interlott paid us approximately $12.8 million at closing ($13.5 million less $.7 million of closing adjustments).

In addition, Interlott is to pay us, subject to a number of conditions:

•                  A deferred payment of up to $9.0 million, based on gross profits from new sales and leases under existing contracts, payable over a five-year period.

•                  An earnout of up to $6.0 million, based on Interlott’s revenue from the sale of our lottery products.

Interlott agreed to assume our obligations that arise after the closing under the contracts that it assumed, but only to the extent that the obligations do not arise from a condition which existed on the closing date.  We will continue to be responsible for those liabilities that existed on the closing date.

Deferred Payment and Earnout   Interlott has agreed to pay us up to $9.0 million as a deferred payment and up to $6.0 million as an earnout.  The deferred payment is payable at the rate of $150,000 per month during the five-year period commencing with the first full month following the closing.  However, the amount of each payment to us is subject to adjustment.  The asset purchase agreement sets forth benchmark gross profit levels from revenue derived from a combination of contract extensions and new orders from our existing lottery clients.  These gross profit levels are cumulative from the beginning of the five-year period.  We will receive the full $150,000 payment monthly payment only as long as Interlott’s cumulative gross profit from these contract extensions or new contracts equals or exceeds the cumulative benchmark gross profit level.  If the cumulative gross profit is less than the benchmark cumulative gross profit, the $150,000 is subject to reduction in accordance with the formula.  If, during the five-year period when the deferred payment is being made, Interlott’s gross profit from these sales subsequently reaches or exceeds the benchmark cumulative gross profit level, we will recover any previous reductions taken from the monthly payments.  We cannot assure you that we will collect all or any significant portion of the $9.0 million deferred payment.  For the six months reported by Interlott to the Company through December 31, 2001, Interlott paid us $29,395.

The earnout is payable in two stages during the five years following the closing date.  In the first stage, for which the maximum earnout is $3.0 million, we receive 10% of Interlott’s gross revenue from new sales and leases of PlayPoint, CounterPoint and other of our lottery equipment.  The second stage begins after we have received $3 million from Interlott’s gross revenue from these products.  In the second stage, we are entitled to receive 10% of Interlott’s gross revenue only from new sales and leases of CounterPoint products during the remainder of the five-year period.  If Interlott generates revenue from these products and the revenue is used in the calculation of the deferred payment, which is described in the previous paragraph, we are not entitled to a payment under the earnout from that revenue.  No amounts under this provision have been paid to us through December 31, 2001.

On-Line Technology Agreement   Pursuant to the asset purchase agreement, we transferred to Interlott our patents and technology relating to our on-line technology.  At the closing, we entered into an on-line technology agreement, pursuant to which:

•                  We retained the nonexclusive perpetual royalty-free right to sell, license, market, distribute or otherwise deal with, but not manufacture, our on-line technology which is based on claims included in the patents for on-line technology which are transferred to Interlott.  This technology relates to the enhancement of instant ticket dispensing in order to enable the point of sale automated on-line activation and validation of instant winner lottery tickets.

•                  Interlott also has the right to market the on-line technology and will be the exclusive manufacturer of products incorporating the on-line technology.

•                  Interlott is to pay us a royalty based on Interlott’s gross profit generated from the sale or lease of products that utilize the on-line technology.  The percentage royalty payable by Interlott ranges from 2.0% to 7.0% depending on Interlott’s gross margins from those products.

•                  Interlott agreed not to activate the technology on any products unless the end users agree to pay us a royalty equal to one-half of one percent of revenue derived from the use of the on-line technology.

Noncompetition Agreement   At the closing, we and Mr. Frederick Sandvick entered into an agreement not to compete with Interlott during the five-year period following the closing.  The noncompetition agreement does not, however, prohibit us or Mr. Sandvick from owning or operating lotteries.

Indemnification Provisions   Pursuant to the asset purchase agreement, we made representations and warranties concerning our financial statements, the operation of our business, the property, including intellectual property, owned by us, our compliance with applicable law and agreement to which we are a party and other matters relating to our business.  With certain exceptions, our maximum liability to Interlott in the event that Interlott incurs any damage as a result of our breach of the representations and warranties is limited to $2 million from the payment made at closing.  There is no limit to the potential amount that can be offset against the deferred payment or earnout.

Commercial Products

Currently the only commercial product manufactured and marketed by the Company consists of card vending machines (“DCRs”), which are marketed principally for the resale of prepaid phone cards.  As a result of our primary focus in the last several years into the development of our next generation lottery products, we have not aggressively pursued the development or sale of these products.  However, we are now moving forward with plans that would commence the sale of our DCRs as well as commence the distribution of prepaid phone cards in 2002.

The Phone Card Industry   Prepaid phone cards are sold by telephone companies worldwide.  Outside the United States, these cards generally contain a pre-programmed amount of credit and can be inserted into certain pay telephones.  The customer can use all or a portion of the credit on the card to make telephone calls.  These card-receptive pay telephones do not hold cash, thus eliminating security or internal theft concerns for the owners of the telephones.  The cards are either disposable or reusable and are sold in varying denominations.  In the United States card reader telephones are not in abundance.  Therefore, most of the prepaid calling cards in use in the United States use an “800” number that is called for verification of the card by entering a PIN number located on the card.

Prepaid telephone cards generally allow card purchasers to buy blocks of calling time at a discount.  The cards are more convenient, and the use of prepaid cards eliminates the need to maintain cash on hand to feed the pay telephone when making a call.  Prepaid telephone cards also reduce the risk of credit card fraud or theft, since a theft of a prepaid phone card results only in the loss of the face value of the card less any time already used.

It is our understanding that public awareness of prepaid phone cards was minimal in the early 1990’s, but increased dramatically thereafter.  We believe dispensing machines became an important element of the distribution network of prepaid phone cards by the mid-1990s, providing visual recognition and 24-hour convenient access to the product.  An important aspect of the vending machine is that its design must promote product awareness to effectively sell cards, not merely dispense them.  In 1997 we repackaged our DCR technology into a new cabinet styling.  In 1998 we expanded our DCR product line to include 3 and 8 card terminals in response to the specific application needs of our customers.  However, because of the diminishing demand for these types of new high-security vending terminals in 1998, partly due to the entry into the market of lower-cost and lower-featured vending machines from competitors, the Company redirected its efforts beginning in 1998 away from any significant further development or marketing in this area.  However, the Company now believes that, because its DCRs have proven to be robust and reliable, and because a continuing need exists in the market for a more organized and wide-spread deployment of card dispensing machines and prepaid phone cards, we can effectively redeploy our inventory of DCRs under a unique program that will include the distribution of prepaid phone cards.

Although the Company intends to focus its efforts on the United States market, will continue to review opportunities in foreign countries.  In many foreign countries, especially those less developed than the United States, the majority of residents do not own telephones and rely on public pay telephones.  Management estimates that commercial and government entities in over 100 countries now use or are in the process of evaluating the purchase of telephones equipped to accept prepaid phone cards.  We believe many of these entities are looking to dispensing machines capable of handling prepaid phone cards to widen the acceptance and availability of the prepaid phone cards.  The foreign market for prepaid phone card vending machines is in its infancy, however, and there can be no assurances that we will be successful in developing this market.

In addition to prepaid phone cards, there are many other debit cards, which can be dispensed using the DCR terminal, including bus and subway passes.  Several countries have begun using a multi-purpose debit card to provide easy access to pay telephones, gasoline pumps, subway passes and bus passes.  Global ePoint has provided terminals to both Hong Kong and Brazil that dispense such multi-purpose cards, or different types of cards or passes, including “smart cards”.

Debit Card Retailer   In 1993 Global ePoint recognized the potential to utilize its lottery technology in the evolving prepaid phone card industry and developed its DCR-2000 debit card vending machine.  We later developed other DCR models.  Most of the Company’s revenues in this market were generated from the sale or lease of DCR machines between 1993 and 1998.  To date, these terminals have been placed in many different types of establishments where there is a market for prepaid phone or debit cards.  However, as additional companies have deployed similar machines, management did not focus significant attention on the sale or lease of new machines from 1998 to 2001.  As a result, Company’s sales of DCR products and services totaled only $32,000 and $37,000 for the years ended December 31, 2001 and 2000 respectively.  Those sales were primarily to foreign customers in each year.

The DCR Machine   The DCR is designed to provide high security and high visibility using a minimum of floor or counter-top space.  The machines are available in several models, which house either one, two or more bins and are able to accept various denominations of foreign and domestic currency.  Although the DCRs currently undergoing refurbishment by the company accommodate only bill currencies, they can be manufactured to accommodate coins.  The customer inserts a bill or coin into the DCR, receives credit, and then selects the denomination of prepaid phone card or other card/pass by pressing the button located immediately under the appropriate card display.  The DCR dispenses a single card to the buyer.

Each card dispenser in a DCR stores approximately 400 cards, depending on the thickness of the cards, thus providing a maximum capacity of about 1,600 cards in our 4-card machine.  The DCR includes a display that shows instructional and promotional messages and can also be equipped with the “Grabber”, a multi-color LED sign, which is mounted on top of the machine and includes a built in memory.  A customized message typically is input prior to installation of the machines.  These messages can be changed on site using a hand-held remote control or loaded from a remote site with our optional “Shadow” communication program.

Management believes that the DCR market has become extremely competitive.  In addition, technological advances may modify the market over the next few years.  During 1999 and 2000 management underwent a reevaluation process for the potential of the DCR market both domestically and internationally.  As a result of our focus primarily on our next generation lottery products, no significant developments were made to the DCR products in 1999 or 2000.  However, as a result of a DCR customer liquidating in 2000 as a result of a bankruptcy, the Company has re-acquired approximately 2,000 of its DCR machines previously under lease with that customer.  Subsequent to the sale of our lottery business on June 1, 2001, we have begun to develop a new strategic initiative to refurbish, redeploy and sell the 2,000 DCRs as well as establish a new line of business for distributing prepaid phone cards.

LEASE AGREEMENTS

Although currently the Company has no significant lease agreements with customers, in the past, the Company has offered in-house financing for commercial customers under two types of contractual arrangements: Sales-type Lease Agreements and Operating Lease Agreements.

Sales-Type Lease Agreements   Under the typical Sales-type Lease Agreement, we deliver DCR machines and provide ancillary support services to customers.  These contracts generally provide for scaled payments, based upon the type of machine purchased and the total number of machines sold under the agreement.  Sometimes the Sales Agreements provide for the payment of monthly service fees for product repair, routine maintenance and customer service activities (based upon the number of machines installed).

Operating Lease Agreements   While the Operating Lease Agreements are similar to the Sales-type Lease Agreements with respect to our installation, maintenance and service obligations, they are for shorter terms and ownership of the machines remains with the Company after the lease term.  The lease amount may or may not include a monthly maintenance fee.  Typically, the lessee is given the option to extend the leases in one-year increments.

SERVICE AGREEMENTS

Although currently the Company has no significant service agreements with customers, in the past, the Company had provided services in the states of: Illinois, Missouri, New York, and Virginia, which were provided through service facilities at its San Marcos, California headquarters and in each of those states.  These facilities provided installation and relocation services, performed repairs and responded to service calls.  We maintained toll-free telephone lines staffed by service personnel to assist retailers and, where possible, resolve minor service problems over the telephone.  If the problem could not be resolved easily, a field technician was immediately paged and a service call scheduled.  Each agreement provided for a specified response or service time.  A function of the field service operation was to provide installation and retailer training on the operation and use of the machine.  We generally provided a warranty period of one year on our terminals and provided an option for an extended warranty period if purchased by the customer.  Warranty costs were generally included within our service agreements and not separately provided in product sales.  In connection with the sale of the lottery business, the Company transferred substantially all of its service operations to Interlott.

The Company is currently evaluating plans regarding the servicing of its DCRs once they are redeployed and sold.  Although no decisions have been made, we currently intend to subcontract most field service functions.

The modular designs of the DCRs promote cost-effective, timely repair.  All three of the major modular components (the currency acceptor, card dispenser and electronics module) are easily removed from the DCR.  Service technicians are instructed to replace malfunctioning components if they are unable to repair a machine within 30 minutes.  Any replaced parts can be sent to a service center, where they can be examined and repaired in-house or returned to the manufacturer.

Support

Marketing And Sales   We intend to market the Company’s DCRs and distribute prepaid phone cards, domestically, through a combination of in-house and outside contracted marketing and sales efforts and, internationally, if pursued, primarily through distributorships and joint ventures.  The Company is currently moving forward domestically with an arrangement whereby a marketing group would sell substantially all of the Company’s DCRs and a vending company would redeploy the DCRs in strategically located retail establishments.  Under the arrangements, the Company would maintain, under one-year automatically renewed contracts, the right to distribute prepaid phone cards to all of the locations in which DCRs are placed.  We also intend to solicit interest in the machines through direct contact with customers.  The initial marketing package is anticipated to consist of product brochures and other supportive documentation.  References from other customers using the Company’s machines will be routinely supplied, along with an offer to demonstrate and test the machines.  We will also provide comprehensive product information on our Web-site at www.globalepoint.com.

International Marketing   Internationally, foreign telephone companies do not typically use a formal bidding process, but rather negotiate proposals with one or more potential vendors.  In 2001 and 2000 we delivered machines and parts to various telecommunication service providers.  Nonetheless, our foreign operations remained relatively small, and no assurance can be provided that a meaningful international market for our machines will develop.

Research and Development

General research and development expenditures totaled $137 thousand and $1.0 million in 2001 and 2000, respectively.  The 2001 and 2000 expenditures were primarily directed towards the development of lottery related products, PlayPoint and

CounterPoint.  PlayPoint features advanced electronic, software, communication and dispensing capabilities.  We believe that our developed dispensing system, which was incorporated into PlayPoint and CounterPoint, is the most advanced, space efficient and cost effective dispenser of instant tickets in the world.  In addition, the PlayPoint cabinet has been ergonomically designed to not only generate increased impulse purchasing desires, but to fully comply with all ADA established guidelines.

Patents were filed and/or received for PlayPoint’s and CounterPoint’s proprietary features.  These include:

PlayPoint Enclosure Design, 3345-2230 - awarded July 11, 2000, D-428,060

On-Line Instant Ticket, Patent 5,772,510 - awarded June 1998

Other patents filed through December 2000 but still pending:

•                  Ticket Dispenser and Vending Machine, 3345-2130

•                  Ticket Distribution System and Method, 3345-2140

•                  Ticket Dispensing Module and Method, 3345-2170

•                  Gaming Device and Method, 3345-2180

•                  Ticket Dispensing Device, Installation and Displays, 3345-2210

•                  CheckWriter Design, 3345-2212

These products and patents were transferred to Interlott as a result of the sale of the Company’s lottery business in 2001.

None of the Company’s general research and developments costs was borne directly by our customers.  Prior to the sale of the lottery business, the Company’s research and development department, augmented by contract employees, designed hardware and software for new products, and maintained hardware and software support for existing products.  Software was continually enhanced to satisfy customer requests.  Many new features, which were evolved from the sales, process (e.g., access code requirements, security features such as alarm and theft detection, report capabilities, and display features).  Once developed, those features generally were incorporated as standard items in the product line.  Software upgrades have included diagnostics for field service and memory management and configuration control.  Hardware enhancements included features to provide local control, remote control, field upgrade expansion and memory upgrades for software and data storage.  Other hardware developments have focused on the physical size, look and ergonomics of the machines, and conformance with the requirements of the American Disabilities Act.  Subsequent to the sale of the Company’s lottery business, the Company has maintained only those development costs necessary to refurbish the Company’s existing DCRs.

Manufacturing and Supply

The Company’s DCRs are designed in a modular form to facilitate manufacturing assembly and serviceability.  We use vendors to manufacture and supply some components and sub-assemblies, including the bill acceptor and electronic modules.  Final assembly and quality control of the terminals is performed by Company personnel at its San Marcos facility.  Currently, the Company is not manufacturing new DCRs, but rather is focused on refurbishing existing DCRs.  Therefore, the Company has no critical key vendors at this time.

Employees

As of March 5, 2002, the Company had 10 full-time employees, of whom 5 were in executive or administrative positions and 5 in quality control and production.

Facilities

The Company occupies approximately 32,000 square feet of space in San Marcos, California.  The premises include office, manufacturing and warehouse space.  We currently pay monthly rent of $18,833 for this space.  This lease terminates December 31, 2008.  We believe that current facilities are adequate to meet our anticipated needs through the term of the lease.  However, once we begin to redeploy and sale our DCRs that are currently located at this facility, we plan to down size our space needs and sublease part or all of this facility.

OTHER BUSINESS INFORMATION

Competition

In the United States, the prepaid phone card and, more generally, the debit card market involve a number of machines for many small to mid-sized privately held companies.  Consequently, it is difficult to identify all the competitors in this market.  Although we believe we have developed a product with some of the best features in the market, there are many lower-cost, lower featured products that have had more recent success in selling to the industry.  At present, our principal competitors are ILI, VendTek and Opal, in addition to a number of smaller vending machine companies.  There is also a substantial risk of additional market entry by domestic and foreign competitors, especially if the United States customer’s response to the use of debit cards and pre-paid phone cards is favorable.  The prepaid phone card and debit card market may also face competition from other types of products, such as low cost prepaid cellular phones.

We believe our new strategic plan for the sale and deployment of card dispensing machines and the distribution of prepaid phone cards has not yet been attempted in a similar manner by any other company.  However, there are numerous private companies that deploy card-dispensing machines and sell prepaid phone cards.  There can be no assurance that the Company’s strategic plan will be successful.

Government Regulation

It remains unclear what telecommunication regulations, if any, relate to the sale of prepaid phone cards or to the dispensing of those cards using vending machines.  There appears to be a strong movement towards requiring certification as a reseller in states where entities sell prepaid phone cards.  In addition, some states subject DCR terminals and machines to use or similar taxes.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases a 32,000 sq. ft facility at 1370 West San Marcos Blvd., San Marcos, California, where its executive offices, manufacturing and primary warehouse facilities are located, pursuant to a lease that expires in 2008.  The current annual rent for this facility is approximately $226,000, which is subject to annual increases.  The Company believes that its present facilities are adequate for its present requirements.  However, the Company intends to downsize into smaller facilities if its existing 2,000 DCR machines can be redeployed.

ITEM 3. LEGAL PROCEEDINGS

Global ePoint is a party to legal proceedings in the ordinary course of its business; the most significant of which are described below.

In October of 2001, Loeb & Loeb, LLP, a law firm, instituted arbitration proceedings in Los Angeles, California against Global ePoint alleging in excess of $200,000 in legal fees and costs were owed in connection with a proposed merger transaction.  The Company has filed counter-claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract.  The arbitrator was recently selected and the matter is pending.  The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb’s claims are without merit.

On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California.  The action, which requested an unspecified amount of damages on behalf of all similarly situated shareholders, alleged that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements.  Subsequent cases alleging substantially the same claims, and also filed in the same court, were consolidated before the same judge.  The defendants entered into an amended settlement agreement with the class for all matters, and the court approved the amended settlement agreement in 2001.  The Company and other defendants denied the liability claims as part of the amended settlement, but believed that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans.  Under the amended settlement agreement, the Company paid $50,000 in cash and is permitted to issue shares equal to $950 thousand in value over a period of time, which is estimated to extend for 12 months.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company’s Annual Meeting of Stockholders was held on December 14, 2001.  All of the members slated for election were elected to the Company’s Board of Directors for the ensuing year (Frederick Sandvick, John H. Olbrich, Keith Cannon and Gordon T. Graves).  In addition, the following matters were acted upon:

Matter	Votes For	Votes Against	Abstain
Approval of Auditors	3,239,958	49,602	1,165

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Global ePoint’s common stock is traded on the Nasdaq National Market under the symbol: GEPT.  The following table sets forth the high and low bid prices for Global ePoint’s common stock, as reported on NASDAQ, for the quarters presented.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.  All share and per share information reflects the one-for-three reverse split which became effective in November 2000.

	2001		2000
	High	Low	High	Low
First Quarter	$1.938	$1.031	$8.625	$5.063
Second Quarter	1.480	1.100	5.438	1.593
Third Quarter	1.690	1.280	3.000	0.843
Fourth Quarter	1.880	1.400	2.906	1.314

The number of stockholders of record of Global ePoint’s common stock, par value $.03 per share, as of March 5, 2002, was 298.  The approximate number of beneficial shareholders was 1,515.

Global ePoint has never paid any cash dividends on its common stock and does not anticipate that it will do so in the foreseeable future.  The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors.

Global ePoint had the following unregistered sales of securities during the last three years.  These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

•                  In July 2000, Finova Mezzanine Capital Inc. received warrants to purchase 116,667 shares of Global ePoint’s Common Stock at $3.75 per share pursuant to a settlement agreement whereby Finova withdrew its claim to a security interest in the DCR machines leased by Global ePoint to Solutioneering, Inc.  The warrants are immediately exercisable and expire 3 years from date of issuance.  No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

•                  On October 31, 2000, the Company completed a private placement for the sale of 666,668 shares of the Company’s common stock at $1.50 per share.  Net proceeds of the transaction aggregated $1,000,000.  The placement was solely to no more than five foreign offerees, all of whom were accredited investors.  The principal purchaser was Investa AG, a European money management fund, which also acted as placement agent.  The proceeds were used for working capital purposes.  Investa AG received five-year warrants to purchase 33,333 shares of Global ePoint’s Common Stock at $3.00 per share pursuant to an agreement for the placement of the $1 million equity offering.  Investa exercised the warrants in December 2000 and purchased 33,333 shares for an aggregate amount of $100,000.  Questos Ltd., a consulting company used in connection with the placement of the $1 million equity offering, received warrants to purchase 66,667 shares of Global ePoint’s Common Stock at $1.50 per share pursuant to an agreement for services rendered in connection with the equity placement.  The warrants are immediately exercisable and expire on October 31, 2005.

•                  In December 2000, Galt Asset Management, LLC, a money management fund and certain private investors received warrants to purchase 179,167 shares of Global ePoint’s Common Stock at $1.80 per share in connection with the extension of certain debt due from Global ePoint.  No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General   The Company is now in the process of a major transition.  The Company is undergoing a series of actions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value.  The Company has been engaged in the lottery industry over the past 10 years and was one of the largest providers of vending machines for the sale of instant-winner lottery tickets.

As part of this transformation process, on February 23, 2001, the Company entered into an agreement to sell its lottery assets to Interlott.  This agreement is described in Item 1 under the heading “Agreement with Interlott” .The transaction was closed on June 1, 2001, whereupon all of the Company’s lottery assets were transferred to Interlott.  Since our lottery business accounted for substantially all of our business through June 1, 2001, the discussions relating to the results of operations should be read in this context.  Subsequent to finalization of the sale on June 1, 2001, we have no longer been engaged in the business of manufacturing, selling, leasing and servicing of lottery vending machines and the discussion of our discontinued operations for 2001 and 2000 will not relate to our ongoing business activities.

The Company is now positioned to proceed with further actions designed to transform itself into a more diversified company.  In that regard, the Company has been moving forward with marketing plans for the redeployment and sale of its existing non-lottery related products (primarily card dispensing machines).  The Company’s remaining manufacturing and quality control personnel have been focused on preparing approximately 2,000 of the Company’s existing card dispensing machines for redeployment into the market and restructuring of the Company’s operations.

Management is also reviewing a variety of new market opportunities that would provide the Company with the ability to accelerate the initial development stage generally required of a new product.  In that respect, management is currently reviewing the possibilities of merging with an established business and/or acquiring a developed product line.  The Company’s goal with respect to securing a new market opportunity is to identify which opportunities best leverage its management expertise, technological property, international relationships and corporate value, while maximizing its abilities to enhance shareholder value.  The Company anticipates that if a new business opportunity is completed, a further restructuring of its operations would result.  The extent of the restructuring and the effect on the Company’s financial statements would depend on the particular business opportunity.

Results of Operations - 2001 Compared To 2000

Continuing Operations   The Company had no significant revenue from continuing operations in 2000 as well as prior to the sale of its lottery business on June 1, 2001.  Although the Company has non-lottery products, substantially all of its focus in those periods had been on its lottery-related business.  Subsequent to the sale of the lottery assets on June 1, 2001, the Company has been reviewing and moving forward with strategies to maximize value from its non-lottery related assets.

During the 2001 year, the Company generated revenue from continuing operations of $435 thousand versus revenue of $71 thousand in the 2000 year.  The increase in revenue was primarily from interest and investment income resulting from the Company’s cash reserves and investments subsequent to June 1, 2001.  The Company plans to redeploy and sell its card dispensing equipment beginning in 2002 as part of its plan to generate additional cash flow from its existing assets and to begin a new business activity.  However, no assurances can be given as to the success of these new strategies.

Total operating expenses decreased in the 2001 periods primarily as the result of lower selling, general and administrative costs and lower interest expense.  Selling, general and administrative costs and expenses for 2001 decreased by $742 thousand primarily due to reduced personnel and related expenses subsequent to the sale of the lottery business.  Interest expense decreased by $447 thousand due to the effect of decreased borrowings.  The reduced costs and expenses were offset by $477 thousand of restructuring costs that included payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.  Such charges are expected to be completed by the 2002 Fall.

Continuing operations in 2000 were also affected by $406 thousand of income from the termination of a prior merger and by $1 million of costs for the settlement of a shareholder class action.

As a net result of the above, the Company reported a net loss from continuing operations of $1.9 million in 2001 versus a net loss of $3.6 million from continuing operations in 2000.

Discontinued Operations   Prior to the Company’s change in business strategy, the Company had been primarily engaged in the lottery industry.  The company’s customer base in the lottery business remained relatively constant between the 2001 year and the 2000 year, although income in the comparative periods decreased in 2001, primarily as a result of decreases in sales and sales-type leases of its existing lottery product line and a shorter period of operations in 2001.  As previously discussed, the Company was in the process of marketing its new next generation lottery products and the decreases in sales partly relate to the transitioning required in the introduction of the new products.  Further, because the lottery business was sold on June 1, 2001, revenue was for only five months, whereas, sales in 2000 were for the full year.  The overall decrease in sales was due to the combination of the above factors.

The disposal of assets of the lottery operations is being accounted for as discontinued operations.  The results of operations are summarized as follows:

Results of Operations:	2001	2000
Net sales	$2,944	$10,256
Gross profit	610	2,037
Operating expenses	212	1,277
Net Income	$398	$760

Gross profit, operating expenses and net income were all lower in the 2001 periods as the result of lower sales during 2001 and for the shorter reporting period in 2001.  On June 1, 2001, the Company completed the sale of its lottery business and, as a result, recognized a gain from the sale of approximately $2.7 million.

As a net result of both continuing and discontinued operations, the Company reported net income of approximately $1.2 million for 2001, versus a net loss in 2000 of approximately $2.8 million.

Liquidity and Capital Resources

As a result of the proceeds generated by the sale of lottery assets, the Company had working capital of approximately $4.5 million and cash and cash equivalents of approximately $5.4 million as of December 31, 2001.  Management believes the Company has sufficient liquidity to fund its existing operations, redeploy and sell its card dispensing machines, begin its planned new business activities and provide a basis for new business opportunities.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Global ePoint, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Global ePoint, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000.  These consolidated financial statements are the responsibility of Global ePoint Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Global ePoint, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Rothstein, Kass & Company, PC

Roseland, New Jersey

March 5, 2002

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2001

2001
(Thousands of dollars, except share amounts)
Current Assets:
Cash and cash equivalents	$5,389
Accounts receivable, net	26
Other current assets	352
Total current assets	5,767
Plant, property and equipment, net	122
Property held for operating leases, net	19
Card dispensing equipment	3,381
Parts inventory, net	734
Other assets, net	568
Total assets	$10,591
Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$771
Accrued expenses	486
Total current liabilities	1,257
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized and 4,305,584 shares issued and outstanding	129
Amount for shares to be issued	950
Additional paid-in capital	33,124
Accumulated deficit	(24,869)
Total shareholders’ equity	9,334
Total liabilities and shareholders’ equity	$10,591

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	2001	2000
	(Thousands of dollars/shares, except per share amounts)
Revenues:
Sales	$32	$37
Interest income	152	0
Other income	251	39
Total revenues	435	76
Operating expenses:
Cost of sales	11	15
Selling general and administrative	1,570	2,312
Interest expense	292	739
Restructuring costs	477	0
Total operating expenses	2,350	3,066
Operating loss	(1,915)	(2,990)
Other income – Merger termination fee net of costs		406
Other expenses – Shareholder class action settlement		(1,000)
Loss from continuing operations	(1,915)	(3,584)
Discontinued operations:
Income	398	760
Gain on sale	2,744
Income from discontinued operations	3,142	760
Net income (loss)	$1,227	$(2,824)
Earnings per share – Basic and Diluted:
Loss from continuing operations	$(.42)	$(.99)
Income from discontinued operations	.69	.21
Net income (loss)	$.27	$(.78)
Weighted average shares	4,543	3,623

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

			Amount for Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total

	Common Stock
	Shares	Amount
	(Thousands of shares/dollars)
Balances, December 31, 1999	3,422	$103	$—	$31,590	$(23,272)	$8,421
Exercise of stock warrants	183	5		365		370
Issuance of common stock, net of issuance cost of $208	700	21		944		965
Issuance of stock options and warrants for services provided				28		28
Issuance of stock warrants for acquisition of equipment				52		52
Issuance of stock warrants for financing costs				145		145
Shares to be issued in connection with class action settlement			950			950
Net loss					(2,824)	(2,824)
Balances, December 31, 2000	4,305	129	950	33,124	(26,096)	8,107
Net Income					1,227	1,227
Balances, December 31, 2001	4,305	$129	$950	$33,124	$(24,869)	$9,334

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	2001	2000
	(Thousands of dollars)
Cash flows from operating activities:
Loss from continuing operations	$(1,915)	$(3,584)
Income from discontinued operations	3,142	760
Adjustments to reconcile income (loss) to net cash used for operating activities:
Gain on sale of discontinued operations	(2,744)
Depreciation and amortization	389	1,015
Expense related to options and warrants for services provided	145	28
Stockholder class action settlement		950
Changes in assets and liabilities:
Accounts receivable	81	(521)
Parts inventories	359	882
Other assets	63	(187)
Accounts payable	(782)	(240)
Accrued expenses and other liabilities	(819)	(189)
Net cash used for operating activities	(2,081)	(1,086)
Cash flows from investing activities:
Purchases of plant, property and equipment	(27)	(37)
Net investment in sales-type leases	709	68
Investment in property under operating leases		(332)
Net proceeds from sale of discontinued operations, including gain of $2,744	12,665
Investment in short-term financial instruments	(250)
Net cash provided by (used for) investing activities	13,097	(301)
Cash flows from financing activities:
Proceeds from exercise of stock warrants and options		1,334
Repayments of line of credit, net	(3,786)	(945)
Proceeds from (repayments of) notes payable, net	(1,980)	980
Net cash provided by (used for) financing activities	(5,766)	1,369
Increase (decrease) in cash and cash equivalents	5,250	(18)
Cash and cash equivalents at beginning of year	139	157
Cash and cash equivalents at end of year	$5,389	$139
Supplemental cash flow information, cash paid during the year for interest	$292	$739

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 and 2000

1.     Summary of Significant Accounting Policies

Organization And Business  Global ePoint, Inc. and Subsidiaries, (collectively, the “Company” or “Global ePoint”) has designed, manufactured, and serviced vending terminals for retail sale and leasing over the past 10 years.  The Company’s core business through June 1, 2001 was with the Instant Ticket Retailer (ITR) product line, which sold or leased instant-winner lottery terminals to state and provincial governments in the United States and Canada and to foreign governments and their licensees.  Its Debit Card Retailer (DCR) product line sells or leases vending machines for prepaid telephone cards and other specialty retail products generally to commercial customers in the United States and in foreign markets.  On February 23, 2001, the Company entered into a definitive agreement to sell all its assets relating to its lottery business to Interlott Technologies, Inc. (Interlott).  The sale was consummated on June 1, 2001.

Basis of Presentation  The accounting and reporting policies of Global ePoint, Inc. (formerly On-Point Technology Systems, Inc.) and subsidiaries (collectively referred to as the “Company”) conform to accounting principles generally accepted in the United States of America.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of 2001.  The Company has adopted SAB 101, which has not had a material impact on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement will be effective for fiscal years beginning after December 15, 2001.  This statement establishes a single accounting model, based upon the framework established in SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, for long-lived assets to be disposed of by sale and to address significant implementation issues.  The Company is in the process of assessing the impact of the adoption of this statement on its consolidated financial position, results of operations and cash flows.

Principles of Consolidation  The consolidated financial statements include the accounts of Global ePoint and all majority owned subsidiaries after elimination of significant intercompany balances and transactions.

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

Plant, Property and Equipment  Plant, property and equipment are stated at cost less accumulated depreciation and amortization.  Accumulated depreciation and amortization are provided using the straight-line method, over estimated useful lives of 2 to 10 years.  Maintenance and repairs are expensed as incurred.

Patents  Patents are capitalized and amortized on a straight-line basis over 17 years.

Leases  Property held under lease agreements are stated at cost.  Depreciation is provided using the straight-line method, over estimated useful lives of  2- 5 years.

Revenue Recognition  Under provision of SFAS No. 131, prior to the sale of the Company’s lottery business, Global ePoint had three reportable business segments: Products, Financing and Service, as described in Note 3. Revenue recognition for each segment was as follows:

Products

Revenues from terminal sales are recognized upon shipment, except where contract terms require Global ePoint to provide installation prior to acceptance, in which case revenue is recognized when the product is installed.  Revenues from sales-type leases are recognized at the present value of the future minimum payments and are recorded as product sales.

Financing

Income from operating leases is recognized as rentals are due according to provisions of the leases.  Units under operating leases are treated as depreciable assets and depreciated over their useful lives, with depreciation on such units charged to cost of sales.  Interest income is recognized on sales-type leases as earned, based on amortization schedules.  The difference between the total future minimum payments plus the residual value of the equipment and the present value is recorded as unearned income and amortized over the term of the lease so as to produce a constant rate of return.  Subsequent to June 1, 2001, the Company had no sales-type leases and an insignificant amount of operating leases and, therefore, has discontinued segment reporting.

Service

Global ePoint employed a field service department to service ITR terminals sold or leased to customers.  Most service agreements provided for a preventive maintenance visit at regular intervals (e.g. every 60 to 120 days), covering all labor costs, costs to repair and replace parts, and provided for emergency visits if the terminal was non-operational.  Income was recognized monthly, ratably over the lease term, for all ITR sales.  When a terminal was leased to a customer, the service fee was separately identified in the lease agreement or included as a component of a single lease payment.  If service was included as a component of a single lease payment, a service fee was estimated and classified as deferred executory costs.  All service revenue was recognized ratably over the service agreement.  Global ePoint provided for the estimated amount of future losses on any service contract.  Subsequent to June 1, 2001, this segment was discontinued.

All ITR and DCR sales include a warranty, ranging from one to three years, which includes free repair or replacement of defective parts and may include associated labor costs.  Future warranty costs are estimated and charged to income at time of sale, unless the lease includes a service component, in which case the estimated costs reduces the minimum lease payment.  Global ePoint has no commitment under any lease to guarantee performance in a manner more extensive than the typical product warranty or which effectively protects the lessee from obsolescence.

Restructuring Costs   As a result of the sale of the Company’s core business operations on June 1, 2001, the Company is in the process of establishing new strategic initiatives and transitioning the Company into new business activities.  During the seven months ended December 31, 2001, the Company incurred approximately $477 thousand in restructuring costs.  The restructuring charges include payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.

Research and Development  General research and development costs are expensed as incurred and were $137 thousand in 2001 and $1.0 million in 2000.

Significant Customers and Concentration Of Credit  Revenues from the state lotteries of Virginia and Illinois individually accounted for 36% and 47% respectively, of total revenue of discontinued operations in 2001.  Revenues from the state lotteries of Virginia and Illinois, individually totaled 16% and 39%, respectively of total revenue from discontinued operations in 2000.  Foreign sales amounted to approximately $2.2 million of total revenue from discontinued operations in 2000 (22% of total revenues), substantially all of which were for shipments to the French Lottery.  In 2001 foreign sales were less than 1% of revenues from discontinued operations.

Income Taxes  Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.  If it is more likely than not that some portion or all of a deferred income tax asset will not be realized, a valuation allowance is recognized.

Per Share Information SFAS No. 128 “Earnings per Share” requires dual presentation of basic and diluted earnings per share for all periods presented.  Basic EPS excludes dilution and is computed using the weighted average shares of common stock outstanding plus contingently issuable shares.  Diluted

EPS is computed using the weighted average shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.

Included in the computation for Basic and Diluted EPS for the 2001 year are 237,500 shares, which is the weighted average of 316,666 shares that are contingently issuable pursuant to the settlement agreements for the class action cases (see Note 8 herein).  For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss.

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

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses carrying costs reasonably approximates their fair value because of the short maturities of these investments.

Impairment of Long-Lived Assets  Global ePoint periodically assesses its ability to recover the carrying value of its long-lived assets.  If management concludes that the carrying value will not be recovered, an impairment write down is recorded to reduce the asset to its estimated fair value.

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

Reclassifications  Certain balances in the 2000 financial statements have been reclassified to conform to 2001 reporting.

2.     Discontinued Operations

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

The Agreement also provides for up to $9 million of deferred payments (subject to the performance of certain contracts assigned to Interlott) over five years and earn-out payments of up to $6 million (subject to certain conditions) over five years.  These payments have not been accrued as a receivable but rather will be recorded as income when all the conditions for payment have been met.  For the period ended December 31, 2001, Interlott paid the Company $29,395 of deferred payments and no amounts for earn-out payments.  In addition, the Company and Interlott entered into a separate on-line technology agreement to market a proprietary design for an on-line activated instant lottery ticket.

As a result of the sale, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.  The results of discontinued operations for 2001 and 2000 were as follows:

	2001	2000
	(in thousands)
Net sales	$2,944	$10,256
Gross profit	610	2,037
Operating expenses	212	1,277
Net income from discontinued operations	$398	$760

Cash flows provided by discontinued operations were as follows:

	For the Years ended December 31
	2001	2000
	(in thousands)
Operating activities	$1,920	$1,282
Investing activities	667	(229)
Net cash	$2,587	$1,053

The net assets of discontinued operations that were disposed as of June 1, 2001 were as follows:

(In thousands)
Current assets	$4,391
Plant, property and equipment, net	112
Net investment in sales-type leases	2,652
Property under operating leases, net	518
Other assets	1,183
Net assets of discontinued operations	$8,856

3.     Segment Information

Global ePoint has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, which changed the way Global ePoint reported information about its previous operating segments.  Global ePoint had three reportable segments prior to June 1, 2001: product sales, financing and service.  The product segment included all products sold by Global ePoint, including ITR and DCR vending machines via product sales and sales-type lease agreements.  The financing segment included revenues and expenses associated with (1) financing the sale of units via sales-type leases and (2) operating leases.  The service segment included revenues and expenses associated with its service and warranty contracts.  The Company discontinued segment reporting as of June 1, 2001 as a result of the sale of its lottery business.

4.     Other Financial Data

Details concerning certain balance sheet accounts as of December 31, 2001 follows (in thousands):

2001
Accounts receivable:
Trade accounts receivable	$39
Less allowance for doubtful accounts	(13)
Total	$26

Property, plant and equipment:
Computers and equipment	$1,096
Furniture and fixtures	317
Tooling	8
Building and improvements	76
1,497
Less accumulated depreciation and amortization	(1,375)
Total	$122

Other assets:
Patents	$263
Deposits	29
Investments, net of reserves of $100	431
Other	99
822
Less accumulated amortization	(254)
Total	$568

5.     Card Dispensing Equipment

The Company’s card dispensing equipment (known as DCR machines) substantially consists of DCR machines that were previously under lease agreements with previous customers of the Company; the substantial majority of which were previously under lease with a single customer, Solutioneering Inc. (“Solutioneering”), which filed for bankruptcy in 1999 and was liquidated in 2000.  Before the Company began the repossession of the DCR machines from Solutioneering, it settled a dispute with Solutioneering’s financing lender, so that the Company would have undisputed rights to the property.  In exchange for the settlement and the grant to the Company of the undisputed rights to the DCR machines, in August 2000 the financing lender received warrants to purchase 116,667 shares of the Company’s common stock at $3.75 per share exercisable over three years from the date of issuance.  The fair value of the warrants totaled $52 thousand, which was added to the cost basis of the equipment.  Subsequent to August 2000, the Company has been in the process of collecting the DCR machines.  As of December 31, 2001, the Company had collected approximately 2,000 DCR machines, representing a substantial majority of the DCR machines previously under lease with Solutioneering and other customers.

Subsequent to the sale of the Company’s lottery business on June 1, 2001, the Company began a program to refurbish all of the repossessed DCR machines to ready them for redeployment and sale.  The Company has initiated a marketing plan and intends to begin the redeployment and sale of the DCR machines in 2002.  Management believes that the fair value of the DCR machines exceeded the carrying amount of the machines, which was approximately $3.4 million as of December 31, 2001.

As of December 31, 2001, the Company had parts inventory of $734 thousand, net of $447 thousand of reserve for obsolescence.  Parts inventory consists primarily of materials that are used for the manufacture, refurbishment and repair of DCR machines.

6.     Income Taxes

Following is a reconciliation of the income tax expense (benefit) expected (based on the statutory federal income tax rate) to the actual income tax provision recorded (in thousands):

	2001	2000
Tax benefit on loss from continuing operations computed at statutory rate of 34%	$(651)	$(1,219)
Tax expense on income from discontinued operations compute at statutory rate of 34%	1,068	258
Expenses not deductible for income tax purposes	(40)	648
Change in valuation allowances for deferred income tax assets, net	(377)	312
Provision for income taxes – current	$0	$0

Deferred income tax assets and the related valuation allowance as of December 31, 2001, result from the following temporary differences:

2001
Net operating loss carryforwards	$5,112
Inventory and other reserves	628
Valuation allowance	(5,740)
Net deferred income tax assets	$—

Due to significant losses for income tax reporting purposes prior to 2001, as well as the other issues currently being addressed by Global ePoint, management has concluded that it is more likely than not that the deferred tax assets will not be realized and that a valuation allowance is needed to reduce the carrying value of deferred income tax assets to zero.

At December 31, 2001, Global ePoint has approximately $15.0 million of operating loss available to offset future federal taxable income, which expires during the years 2011 through 2020.

7.     Shareholders’ Equity

Common Stock  On December 8, 2000, the stockholders approved an amendment to Global ePoint’s Articles of Incorporation to increase the authorized shares of Common Stock from 6,666,667 to 13,333,334.

Preferred Stock  Global ePoint is authorized to issue up to two million shares of Preferred Stock without further shareholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.  No shares have ever been issued.

Private Placement of Common Stock  On October 31, 2000, Global ePoint completed a private placement for the sale of 666,668 shares of Common Stock at $1.50 per share, the market value on the date of the agreement.  Net proceeds of the transaction aggregated $1,000,000 prior to legal fees of approximately $35,000.  In addition to the issuance of 666,668 shares, Global ePoint issued 33,333 shares to Investa AG, the European fund manager acting as placement agent, as a commission on the transaction.  Global ePoint also issued to Investa warrants to purchase 33,333 shares of Common Stock at a price of $3.00 per share.  In addition, Global ePoint issued warrants to purchase 66,667 shares of Common Stock at a price of $1.50 per share to Questos Ltd., a consulting company used in connection with the transaction.  The warrants issued to Investa and Questos are immediately exercisable and expire on October 31, 2005.  In December 2000, Investa exercised all its warrants to purchase 33,333 shares of Common Stock for an aggregate price of $100,000.

Stock Option Plans   Global ePoint has two employee stock option plans whereby options to purchase 1,157,500 shares of Global ePoint’s common stock may be granted to certain executives and employees, and an option plan for directors under which options for 175,000 shares of Global ePoint’s common stock may be issued to directors of Global ePoint.  Information regarding these option plans, including options outstanding for non-employees of 229,999 and 176,665 shares as of December 31, 2001 and 2000, respectively, follows:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	708,680	$4.44	733,510	$4.89
Granted	580,000	1.32	86,668	2.41
Exercised	—	—	—	—
Forfeited	(184,346)	(4.14)	(111,498)	(5.82)
Outstanding at December 31	1,104,334	$2.85	708,680	$4.44

Options exercisable at year end	1,053,916	$2.90	546,348	$4.50

The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Avg Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/01	Weighted Average Exercise Price
$1.12 – $3.09	890,000	3.51	$1.73	840,000	$1.74
4.23 – 5.43	163,335	2.26	4.57	163,335	4.57
5.91 – 6.27	14,333.69		5.92	13,915	5.92
6.75 – 8.64	3,333.50		6.93	3,333	6.93
22.35	33,333	2.75	22.35	33,333	22.35
$1.12 – $22.35	1,104,334	3.25	$2.85	1,053,916	$2.90

Global ePoint has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for employee stock options.  Accordingly, no compensation cost has been recognized for the stock option plans.  Had compensation for Global ePoint’s three stock option plans been determined based on the fair value at the grant date for awards in 1999 consistent with the provisions of SFAS No. 123, Global ePoint’s net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

	2001			2000
	Net Income	Per Share		Net Loss	Per Share
		Basic	Diluted		Basic	Diluted
As Reported	$1,227	$.27	$.27	$(2,824)	$(0.78)	$(0.78)

Pro Forma	$935	$.21	$.21	$(2,964)	$(0.82)	$(0.82)

In 2001, the fair value of options granted to employees is estimated at approximately $2.90 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: dividend yield of 0%; expected volatility of 41%; risk free interest rate of 4.20%; and expected life of 5 years.

In 2000, the fair value of options granted to employees is estimated at approximately $2.41 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 72%; risk free interest rate of 5.80%; and expected life of 5 years.

In July 1999, two advisory board members of Global ePoint each received three-year options to purchase 6,667 shares and 3,333 shares, respectively, of Global ePoint’s common stock at $5.91 per share.  These options vest in July 2000 and October 1999, respectively.  The fair value of the options at the date of grant totaled $27,000; $19 thousand of which was expensed to selling, general and administrative expense in 2000 and the remainder was expensed in prior years.

In September 1998, a consultant received an option to purchase 1,667 shares of Global ePoint’s Common Stock at $4.98 per share pursuant to a consulting agreement entered into with Global ePoint.  The option vests over 2 1/2 years.  The fair value of the option at December 31, 1999 totaled $8 thousand; of which $2 thousand was expensed to selling, general and administrative expense in 2000 and the remainder was expensed in the prior years.

Stock Warrants   Global ePoint has, on occasion, granted warrants to purchase common stock to consultants, lenders and creditors.  Information regarding these warrants follows:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	715,835	$2.30	526,667	$2.34
Granted	—	—	395,834	2.43
Exercised	—	—	(183,333)	2.02
Expired	(83,333)	2.07	(23,333)	2.51
Outstanding at December 31	632,502	$2.33	715,835	$2.30

All of the warrants outstanding at December 31, 2001 and 2000 were fully exercisable.

In July 1998, Coast Business Credit received a warrant to purchase 3,333 shares of Global ePoint’s Common Stock at $4.89 per share pursuant to a financing agreement entered into with Global ePoint.  The warrant has a two-year term and became exercisable in July 1998.  These warrants were extended through July 2003 upon the extension of the line of credit through that date.  The fair value of the warrant totaled $5 thousand at the date of grant, which has been amortized over the term of the agreement.

In May 1997, Coast Business Credit and a consultant received warrants to purchase 16,667 shares and 15,000 shares, respectively, of Global ePoint’s common stock at $6.00 per share and $7.56 per share, respectively, in consideration for the debt financing.  The warrants each had a three-year term and became exercisable in May 1997.  The warrants to purchase 16,667 shares to Coast Business Credit were extended through July 2003.  The fair value of the warrants totaled $79 thousand, which has been amortized to expense over the term of the loan.  Global ePoint expensed $26 thousand to financing costs in 2000 and the remainder was expensed in prior years.

8.     Commitments and Contingencies

Lease Commitments  Global ePoint leases facilities under operating leases expiring at various dates through December 2008.  Rent expense for such facilities totaled $278 thousand and $323 thousand for the years ended December 31, 2001 and 2000, respectively.  Future minimum rentals under non-cancellable operating leases as of December 31, 2001 are as follows (in thousands):

2002	$226
2003	234
2004	242
2005	251
2006	259
Thereafter	546
$1,758

Joint Venture Commitment  In December 2001, Global ePoint entered into an international service agreement with Fusion Telecommunications International, Inc. (“Fusion”) pursuant to which Global ePoint and Fusion commenced a strategic partnership to provide Voice over Internet Protocol (“VoIP”) services into a country in Southeast Asia.  Global ePoint’s obligations under the agreement relate primarily to financial matters, while Fusion’s obligations relate primarily to providing the telecommunication services required for the country.  Both companies will share net profits, if any, equally from the venture.

Under the agreement, Global ePoint is committed to fund up to a maximum of $500 thousand for deposits, license fees, connections fees, network costs, equipment costs and other related venture costs.  In addition, Global ePoint is committed to provide a letter of credit of approximately $300 thousand as a deposit for termination charges.  Operations of the joint venture are expected to commence during 2002.  As of December 31, 2001, Global ePoint had funded approximately $132 thousand on behalf of the joint venture, which has been capitalized and shown in Other Assets in the accompanying Balance Sheet.

Legal Proceedings  Global ePoint is a party to legal proceedings in the ordinary course of its business; the most significant of which are described below.

In October of 2001, Loeb & Loeb, LLP, a law firm, instituted arbitration proceedings in Los Angeles, California against Global ePoint alleging in excess of $200,000 in legal fees and costs were owed in connection with a proposed merger transaction.  The Company has filed counter-claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract.  The arbitrator was recently selected and the matter is pending.  The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb’s claims are without merit.

On April 20, 2000, a shareholder class action was filed against On-Point Technology Systems and certain officers and directors in the U.S. District Court, Southern District of California.  The action, which requested an unspecified amount of damages on behalf of all similarly situated shareholders, alleged that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements.  Subsequent cases alleging substantially the same claims, and also filed in the same court, were consolidated before the same judge.  The defendants entered into an amended settlement agreement with the class for all matters, and the court approved the amended settlement agreement in 2001.  The Company and other defendants denied the liability claims as part of the amended settlement, but believed that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans.  Under the amended settlement agreement, the Company paid $50,000 in cash and is permitted to issue shares equal to $950 thousand in value over a period of time, which is estimated to extend for 12 months.

Executive Compensation Agreement  Global ePoint has an employment agreement with its Chief Executive Officer (the “CEO”) for a three-year term that commenced January 9, 1996, and that automatically extends annually for an additional year unless notice has otherwise been given by Global ePoint.  As of December 31, 2001, the term expires on December 31, 2003.  While Global ePoint is committed under the agreement to provide for an annual base salary of at least $300 thousand, plus a bonus equal to 5% of the first million dollars of Global ePoint’s pre-tax income and 7% thereafter, only $65 thousand and $7 thousand were paid to the CEO in salary in 2001 and 2000, respectively, and no bonuses were paid to the CEO in either year.  The CEO waived all accrued bonuses and unpaid wages for those time periods.  The amount of accrued wages waived amounted to $331 thousand in 2001 and $283 thousand in 2000.  During 2001, the CEO voluntarily amended his employment agreement to provide for a reduced annual salary of $120,000 for the period July 1, 2001 through June 1, 2002 and $180,000 for the period July 1, 2002 through June 30, 2003.  The reduced salary would be effective only during the time period prior to the commencement of a new business activity.  Upon commencement of a new business activity the CEO’s base salary will revert to that under his original agreement.  The CEO is also entitled to a bonus of $300,000 upon the commencement of a new business activity approved by the Board of Directors.

The employment agreement with the CEO also provides for severance upon termination by Global ePoint without cause or termination by the CEO for “good reason,” as defined, in the amount equal to the base salary the CEO would have earned during the 36 month period commencing on the date of termination plus three times the CEO’s average annual bonus received over the prior three fiscal years.  The CEO would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36-month period.  Further, all shares underlying outstanding stock options granted to the CEO would become fully exercisable for a period of 18 months after termination.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The names, ages and positions of the director’s (1), executive officers and key employees of Global ePoint are as follows:

Name	Age	Position
Frederick Sandvick	44	Chief Executive Officer and Chairman of the Board
John H. Olbrich (2) (3)	39	Director and Secretary
Gordon T. Graves (2) (3)	65	Director
Keith Cannon (2) (3)	61	Director
Charles R. Broz	52	Director of Finance and Treasurer

(1)          Each director of Global ePoint holds office until the next annual meeting of shareholders and until a successor has been elected and qualified, or until his earlier resignation or removal.

(2)          Audit Committee Member

(3)          Compensation Committee Member

Frederick Sandvick has been the Chief Executive Officer and Chairman of the Board of Global ePoint since January 1996.  Mr. Sandvick is President and the principal stockholder of Vanguard Strategies, Inc., a privately held strategic planning company he founded in 1995.  From 1990 to 1995, Mr. Sandvick was Executive Vice President and Chief Financial Officer of JNet Enterprises (formerly Jackpot Enterprises, Inc.), a company listed on the NYSE and formerly engaged in the gaming/entertainment industry.

John H. Olbrich has been the owner and President of U.S. Mortgage Bankers Corporation, a residential mortgage brokerage firm since 1991.  Mr. Olbrich has been in the real estate mortgage business for approximately 12 years.  Mr. Olbrich is Mr. Sandvick’s half brother.  See “Certain Relationships and Related Transactions”, herein.

Keith Cannon has been a securities branch manager at Wilson-Davis and Co. since 1993 where he has supervised trading with a variety of domestic and international clients.  Mr. Cannon has served as a financial and corporate financial consultant for various publicly held companies for over 25 years.  Mr. Cannon was appointed to the Board in August 2000.

Gordon T. Graves has been Chairman of the Board and director of Multimedia Games, Inc. since 1991, and has been Chief Executive Officer since September 1994.  Since December 1993 and from 1989 to 1990, Mr. Grave has been the President of Graves Management, Inc., a management consultant and investment company.  From 1992 through December 1993, Mr. Graves was president and Chief Executive Officer of Arrowsmith Technologies, Inc. (“Arrowsmith”), a computer systems company.  From 1991 to 1993, Mr. Graves was employed by KDT Industries, Inc., a high-tech manufacturing and services company and an affiliate of Arrowsmith, as, successively, Vice President of Corporate Development and President.  From 1987 to 1989, Mr. Graves was the Chairman of the Board of Directors of Gamma International Ltd. (currently American Gaming and Entertainment, Ltd., a company co-founded by him).

Charles Broz became the Director of Finance at Global ePoint in October 2000.  Mr. Broz has spent the last twenty years as controller or chief financial officer for a variety of companies, to include serving as the chief financial officer for the largest fresh herb producer in the United States for eight years.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

The following information relates to compensation of Global ePoint’s Chief Executive Officer for Global ePoint’s fiscal years ended December 31, 2001, 2000 and 1999.  No other executive officer of Global ePoint received total annual salary and bonuses in excess of $100,000 during those fiscal years.

The Compensation Committee did not have a substantial role in setting compensation in 2001, 2000 and 1999 because the Chief Executive Officer was engaged pursuant to an employment agreement, which fixed compensation.  The role of the Compensation Committee and its policies will continue to increase as employment agreements expire and compensation packages are negotiated with key executives.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($ )(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	Long-Term Incentive Plan Payouts ($)	All Other Compensation ($)
Frederick Sandvick CEO	2001 2000 1999	64,615 6,923 138,461	(2) (2) (2)	0 0	238,000 0 59,000	0 0	400,000 0 83,333	0 0	0 0

(1)          Includes options to purchase 83,333 shares at of common stock granted in 1999 and options to purchase 400,000 shares of common stock granted in 2001.  The calculated fair value of the options described above included in “Other Annual Compensation” was $238,000 in 2001 and $59,000 in 1999.

(2)          While the terms of the employment contract called for an annual salary of $330,000, $300,000 and $300,000 respectively, only $64,615, $6,923 and $138,461 were paid to Mr. Sandvick in 2001, 2000 and 1999 respectively.  Mr. Sandvick waived all other salary and bonuses through December 31, 2001.

Employment Agreements

Mr. Sandvick serves as Chairman of the Board and Chief Executive Officer of Global ePoint pursuant to a three-year employment agreement that commenced on January 9, 1996.  The agreement has been extended and will terminate unless further extended or sooner terminated, on December 31, 2003.  The term of the agreement is automatically extended annually for an additional year unless notice is given by either party that such party does not wish to extend the agreement term.  The agreement commenced with an annual base salary of $180,000 through June 30, 1996 with $30,000 annual increases thereafter.  The agreement provides for an increase in the annual base salary to at least $300,000 per year if Global ePoint’s pre tax income as defined, for any calendar year equals or exceeds $2 million.  Mr. Sandvick is entitled to an annual bonus equal to 5% of the first $10 million of Global ePoint’s pre tax income and 7% of Global ePoint’s pre tax income in excess of $10 million.  Pursuant to the agreement, on the commencement of employment Mr. Sandvick was granted a ten-year option to acquire 290,000 shares of Global ePoint’s common stock at a price of $2.40 per share, such price representing the greater of (1) the closing price on the date of stock holder approval of the First Amendment to Global ePoint’s 1994 Stock Option Plan or (2) the average of the closing sales price for the 20 trading days preceding the effective date of the agreement.  All of the options are now fully exercisable.  Mr. Sandvick is also entitled to participate in other employee benefit plans and Global ePoint is obligated to reimburse Mr. Sandvick for, or pay directly, the costs of a personal plan of disability providing for $15,000 per month disability benefits.

During 2000, due to the financial condition of the Company, Mr. Sandvick agreed to waive substantially all of his compensation for that year and reduce his compensation for 2001 and 2002.  The amount of accrued wages and bonuses waived amounted to $331 thousand in 2001 and $283 in 2000.  During 2001, as a result of the sale of the Company’s lottery business, Mr. Sandvick’s employment agreement was amended to provide for a reduced salary until the Company commenced a new business activity.  Under the amendment, Mr. Sandvick will be paid an annual base salary of $120,000 commencing July 1, 2001 through June 30, 2002 and an annual base salary of $180,000 from July 1, 2002 through June 30, 2003, and for annual periods thereafter such salary will increase by 10%.  Mr. Sandvick also waived all bonuses payable to him for the periods through December 31, 2001.  Under the amendment, the terms of Mr. Sandvick’s compensation arrangement would revert back to the terms of his original agreement upon the commencement of a new business activity by the Company.  In addition, within 30 days of commencement of such new business activity, a one-time bonus in the amount of $300,000 will be paid to Mr. Sandvick, provided such new activity is acceptable to the Compensation Committee.

The employment agreement with Mr. Sandvick also provides for severance upon termination by Global ePoint without cause or termination by Mr. Sandvick for “good reason” in the amount equal to the base salary Mr. Sandvick would have earned during the 36 month period commencing on the date of termination plus three times Mr. Sandvick’s average annual bonus received over the prior three fiscal years.  Mr. Sandvick would also have the right to receive all other benefits that would have been received under his employment arrangement for that 36-month period.  Further, all shares underlying outstanding stock options granted to Mr. Sandvick would become fully exercisable for a period of 18 months after termination.  Mr. Sandvick shall have “good reason” to terminate his employment if, among other events, (i) Global ePoint fails to comply with any material provision of the employment agreement; (ii) Global ePoint gives Mr. Sandvick notice of nonrenewable; or (iii) for any reason within one year following the occurrence of a change in control, as defined.  Change in control occurs if (i)

any person, excluding existing relationships, becomes the beneficial owner of securities representing 20% or more of the combined voting power of Global ePoint’s then outstanding voting securities; (ii) a change occurs in the majority of the Board of Directors; (iii) the stockholders approve a merger in which at least 51% of Global ePoint’s combined voting power is given to a new entity not in Global ePoint’s control or the effect of such merger is that any person acquires 20% or more of the combined voting power of Global ePoint.

Option Exercises In Fiscal 2001 And Fiscal Year-End Option Values

The following table presents certain information regarding stock option exercises during fiscal 2001.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Option/SARs at FY-End		Value of Unexercised In-the-Money Options/SARs at FY-End

			Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick Sandvick	0	0	1,103,334	0	0	0

(1)          Includes options to purchase 290,000 shares of common stock which vested pursuant to Mr. Sandvick’s employment agreement, warrants to purchase 166,667 shares of common stock in connection with a guarantee of a performance bond, options to purchase 563,333 shares of common stock pursuant to annual employee grants, and warrants to purchase 83,334 shares of common stock granted to Vanguard Strategies, Inc. (see “Certain Relationships and Related Transactions” herein).

Compensation of Directors

During 2000, 1999 and 1998 each outside director was automatically granted options to purchase 3,334 shares of Global ePoint’s common stock pursuant to the July 26, 1996 amendment to the 1994 Stock Option Plan for Directors which provided a formula for granting options to outside directors.  During 1999 and 1998, outside directors received additional options for 3,334 shares each in lieu of cash compensation as a director pursuant to amendments to the Directors Plan adopted on August 27, 1998 and July 29, 1999.  During 2000, certain outside directors received additional options of 6,666 shares and all outside directors received additional options for 10,000 shares each in lieu of cash compensation as a director pursuant to an amendment to the Directors’ Plan adopted on December 8, 2000.  During 2001, each outside director was automatically granted options to purchase 10,000 share of common stock pursuant to the December 8, 2000 amendment.  On June 30, 2001 each outside director was granted options to purchase 20,000 shares of common stock as a special bonus outside of any designated plan.  On December 14, 2001, each outside director was granted options to purchase 10,000 shares of common stock in lieu of cash compensation as a director pursuant to an amendment to the Directors Plan adopted on December 14, 2001.

1993 Stock Option Plan

On March 1, 1993, Global ePoint adopted the 1993 Stock Option Plan (the “Plan”) under which 157,500 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of Global ePoint.  Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of Global ePoint at the time the options are granted.  In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise.  The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant.  In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more that 10% of Global ePoint’s voting securities unless the exercise price is a least 110% of the fair market value of the underlying common stock and the option expires on/before five years from the date of grant.  The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend.  As of December 31, 2001, 21,999 options have been granted under this Plan.

1994 Stock Option Plan

On April 21, 1994, Global ePoint adopted the 1994 Stock Option Plan (the “Plan”) under which 175,000 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of Global ePoint.  On January 8, 1996 the plan was amended to increase the shares available for issuance to 500,000.  Such amendment was approved by the stockholders on July 26, 1996.  On December 8, 2000, an amendment was approved by the stockholders to increase the shares available for issuance to 1,000,000.  Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of Global ePoint at the time the options are granted.  In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise.  The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant.  In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more than 10% of Global ePoint’s voting securities unless the exercise price is at least 110% of the fair market value of the underlying common stock and the option expires on or before five years from the date of grant.  The Plan contains an anti-dilution provision five years from the date of grant.  The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend.  As of December 31, 2001, 852,000 options have been granted under this plan.

1994 Stock Option Plan for Directors

On April 21, 1994, Global ePoint adopted the 1994 Stock Option Plan for Directors (the “Directors’ Plan”) under which 175,000 shares of common stock may be issued to Directors of Global ePoint.  Options issued under the Directors’ Plan are non-qualified stock options.  The Board of Directors, excluding outside Directors who are eligible for the Directors’ Plan, subject to the provisions of the Directors’ Plan, has authority to determine the outside Directors to whom Options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise.  The Directors’ Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant.  The Directors’ Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend.  As of December 31, 2001, 126,666 options have been granted under this plan.

On July 26, 1996, the Board amended the Directors’ Plan to provide for the automatic issuance of options in order to satisfy the requirements of Securities and Exchange Commission Rule 16b-3.  The Amendment provided for the automatic issuance of stock options for 10,000 shares to each outside director on July 26, 1996 and as of each June 30 thereafter.  Also, each new outside director is automatically granted stock options for 3,334 shares as of the date of becoming a member of the Board, unless that date falls between April 1 and June 30 of any year.  These options become exercisable six months after grant and expire three-year after date of grant.  The exercise price is equal to the fair market value at date of grant, but not less than one dollar.

On July 29, 1999, August 28, 1998 and August 27, 1997, the Board amended the Directors’ Plan by modifying the formula for granting options to outside directors by providing for the annual grant of a stock options for an additional 3,334 shares in lieu of regular cash compensation for serving as director.  These options become exercisable on the date of the next annual meeting of shareholders and have a three-year life.  The one-dollar minimum purchase price was eliminated by an amendment dated May 31, 2000.

On December 8, 2000, the Board amended the Directors’ Plan by modifying the formula for granting options to outside directors as follows: (a) the number of stock options automatically issued as of each June 30 or as of the date of becoming a member of the Board as described above was kept at 10,000 shares even after the reverse stock split, (b) certain outside directors who had been on the Board for at least 3 months received a one-time additional grant of stock options for 6,666 shares, (c) similar to prior amendments, outside directors were issued stock options for 10,000 shares in lieu of regular cash compensation for serving from December 8, 2000 to the 2001 annual meeting of shareholders, and (d) provide for an exercise period of 5 years instead of 3 years for all options issued on December 8, 2000.

On December 14, 2001, the Board amended the Directors’ Plan by modifying the formula for granting options to outside directors by providing for the annual grant of a stock option for an additional 10,000 shares of common stock in lieu of regular cash compensation for serving as a director.  These options become exercisable on the date of the next annual meeting of shareholders and have a five-year life.

Other Stock Options for Outside Directors

Additional options were granted outside the plan after the sale of the lottery business to Interlott as an additional incentive for outside Directors to remain on the Board while the Company formulated and implemented its future business plans.  Options issued are non-qualified stock options outside of a designated plan.  Each outside Director received options to purchase 20,000 shares of common stock on June 30, 2001 and all of these stock options vested on December 30, 2001 and expire on

June 30, 2004.  The stock options contain an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend.

Bonus Policy

While Global ePoint has no established policy, other than as provided in the Chief Executive Officer’s employment agreement, to award cash or stock bonuses to its officers, it may elect to pay bonuses to reward the performance of its officers.  Global ePoint awarded no cash bonuses in 2000 or 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 5, 2002, the shares of Global ePoint’s Capital Stock beneficially owned by each 5% beneficial owner, by each Director or nominee, by each named executive officer individually, and by all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Of Class
Frederick Sandvick (2) 108 Ivy Street San Diego, CA 92101	1,016,667	19.7%

John H. Olbrich (3) 2928 Via Asoleado Alpine, CA 91901	123,888	2.8%

Keith Cannon (4) 2300 Shawn Court Carlsbad, CA 92008	138,467	3.2%

Gordon Graves 1704 Crested Butte Avenue Austin, TX 78757	50,000	1.2%

All directors and executive officers as a group (5 persons)	1,331,522	25.0%

(1)          Unless otherwise indicated, all shares are owned beneficially and of record.

(2)          Of the shares of common stock reflected in the table above, 163,334 are registered in Mr. Sandvick’s name.  The table also includes 853,333 shares of common stock issuable upon exercise of options.

(3)          Of the shares of common stock reflected in the table above, 67,222 are registered in Mr. Olbrich’s name.  The table includes options to purchase 56,666 shares of common stock.

(4)          Of the shares of common stock reflected in the table above, 88,467 are registered in Mr. Cannon’s name.  The table includes options to purchase 50,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A)  EXHIBITS

Exhibit Numbers	Description of Documents
3.1	Amended and Restated Articles of Incorporation of Registrant (B)

3.1.1	Amended and Restated Articles of Incorporation dated March 1, 1993 (D)

3.1.2	Certificate of Amendment to Articles of Incorporation dated August 6, 1996 (H)

3.1.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000 (R)

3.2	Restated By-Laws of Registrant (C)

3.2.1	Restated By-Laws dated March 1, 1993 and Amendment thereto dated May 27, 1993 (D)

3.3	Certificate of corporate status dated August 3, 1993 (D)

4.1	Specimen Stock Certificate (C)

4.1.1	Specimen Stock Certificate (R)

4.2	Form of Representative’s Warrant (C)

10.3	ITR Sale and Lease Agreement, dated as of January 12, 1993, between Registrant and the State of Missouri (C)

10.3.1	ITR Sale and Lease Agreement, dated as of April 19, 1994, between Registrant and the State of Missouri (P)

10.3.2	Amendment No. 1 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.3	Amendment No. 2 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.4	Amendment No. 3 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.5	Amendment No. 4 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.6	Amendment No. 5 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.3.7	Amendment No. 6 to ITR Sale and Lease Agreement between Registrant and the State of Missouri (P)

10.4.1	ITR Sales and Service Agreement dated October 1, 1998 between Registrant and the Commonwealth Virginia (P)

10.4.2	Amendment No. 1 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia (P)

10.4.3	Amendment No. 2 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia (P)

10.7	Form of Indemnification Agreement between Registrant and its officers and directors (C)

10.8	1993 Stock Option Plan (A)

10.8.1	First Amendment to 1993 Stock Option Plan (C)

10.10	Technology Transfer Agreement, dated as of April 9, 1993, between the Registrant and certain of its shareholders (confidential treatment requested as to certain portions) (B)

10.15	1993 Stock Option Plan (D)

10.16	1994 Stock Option Plan (E)

10.16.1	Third Amendment to 1994 Stock Option Plan (R)

10.17	1994 Stock Option Plan for Directors (E)

10.17.1	Fifth Amendment to the 1994 Stock Option Plan for Directors (R)

10.17.2	Sixth Amendment to the 1994 Stock Option Plan for Directors (R)

10.17.3	Seventh Amendment to the 1994 Stock Option Plan for Directors (S)

10.21	Employment agreement with Frederick Sandvick (G)

10.21.1	Amendment to Employment Agreement with Frederick Sandvick (S)

10.24	Loan and Security Agreement between Registrant and Coast Business Credit (J)

10.25	Termination of Agreement between Registrant and Vanguard Strategies, Inc. (K)

10.26	Amendment Nos. 1, 2 and 3 to Loan and Security Agreement between Registrant and Coast Business Credit (L)

10.26.1	Amendment No. 4 to Loan and Security Agreement between Registrant and Coast Business Credit dated April 20, 2000. (P)

10.27	Master Lease Agreement dated March 1, 1995 between the Registrant and Solutioneering, Inc. (M)

10.27.1	Amendment No. 1 to Master Lease Agreement dated December 24, 1996 (M)

10.27.2	Amendment No. 2 to Master Lease Agreement dated December 24, 1997 (M)

10.28	Distributor Agreement between the Registrant and Editec, dated December 30, 1997 (M)

10.28.1	Agreement for the French Lottery Contract dated February 24, 1998 between the Registrant and Editec (M)

10.28.2	English Translation of Contract with La Francaise Des Jeux, dated January 27, 1999 (P)

10.30	Service Agreement for the Illinois Lottery between the Registrant and IGOR, dated July 15, 1994 (M)

10.30.1	ITR Sale and Lease Agreement between the Registrant and Illinois State Lottery, dated July 1, 1994 (M)

10.31	Agreement and Plan of Merger, dated as of January 7, 2000 with GTECH Corp. (N)

10.31.1	Voting Agreement, dated as of January 7, 2000 between Robert L. Burr, John Olbrich, Brian J. Roberts, Frederick Sandvick and Vanguard Strategies, Inc. and GTECH Corp. (N)

10.31.2	Option Agreement, dated as of January 7, 2000 with GTECH Corp. (N)

10.31.3	Note Amendment and mutual release agreement with Gtech Corporation dated August 23, 2000 (O)

10.32	Stipulated judgment against US Telecard, Inc., dated November 12, 1999. (P)

10.33	Asset Purchase Agreement, dated as of February 23, 2001 between Global ePoint and Interlott Technologies, Inc. (Q)

10.34	10% Convertible Note Due 2/15/02 between Registrant and Galt Asset Management LLC (R)

10.35	International VoIP Agreement between Registrant and Fusion Telecommunications International, Inc. (S)

Codes for documents included by reference to previous filings

(A) Incorporated by reference to Registrant’s Registration Statement on Form S-2 dated April 23,1993 (Registration No.   33-61442)

33

(B) Incorporated by reference to Registrant’s Amendment No. 1 to the Registration Statement on Form S 2 filed on June 1, 1993.

(C) Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S- 2 filed on June 21, 1993.

(D) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993.

(E) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994.

(F) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995.

(G) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996

(H) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended Sep 30, 1996

(I) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.

(J) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(K) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.

(L) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998

(M) Incorporated by reference to Registrant’s Annual Report on Form 10-KSBA, as restated on March 31, 2000 for the year ended December 31, 1998.

(N) Incorporated by reference to SC 13D, filed by GTECH Corp on January 18, 2000

(O) Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000

(P) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999

(Q) Incorporated by reference to Registrant’s Form 8-K, dated February 23, 2001

(R) Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(S) Included herein.

B)  REPORTS ON FORM 8-K

N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Dated: March 29, 2002	By: /s/ Frederick Sandvick
Frederick Sandvick
Chief Executive Officer and Chairman of the Board of Directors

Dated: March 29, 2002	By: /s/ Charles R. Broz
Charles R. Broz
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: March 29, 2002	By: /s/ John H. Olbrich
John H. Olbrich, Director

Dated: March 29, 2002	By: /s/ Keith A. Cannon
Keith A. Cannon, Director

Dated: March 29, 2002	Bry: /s/ Gordon T. Graves
Gordon T. Graves, Director