Form 10QSB
period 2002-03-31
GLOBAL EPOINT INC
filed 2002-05-15
CIK 896195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to

Commission file number 0-21738

GLOBAL EPOINT, INC.
(Name of small business issuer as specified in its charter)

NEVADA	33-0423037
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

1370 W. SAN MARCOS BLVD. SUITE 100, SAN MARCOS, CALIFORNIA 92069
(Address of principal executive offices)

(760) 510-4900
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of April 18, 2002, there were 4,305,584 shares of Common Stock ($.03 par value) outstanding.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

March 31 2002
(Thousands of dollars, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,113
Accounts receivable, net	52
Other current assets	402

Total current assets	5,567

Plant, property and equipment, net	121
Card dispensing equipment, net	3,374
Parts inventory, net	648
Other assets	569

Total assets	$10,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761
Accrued expenses	481

Total current liabilities	1,242

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized and 4,305,584 shares issued and outstanding	129
Amount for shares to be issued	950
Additional paid-in capital	33,126
Accumulated deficit	(25,168)

Total shareholders’ equity	9,037

Total liabilities and shareholders’ equity	$10,279

See accompanying notes to condensed consolidated financial statements

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2002	2001
	(Thousands of dollars/shares, except per share amounts)
Revenues:
Sales	$3	$6
Interest income	26
Other income	57

Total revenues	86	6

Operating expenses:
Cost of sales		3
Selling, general and administrative	178	438
Interest expense		154
Restructuring costs	207

Total operating expenses	385	595

Loss from continuing operations	(299)	(589)

Income from discontinued operations		294

Net loss	$(299)	$(295)

Earnings (loss) per share—Basic and Diluted:
Continuing operations	$(0.06)	$(0.14)
Discontinued operations		0.07

Net loss	$(0.06)	$(0.07)

Weighted average shares	4,622	4,305

See accompanying notes to condensed consolidated financial statements

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31
	2002	2001
	(Thousands of dollars)
Cash flows from operating activities:
Loss from continuing operations	$(299)	$(589)
Income from discontinued operations		294
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	8	215
Expense related to options and warrants for services provided		31
Changes in operating assets and liabilities:
Accounts receivable	(26)	314
Inventories	105	91
Other assets	(51)	(80)
Accounts payable	(10)	(155)
Accrued expenses and other liabilities	(3)	(117)

Net cash (used for) provided by operating activities	(276)	4

Cash flows from investing activities:
Purchases of plant, property and equipment		(17)
Net investment in sales-type leases		342
(Increase) decrease in other assets		(21)
Investment in property held for operating leases		(37)

Net cash provided by investing activities		267

Cash flows from financing activities:
Proceeds from line of credit, net		143

Net cash provided by financing activities		143

Increase (decrease) in cash and cash equivalents	(276)	414

Cash and cash equivalents at beginning of period	5,389	139

Cash and cash equivalents at end of period	$5,113	$553

Supplemental cash flow information:
Cash paid during the period for interest	$—	$154

See accompanying notes to condensed consolidated financial statements

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation    The accounting and reporting policies of Global ePoint, Inc. (formerly On-Point Technology Systems, Inc.) and subsidiaries (collectively referred to as the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

2.  Cash and Cash Equivalents    As of March 31, 2002, cash and cash equivalents on the accompanying consolidated condensed balance sheet consisted of $4 million of Ford Financial Demand Notes Program, which currently yields interest at 3.4% per annum with market value approximating cost, and money market cash balances of $1.1 million, which currently yields interest of approximately 1.5%.

3.  Discontinued Operations    On June 1, 2001, the Company sold to Interlott Technologies, Inc. (“Interlott”) those assets used in its existing lottery business, relating to the manufacture, sale, lease and service of instant ticket vending machines, including the assignment of the Company’s existing lottery contracts pursuant to a definitive agreement executed on February 23, 2001 (the “Agreement”).

As a result of the sale, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

4.  Restructuring Costs    As a result of the sale of the Company’s core business operations on June 1, 2001, the Company is in the process of establishing new strategic initiatives and transitioning the Company into new business activities. During the three months ended March 31, 2002, the Company incurred approximately $207 thousand in restructuring costs. The restructuring charges include payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.

5.  Contingencies    In December 2001, Global ePoint entered into an international service agreement with Fusion Telecommunications International, Inc. (“Fusion”) pursuant to which Global ePoint and Fusion commenced a strategic partnership to provide Voice over Internet Protocol (“VoIP”) services into a country in Southeast Asia. Global ePoint’s obligations under the agreement relate primarily to financial matters, while Fusion’s obligations relate primarily to providing the telecommunication services required for the country. Both companies will share net profits, if any, equally from the venture.

Under the agreement, Global ePoint is committed to fund up to a maximum of $500 thousand for deposits, license fees, connections fees, network costs, equipment costs and other related venture costs. In addition, Global ePoint is committed to provide a letter of credit of approximately $300 thousand as a deposit for termination charges. As of March 31, 2002, Global ePoint had funded approximately $132 thousand on behalf of the joint venture, which has been capitalized and shown in Other Assets in the accompanying Balance Sheet.

On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California alleging that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, were all consolidated before the same judge. The Company and the officers and directors have entered into amended settlement agreements with the class, and the court approved the amended settlement agreements in 2001. The Company and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans. Under the amended settlement agreement, the Company paid $50 thousand in cash and is permitted to issue shares equal to $950 thousand in value over a period of time, which is estimated to extend for 12 months. The affect of the settlement has already been accrued in the Company’s financial statements.

In October 2001, Loeb & Loeb, a law firm, initiated arbitration proceedings in Los Angeles, California against Global ePoint alleging an excess of $200,000 in legal fees and costs owed in connection with a proposed merger transaction. The Company filed counter claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract. The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb’s alleged fees and costs are without merit. Hearings on the matter are scheduled for arbitration in September 2002.

6.  Provisions for Income Taxes    No provisions or benefits for federal or state income taxes have been made for the three month period ended March 31, 2002 and 2001. As of December 31, 2001, the Company had approximately $15 million of net operating loss available to offset future taxable income. (See Note 6 of Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended December 31, 2001).

7.  Per Share Information    (“SFAS”) No. 128 “Earnings per Share” establishes standards for computing and presenting Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method. Included in the computation for Basic and Diluted EPS for the three months ended March 31, 2002 are 316,666 shares, which are contingently issuable pursuant to the settlement agreements for the class action cases (see Note 5 herein). For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss. The Company had options and warrants outstanding of approximately 1.5 million and 1.2 million at March 31, 2002 and 2001, respectively.

8.  Shareholders Equity    The decrease in shareholders’ equity from approximately $9.3 million at December 31, 2001 to approximately $9.0 million at March 31, 2002 was substantially the result of the net loss of approximately $.3 million for the three months ended March 31, 2002.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General    The Company is in the process of a major transition. We are undergoing a series of actions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value. The Company had been engaged in the lottery industry over the past 10 years and was one of the largest providers of vending machines for the sale of instant-winner lottery tickets.

As part of this transformation process, on February 23, 2001, we entered into an agreement to sell our lottery assets to Interlott. The transaction was closed on June 1, 2001, whereupon all of the Company’s lottery assets were transferred to Interlott. Since our lottery business accounted for substantially all of our business through June 1, 2001, the discussions relating to the results of operations should be read in this context. Subsequent to finalization of the sale on June 1, 2001, we have no longer been engaged in the business of manufacturing, selling, leasing and servicing of lottery vending machines and any discussion of our discontinued operations for 2001 will not relate to our ongoing business activities.

We are now positioned to proceed with further actions designed to transform the Company into a more diversified company. In that regard, we have been moving forward with marketing plans for the redeployment and sale of our existing non-lottery related products (primarily card dispensing machines). The Company’s remaining manufacturing and quality control personnel have been focused on preparing approximately 2,000 of the Company’s existing card dispensing machines for redeployment into the market and restructuring of the Company’s operations.

Management is also reviewing a variety of new market opportunities that would provide the Company with the ability to accelerate the initial development stage generally required of a new product. In that respect, management is currently reviewing the possibilities of merging with an established business and/or acquiring a developed product line. Our goal with respect to securing a new market opportunity is to identify which opportunities best leverage our management expertise, technological property, international relationships and corporate value, while maximizing our abilities to enhance shareholder value. We anticipate that if a new business opportunity is completed, a further restructuring of its operations would result. The extent of the restructuring and the effect on the Company’s financial statements would depend on the particular business opportunity.

Continuing Operations    The Company had no significant revenue from continuing operations prior to the sale of its lottery business on June 1, 2001. Although the Company has non-lottery products, substantially all of its focus in that period had been on its lottery-related business. Subsequent to the sale of the lottery assets on June 1, 2001, the Company has been reviewing and moving forward with strategies to maximize value from its non-lottery related assets.

During the three month period ended March 31, 2002, the Company generated revenue from continuing operations of $86 thousand versus revenue of $6 thousand for the three months ended March 31, 2001. The increase in revenue was primarily from interest and investment income resulting from the Company’s increased cash reserves and investments. The Company plans to begin redeploying and selling its card dispensing equipment during 2002 as part of its plan to generate additional cash flow from its existing assets and to begin a new business activity. However, no assurances can be given as to the success of these new strategies.

Total operating expenses decreased in the 2002 period primarily as the result of lower selling, general and administrative costs and lower interest expense. Selling, general and administrative costs and expenses for 2002 decreased by $260 thousand primarily due to reduced personnel and related expenses subsequent to the sale of the lottery business. Interest expense decreased by $154 thousand due to the decrease in debt. The reduced costs and expenses were offset by $207 thousand of restructuring costs that included payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities. Such charges are expected to be completed by the 2002 Fall.

As a net result of the above, the Company reported a loss from continuing operations in the three month periods ended March 31, 2002 and 2001 of $299 thousand and $589 thousand, respectively.

Discontinued Operations    Prior to the Company’s change in business strategy, the Company had been primarily engaged in the lottery industry. Because the lottery business was sold on June 1, 2001, the three month period for 2002 does not include discontinued operations.

The results of operations for the three months ended March 31, 2001 are summarized as follows (in thousands):

Net sales	$1,372

Gross profits	394
Operating expenses	100

Net income	$294

As a net result of continuing and discontinued operations, the Company reported a net loss of approximately $299 thousand for the three months ended March 31, 2002, versus a net loss in the prior year three months of approximately $295.

Liquidity and Capital Resources    As a result of the proceeds generated by the sale of lottery assets, the Company has working capital of approximately $4.3 million and cash and cash equivalents of approximately $5.1 million. Management believes the Company has sufficient liquidity to fund its existing operations, redeploy and sell its card dispensing machines, begin its planned new business activities and provide a basis for new business opportunities.

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In October of 2001, Loeb & Loeb, LLP, a law firm, instituted arbitration proceedings in Los Angeles, California against Global ePoint alleging in excess of $200,000 in legal fees and costs were owed in connection with a proposed merger transaction. The Company has filed counter-claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract. The arbitrator was recently selected and hearings are scheduled for September 2002. The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb’s claims are without merit.

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

GLOBAL EPOINT, INC

By:	/S/ CHARLES R. BROZ
As Principal Financial Officer on behalf of Registrant

Date: May 13, 2002