Form 10QSB
period 2002-06-30
GLOBAL EPOINT INC
filed 2002-08-14
CIK 896195

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                      -OR-

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                         Commission file number 0-21738

                              ---------------------

                               GLOBAL EPOINT, INC.
           (Name of small business issuer as specified in its charter)

                              ---------------------

               NEVADA                                        33-0423037
   (State or other jurisdiction of             (IRS Employer identification No.)
   incorporation or organization)

        1370 W. SAN MARCOS BLVD., SUITE 100, SAN MARCOS, CALIFORNIA 92069
                    (Address of principal executive offices)


                                 (760) 510-4900
                           (Issuer's telephone number)

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

As of August 1, 2002, there were 4,305,584 shares of Common Stock ($.03 par value) outstanding.

================================================================================

                                      INDEX

                                                                                 Page
                                                                                 ----
Part I.  Financial Information

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheet
    June 30, 2002 (Unaudited)                                                       3

    Condensed Consolidated Statements of Operations
    Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)                   4

    Condensed Consolidated Statements of Cash Flows
    Six Months Ended June 30, 2002 and 2001 (Unaudited)                             5

    Notes to Condensed Consolidated Financial Statements (Unaudited)                6

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                             7

Part II. Other Information                                                          9

                      Global ePoint, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                                                               June 30
 (Thousands of dollars, except share amounts)                                                   2002
----------------------------------------------------------------------------------------------------------
Assets
----------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                $   4,801
     Accounts receivable, net                                                                         3
     Other current assets                                                                           397
----------------------------------------------------------------------------------------------------------
Total current assets                                                                              5,201
----------------------------------------------------------------------------------------------------------
Plant, property and equipment, net                                                                   97
Card dispensing equipment, net                                                                    3,386
Parts inventory, net                                                                                609
Other assets                                                                                        268
----------------------------------------------------------------------------------------------------------
Total assets                                                                                  $   9,561
==========================================================================================================
Liabilities and shareholders' equity
----------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                         $      84
     Accrued expenses and other current liabilities                                               1,026
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         1,110
----------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value, 2,000,000 shares
         authorized, no shares issued or outstanding
     Common stock, $.03 par value, 13,333,334 shares
         authorized, 4,305,584 shares issued and outstanding                                        129
     Shares to be issued                                                                            950
Additional paid-in capital                                                                       33,124
Accumulated deficit                                                                             (25,752)
----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                        8,451
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                    $   9,561
==========================================================================================================

See accompanying notes to condensed consolidated financial statements

                      Global ePoint, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Six Months Ended           Three Months Ended
                                                                           June 30                     June 30
(Thousands of dollars/shares, except per share amounts)                2002       2001            2002         2001
----------------------------------------------------------------------------------------------------------------------
Revenues:
     Sales                                                            $    5    $    10          $    2      $    4
     Interest income                                                      66         44              40          44
     Other income                                                         80                         23
----------------------------------------------------------------------------------------------------------------------
Total Revenues                                                           151         54              65          48
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Cost of sales                                                         1          5                           2
     Selling, general and administrative                                 359      1,034             181         596
     Interest expense                                                               266                         112
     Restructuring costs                                                 324                        118
     Costs of abandoned projects                                         350                        350
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                               1,034      1,305             649         710
----------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                         (883)    (1,251)           (584)       (662)
Discontinued operations:
     Income                                                                         398                         104
     Gain on sale                                                                 2,744                       2,744
----------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                               3,142                       2,848
----------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                     $(883)    $ 1,891          $ (584)     $ 2,186
======================================================================================================================

Earnings (loss) per share - Basic and Diluted:
     Continuing operations                                            $ (.19)   $  (.28)         $ (.13)     $ (.14)
     Discontinued operations                                                        .70                         .61
----------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                $ (.19)   $   .42          $ (.13)     $  .47
======================================================================================================================
Weighted average shares                                                4,622      4,463           4,622       4,622
======================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      Global ePoint, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30
(Thousands of dollars)                                                                       2002       2001
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Loss from continuing operations                                                        $ (883)   $ (1,251)
     Income from discontinued operations                                                                 3,142
     Adjustments to reconcile income (loss) to net cash
       provided by (used for) operating activities:
         Gain on sale of discontinued operations                                                        (2,744)
         Depreciation and amortization                                                          20         357
         Expense related to options and warrants for services provided                                      52
         Costs of abandoned projects                                                           350
         Changes in assets and liabilities:
              Accounts receivable                                                               (2)        106
              Inventories                                                                      144         418
              Other current assets                                                             (45)        (52)
              Accounts payable                                                                (126)       (333)
              Accrued expenses and other liabilities                                           (21)       (299)
----------------------------------------------------------------------------------------------------------------
Net cash (used for) operating activities                                                      (563)       (604)
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of plant, property and equipment                                                            (25)
     Net investment in sales-type leases                                                                   710
     Net proceeds from sale of discontinued operations, net of gain of $2,744                           12,665
     Investment in short-term financial investments                                                       (244)
     (Increase) decrease in other assets                                                       (25)         77
----------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                                           (25)     13,183
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments of line of credit, net                                                                  (3,786)
     Repayments of notes payable, net                                                                   (1,025)
----------------------------------------------------------------------------------------------------------------
Net cash (used for) financing activities                                                         -      (4,811)
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              (588)      7,768
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                             5,389         139
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $4,801    $  7,907
================================================================================================================
Supplemental cash flow information:
     cash paid during the period for interest                                               $    -    $    266
================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GLOBAL EPOINT, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation    The accounting and reporting policies of Global
     ePoint, Inc. (formerly On-Point Technology Systems, Inc.) and subsidiaries (collectively referred to as the "Company") conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

2.   Cash and Cash Equivalents    As of June 30, 2002, cash and cash equivalents
     on the accompanying consolidated condensed balance sheet included
     $4 million of Ford Financial Demand Notes Program, which currently yields interest at 3.4% per annum with market value approximating cost, and included other short-term cash investments with various interest rates.

3.   Discontinued Operations    On June 1, 2001, the Company sold to Interlott
     Technologies, Inc. ("Interlott") those assets used in its then existing lottery business, relating to the manufacture, sale, lease and service of instant ticket vending machines, including the assignment of the Company's existing lottery contracts pursuant to a definitive agreement executed on February 23, 2001 (the "Agreement"). As a result of the sale, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

4.   Restructuring Costs    As a result of the sale of the Company's core
     business operations on June 1, 2001, the Company is in the process of establishing new strategic initiatives and transitioning the Company into new business activities. During the three and six months ended June 30, 2002, the Company incurred approximately $118 thousand and $324 thousand, respectively, in restructuring costs. The restructuring charges include payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.

5.   Costs of Abandoned Projects    Included in operating costs were costs
     related to the abandonment of the Company's international projects. The Company had been pursuing certain international projects as a result of certain strategies initiatives started in 2000. As a result of the recent changes in the social-political environment in the countries in which the Company was attempting to do business, we have determined that it was in the best interest of the Company not to continue proceeding with those international projects. As a result, the Company incurred a non-cash charge of approximately $350 thousand in the three months ended June 30, 2002 for costs related to the abandoned projects.

6.   Contingencies    In December 2001, Global ePoint entered into an
     international service agreement with Fusion Telecommunications International, Inc. ("Fusion") pursuant to which the Company and Fusion commenced a strategic partnership to provide Voice over Internet Protocol ("VoIP") services into a country in Southeast Asia. The Company's obligations under the agreement related primarily to financial matters, while Fusion's obligations related primarily to providing the telecommunication services required for the country. Both companies were to share net profits, if any, equally from the venture. Under the agreement, the Company was committed to fund up to a maximum of $500 thousand for deposits, license fees, connections fees, network costs, equipment costs and other related venture costs. In addition, the Company was committed to provide a letter of credit of approximately $300 thousand as a deposit for termination charges. As of June 30, 2002, The Company had funded approximately $132 thousand on behalf of the joint venture, which has been capitalized and shown in Other Assets in the accompanying Balance Sheet.

     The Company and Fusion have determined, as a result of a contract disagreement with a key entity in the country in Southeast Asia, that it was in the Company's and Fusion's best interests not to proceed with providing the telecommunication services. The Company is now in the process of collecting its deposits that it had funded for the venture. Although there is no guarantee that the Company will have its deposits returned, management believes at this time that they will be returned. As a result of the determination not to proceed, the Company believes it no longer has any further obligatory financial commitments relating to the venture.

     On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California alleging that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, were all consolidated before the same judge. The Company and the officers and directors have entered into amended settlement agreements with the class, and the court approved the amended settlement agreements in 2001. The Company and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans. Under the amended settlement agreement, the Company paid $50 thousand in cash and is permitted to issue shares equal to $950 thousand in value over a period of time, which is estimated to extend for 12 months. The affect of the settlement has already been accrued in the Company's financial statements. However, under certain conditions the Company may need to issue additional shares of its common stock for the settlement if it's per share price is less than $3 at the time of final distribution of the stock.

     In October 2001, Loeb & Loeb, a law firm, initiated arbitration proceedings in Los Angeles, California against Global ePoint alleging an excess of $200,000 in legal fees and costs owed in connection with a proposed merger transaction. The Company filed counter claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract. The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb's alleged fees and costs are without merit. Hearings on the matter have been rescheduled for arbitration in October 2002.

     In December 2001, a previous supplier to the Company's lottery division, initiated an action against the Company in the State of California Superior Court, El Cajon Division, alleging approximately $56,000 in costs for goods they contend should have been supplied to the Company. The Company is in the process of litigating this matter and contends that the claims put forth by the supplier are without merit.

7.   Provisions for Income Taxes    No provisions or benefits for federal or
     state income taxes have been made for the three and six month periods ended June 30, 2002 and 2001. As of December 31, 2001, the Company had approximately $15 million of net operating loss available to offset future taxable income. (See Note 6 of Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended December 31, 2001).

8.   Per Share Information    Statement of Financial Accounting Standards
     ("SFAS") No. 128 "Earnings per Share" establishes standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method. Included in the computation for Basic and Diluted EPS for the three and six months ended June 30, 2002 are 316,666 shares, which are contingently issuable pursuant to the settlement agreements for the class action cases (see Note 6 herein). For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss. The Company had options and warrants outstanding of approximately 1.5 million and 1.9 million at June 30, 2002 and 2001, respectively.

9.   Shareholders Equity    The decrease in shareholders' equity from
     approximately $9.3 million at December 31, 2001 to approximately $8.4 million at June 30, 2002 was substantially the result of the net loss of approximately $.9 million for the six months ended June 30, 2002.

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

As part of this transformation process, on February 23, 2001, we entered into an agreement to sell our lottery assets to Interlott. The transaction was closed on June 1, 2001, whereupon all of the Company's lottery assets were transferred to Interlott. Since our lottery business accounted for substantially all of our business through June 1,

2001, the discussions relating to the results of operations should be read in this context. As a result of the sale on June 1, 2001, we have no longer been engaged in the business of manufacturing, selling, leasing and servicing of lottery vending machines and any discussion of our discontinued operations for 2001 will not relate to our ongoing business activities.

We are now positioned to proceed with further actions designed to transform the Company into a more diversified company. In that regard, we have been moving forward with marketing plans for the redeployment and sale of our existing non-lottery related products (primarily card dispensing machines). The Company's remaining manufacturing and quality control personnel have been focused on preparing approximately 2,000 of the Company's existing card dispensing machines for redeployment into the market and restructuring of the Company's operations.

Management is also reviewing a variety of new market opportunities that would provide the Company with the ability to accelerate the initial development stage generally required of a new product. In that respect, management is currently reviewing the possibilities of merging with an established business and/or acquiring a developed product line. Our goal with respect to securing a new market opportunity is to identify which opportunities best leverage our management expertise, technological property, international relationships and corporate value, while maximizing our abilities to enhance shareholder value. We anticipate that if a new business opportunity is completed, a further restructuring of its operations would result. The extent of the restructuring and the effect on the Company's financial statements would depend on the particular business opportunity.

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

During the three and six month periods ended June 30, 2002, the Company generated revenue from continuing operations of $65 thousand and $151 thousand versus revenue of $48 thousand and $54 thousand for the three and six months ended June 30, 2001. The increase in revenue was primarily from interest and investment income resulting from the Company's increased cash reserves and investments. The Company plans to begin redeploying and selling its card dispensing equipment during 2002 as part of its plan to generate additional cash flow from its existing assets and to begin a new business activity. However, no assurances can be given as to the success of these new strategies.

Total operating expenses decreased in the three and six month periods ended June 30, 2002, primarily as the result of lower selling, general and administrative costs and lower interest expense. Selling, general and administrative costs and expenses for the three and six months ended June 30, 2002 decreased by $415 thousand and $675 thousand, respectively, from the prior year comparable periods primarily due to reduced personnel and related expenses subsequent to the sale of the lottery business. Interest expense decreased by $112 thousand and $266 thousand for the three and six months ended June 30, 2002, respectively, from the prior year comparable periods due to the decrease in debt. The reduced costs and expenses were offset by $118 thousand and $324 thousand of restructuring costs for the three and six months ended June 30, 2002, respectively, that included payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities. Such charges are expected to be substantially completed in 2002.

Also included in operating costs were costs related to the abandonment of the Company's international projects. The Company had been pursuing certain international projects as a result of certain strategies initiatives started in 2000. As a result of the recent changes in the social-political environment in the countries in which the Company was attempting to do business, we have determined that it was in the best interest of the Company not to continue proceeding with these international projects. As a result, the Company incurred a non-cash charge of approximately $350 thousand in the three and six months ended June 30, 2002 for costs related to the abandoned projects.

As a net result of the above, the Company reported a loss from continuing operations of $584 thousand and $883 thousand in the three and six months ended June 30, 2002, respectively, versus a net loss of $662 thousand and $1,251 thousand in the prior year comparable periods.

Discontinued Operations    Prior to the Company's change in business strategy,
the Company had been primarily engaged in the lottery industry. Because the lottery business was sold on June 1, 2001, the six month period for 2002 does not include discontinued operations.

     The results of operations for the three and six months ended June 30, 2001 are summarized as follows (in thousands):

                                    Six Months Ended      Three Months Ended
                                        June 30                 June 30
                                   ------------------------------------------
    Net sales                           $2,944                  $1,566
                                   ------------------------------------------
    Gross profits                          610                     215
    Operating expenses                     212                     111
                                   ------------------------------------------
    Net income                          $  398                  $  104
                                   ------------------------------------------

     As a net result of continuing and discontinued operations, the Company reported a net loss of approximately $584 thousand and $883 thousand for the three and six months ended June 30, 2002, versus net income in the prior year three and six months of approximately $2,186 thousand and $1,891 thousand, respectively.

     Liquidity and Capital Resources    As a result of the proceeds generated by
     the sale of lottery assets, as of June 30, 2002, the Company had working capital of approximately $4.1 million and cash and cash equivalents of approximately $4.8 million. Management believes the Company has sufficient liquidity to fund its existing operations, redeploy and sell its card dispensing machines, begin its planned new business activities and provide a basis for new business opportunities.

PART II. OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

     In October of 2001, Loeb & Loeb, LLP, a law firm, instituted arbitration proceedings in Los Angeles, California against Global ePoint alleging in excess of $200,000 in legal fees and costs were owed in connection with a proposed merger transaction. The Company has filed counter-claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract. The arbitrator was recently selected and hearings are scheduled for September 2002. The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb's claims are without merit.

     In December 2001, a previous supplier to the Company's lottery division, initiated an action against the Company in the State of California Superior Court, El Cajon Division, alleging approximately $56,000 in costs for goods they contend should have been supplied to the Company. The Company is in the process of litigating this matter and contends that the claims put forth by the supplier are without merit.

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

                                              GLOBAL EPOINT, INC.

Date: August 12, 2002                         /s/ Frederick Sandvick
                                              -----------------------
                                              Chief Executive and
                                              Principal Financial Officer