Form 10QSB
period 2002-09-30
GLOBAL EPOINT INC
filed 2002-11-15
CIK 896195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

-OR-

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

As of October 22, 2002, there were 4,305,584 shares of Common Stock ($.03 par value) outstanding.

All items which are not applicable or to which the answer is negative have been omitted from the index.

Global ePoint, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

(Thousands of dollars, except share amounts)	September 30 2002

Assets
Current assets:
Cash and cash equivalents	$4,468
Accounts receivable, net	49
Other current assets	32

Total current assets	4,549

Plant, property and equipment, net	90
Card dispensing equipment used in operations, net	195
Card dispensing equipment in inventory, net	3,386
Parts inventory, net	550
Other assets	576

Total assets	$9,346

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$116
Accrued expenses and other liabilities	978

Total current liabilities	1,094

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized, 4,305,584 shares issued and outstanding	129
Amount of shares to be issued	950
Additional paid-in capital	33,124
Accumulated deficit	(25,951)

Total shareholders’ equity	8,252

Total liabilities and shareholders’ equity	$9,346

          See accompanying notes to condensed consolidated financial statements

Global ePoint, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30

(Thousands of dollars/shares, except per share amounts)	2002	2001	2002	2001

Revenues:
Sales	$138	$15	$134	$5
Interest income	101	113	35	69
Other income	141	144	61	144

Total revenues	380	272	230	218

Operating expenses:
Cost of sales	122	9	122	4
Selling, general and administrative	553	1,338	195	304
Interest expense		292		26
Restructuring costs	436	144	112	144
Costs of abandoned projects	350

Total operating expenses	1,461	1,783	429	478

Loss from continuing operations	(1,081)	(1,511)	(199)	(260)
Discontinued operations:
Income		398
Gain on sale		2,744

Income from discontinued operations		3,142

Net income (loss)	$(1,081)	$1,631	$(199)	$(260)

Earnings (loss) per share – Basic and Diluted:
Loss from continuing operations	$(.23)	$(.33)	$(.04)	$(.06)
Income from discontinued operations		.68		—

Net income (loss)	$(.23)	$.35	$(.04)	$(.06)

Weighted average shares	4,622	4,622	4,622	4,622

          See accompanying notes to condensed consolidated financial statements.

Global ePoint, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30

(Thousands of dollars)	2002	2001

Cash flows from operating activities:
Loss from continuing operations	$(1,081)	$(1,511)
Income from discontinued operations		398
Adjustments to reconcile income (loss) to net cash used for operating activities:
Depreciation and amortization	34	372
Issuance of options and warrants for services provided		52
Costs of abandoned projects	350
Changes in assets and liabilities:
Accounts receivable	(48)	105
Parts inventory	203	332
Other current assets	(30)	(9)
Accounts payable	(93)	(589)
Accrued expenses and other liabilities	(73)	(665)

Net cash used for operating activities	(738)	(1,515)

Cash flows from investing activities:
Purchases of plant, property and equipment	(200)	(25)
Net investment in sales-type leases		710
Net proceeds from sale of discontinued operations, including gain of $2,744		12,665
Investment in short-term financial instruments		(244)
Decrease in other assets	17	38

Net cash provided by (used for) investing activities	(183)	13,144

Cash flows from financing activities:
Repayments of line of credit, net		(3,786)
Repayments of notes payable, net		(1,230)

Net cash used for financing activities		(5,016)

Increase (decrease) in cash and cash equivalents	(921)	6,613

Cash and cash equivalents at beginning of period	5,389	139

Cash and cash equivalents at end of period	$4,468	$6,752

Supplemental cash flow information, cash paid during the period for interest	$—	$292

          See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1.

Basis of Presentation  The accounting and reporting policies of Global ePoint, Inc. (formerly On-Point Technology Systems, Inc.) and subsidiaries (collectively referred to as the “Company”) conform to accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows.  The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading.  These consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2002.

2.

Cash and Cash Equivalents  As of September 30, 2002, cash and cash equivalents on the accompanying consolidated condensed balance sheet included $4 million of Ford Financial Demand Notes Program, which currently yield interest at 3.4% per annum with market value approximating cost, and included other short-term cash investments with various interest rates.

3.

Discontinued Operations  On June 1, 2001, the Company sold to Interlott Technologies, Inc. (“Interlott”) those assets used in its then existing lottery business, relating to the manufacture, sale, lease and service of instant ticket vending machines, including the assignment of the Company’s existing lottery contracts pursuant to a definitive agreement executed on February 23, 2001 (the “Agreement”).  As a result of the sale, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

4.

Restructuring Costs  As a result of the sale of the Company’s core business operations on June 1, 2001, the Company is in the process of establishing new strategic initiatives and transitioning the Company into new business activities.  During the three and nine months ended September 30, 2002, the Company incurred approximately $112 thousand and $436 thousand, respectively, in restructuring costs.  The restructuring charges include payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.

5.

Costs of Abandoned Projects  Included in operating costs were costs related to the abandonment of the Company’s international projects.  The Company had been pursuing certain international projects as a result of certain strategic initiatives started in 2000.  As a result of the recent changes in the social-political environment in the countries in which the Company was attempting to do business, we have determined that it was in the best interest of the Company not to continue proceeding with those international projects.  As a result, the Company incurred a non-cash charge of approximately $350 thousand in the nine months ended September 30, 2002 for costs related to the abandoned projects.

6.

Contingencies  In December 2001, Global ePoint had entered into an international service agreement with Fusion Telecommunications International, Inc. (“Fusion”) pursuant to which the Company and Fusion commenced a strategic partnership to provide Voice over Internet Protocol (“VoIP”) services into a country in Southeast Asia.  The Company and Fusion have determined, as a result of a contract disagreement with a key entity in the country in Southeast Asia, that it was in the Company’s and Fusion’s best interests not to proceed with providing the telecommunication services.  In September 2002, the Company received back $50 thousand of the $132 thousand it had funded on behalf of the joint venture.  The $82 thousand balance as of September 30, 2002 has been shown in Other Assets in the accompanying Balance Sheet and was returned to the Company in October 2002.

On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California alleging that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements.  Subsequent cases alleging substantially the same claims, and also filed in the same court, were all consolidated before the same judge.  The Company and the officers and directors have entered into amended settlement agreements with the class, and the court approved the amended settlement agreements in 2001.  The Company and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans.  Under the amended settlement agreement, the Company paid $50 thousand in cash and is permitted to issue shares equal to $950 thousand in value to be determined in January 2003.  The affect of the settlement has already been accrued in the Company’s financial statements.  However, under certain conditions the Company may need to issue additional shares of its common stock for the settlement if it’s per share price is less than $3 at the time of final distribution of the stock.

In October 2001, Loeb & Loeb, a law firm, initiated arbitration proceedings in Los Angeles, California against Global ePoint alleging an excess of $200,000 in legal fees and costs owed in connection with a proposed merger transaction.  The Company filed counter claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract.  The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb’s alleged fees and costs are without merit.  Hearings on the matter have been rescheduled for arbitration in November 2002.

In December 2001, a previous supplier to the Company’s lottery division, initiated an action against the Company in the State of California Superior Court, El Cajon Division, alleging approximately $56,000 in costs for goods they contend should have been supplied to the Company.  The Company is in the process of litigating this matter and contends that the claims put forth by the supplier are without merit.

In September 2002, ePlus Group, Inc., formerly known as MLC Group, Inc., initiated an action against the Company in the United States District Court, Eastern District of the Commonwealth of Virginia, alleging that they are due moneys in excess of $75,000 under a Master Agreement, which was signed in September of 1992.  The Company has not yet responded to the complaint, but intends to vigorously contest the basis of the complaint.

In October 2002, A & S, LLC, the property owner for the Company’s leased premises, initiated an action against the Company in the State of California Superior Court, County of San Diego, North County Branch, alleging that the Company failed to reimburse A & S, LLC for additional tenant improvements totaling $82,950 as of August 1, 2002 plus additional reimbursements due under the Lease from September 1, 2002 to the time of trial according to proof at the time of trial, plus interest from January 1, 1999 to the date of judgment, plus attorney’s fees and costs.  The Company has not yet responded to the complaint, but intends to vigorously contest the basis of the complaint.

7.

Provisions for Income Taxes  No provisions or benefits for federal or state income taxes have been made for the three and nine month periods ended September 30, 2002 and 2001.  As of December 31, 2001, the Company had approximately $15 million of net operating loss available to offset future taxable income.  (See Note 6 of Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended December 31, 2001).

8.

Per Share Information  Statement of Financial Accounting Standards(“SFAS”) No. 128 “Earnings per Share” establishes standards for computing and presenting Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”).  Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares.  Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method.  Included in the computation for Basic and Diluted EPS for the three and nine months ended September 30, 2002 are 316,666 shares, which are contingently issuable pursuant to the settlement agreements for the class action cases (see Note 6 herein).  For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss.  The Company had options and warrants outstanding of approximately 1.5 million and 1.9 million at September 30, 2002 and 2001, respectively.

9.

Shareholders Equity  The decrease in shareholders’ equity from approximately $9.3 million at December 31, 2001 to approximately $8.3 million at September 30, 2002 was substantially the result of the net loss of approximately $1.1 million for the nine months ended September 30, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General  The Company continues to be in the process of a major transition.  We are undergoing a series of actions intended to transform the Company and to strategically move forward with new market opportunities that we believe can better enhance shareholder value.  The Company had been engaged in the lottery industry over the past 10 years and was one of the largest providers of vending machines for the sale of instant-winner lottery tickets.

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

Continuing Operations  The Company had no significant revenue from continuing operations prior to the sale of its lottery business on June 1, 2001.  Although the Company had non-lottery products, substantially all of its focus in that period had been on its lottery-related business.  Subsequent to the sale of the lottery assets on June 1, 2001, the Company has been reviewing and moving forward with strategies to maximize value from its non-lottery related assets.

During the three and nine month periods ended September 30, 2002, the Company generated revenue from continuing operations of $230 thousand and $380 thousand versus revenue of $218 thousand and $272 thousand, respectively, for the three and nine months ended September 30, 2001.  The increase in revenue was due primarily from the commencement of operations in the third quarter of 2002 from sales of prepaid phone cards from machines owned by the Company that had been placed in various retail locations.  The Company commenced operations on a small scale in the third quarter in order to further evaluate the prepaid phone card market.  If successful, the Company plans to expand those operations and use its inventory of machines for such expansion.  Although the initial operations appear positive, no assurances can be given as to the success of these new strategies.  The Company also plans to begin redeploying and selling its card dispensing equipment during the fourth quarter of 2002 or the first quarter of 2003, depending on its marketing efforts, as part of its plan to generate additional cash flow from its existing assets.  No assurances can be given as to the success of those sales efforts.

Total operating expenses decreased in the three and nine month periods ended September 30, 2002, primarily as the result of lower selling, general and administrative costs and lower interest expense.  Selling, general and administrative costs and expenses for the three and nine months ended September 30, 2002 decreased by $109 thousand and $785 thousand, respectively, from the prior year comparable periods primarily due to reduced personnel and related expenses subsequent to the sale of the lottery business.  Interest expense decreased by $26 thousand and $292 thousand for the three and nine months ended September 30, 2002, respectively, from the prior year comparable periods due to the decrease in debt.  The reduced costs and expenses were offset by $112 thousand and $436 thousand of restructuring costs for the three and nine months ended September 30, 2002, respectively, that included payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities.  Such charges are expected to be substantially completed in early 2003.  The reduced costs were also offset by increases in costs of sales of $118 thousand and $113 thousand in the three and nine months ended September 30, 2002 as a result of the commencement of phone card operations.

Also included in operating costs were costs related to the abandonment of the Company’s international projects.  The Company had been pursuing certain international projects as a result of certain strategies initiatives started in 2000.  As a result of the recent changes in the social-political environment in the countries in which the Company was attempting to do business, we have determined that it was in the best interest of the Company not to continue proceeding with these international projects.  As a result, the Company incurred a non-cash charge of approximately $350 thousand in the three and nine months ended September 30, 2002 for costs related to the abandoned projects.

As a net result of the above, the Company reported a loss from continuing operations of $199 thousand and $1,081 thousand in the three and nine months ended September 30, 2002, respectively, versus a net loss of $260 thousand and $1,511 thousand in the prior year comparable periods.

Discontinued Operations  Prior to the Company’s change in business strategy, the Company had been primarily engaged in the lottery industry.  Because the lottery business was sold on June 1, 2001, the nine month period for 2002 does not include discontinued operations.

The results of operations for the nine months ended September 30, 2001 are summarized as follows (in thousands):

Nine Months Ended September 30

Net sales	$2,944

Gross profits	610
Operating expenses	212

Net income	$398

As a net result of continuing and discontinued operations, the Company reported a net loss of approximately $199 thousand and $1,081 thousand for the three and nine months ended September 30, 2002, versus net income (loss) in the prior year three months of approximately $(260) thousand and net income in prior year nine months of $1,631 thousand, respectively.

Liquidity and Capital Resources  As a result of the proceeds generated by the sale of lottery assets, as of September 30, 2002, the Company had working capital of approximately $3.5 million and cash and cash equivalents of approximately $4.5 million.  Management believes the Company has sufficient liquidity to fund its existing operations, redeploy and sell its card dispensing machines, begin its planned new business activities and provide a basis for new business opportunities.

FORWARD LOOKING AND CAUTIONARY STATEMENTS
Any forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Act of 1995.  Investors are cautioned that actual results may differ substantially from such forward-looking statements.  Forward-looking statements involve risks and uncertainties including, but not limited to, the successful completion of proposed equity raises, which may be necessary for the Company to implement its plans to develop new market opportunities, continued acceptance of the Company’s products and services in the marketplace, competitive factors, new products and technological changes, the Company’s successful entry into new markets, the Company’s ability to increase its customer base, as well as general, political and other uncertainties related to customer purchases and agreements and other risks detailed in the Company’s periodic filings with the Securities and Exchange Commission.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our chief executive officer, who is also our principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.  As a result of the evaluation, there were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October of 2001, Loeb & Loeb, LLP, a law firm, instituted arbitration proceedings in Los Angeles, California against Global ePoint alleging in excess of $200,000 in legal fees and costs were owed in connection with a proposed merger transaction.  The Company has filed counter-claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract.  The arbitrator was recently selected and hearings are scheduled for November 2002.  The Company intends to vigorously litigate the matter and maintains that Loeb & Loeb’s claims are without merit.

In December 2001, a previous supplier to the Company’s lottery division, initiated an action against the Company in the State of California Superior Court, El Cajon Division, alleging approximately $56,000 in costs for goods they contend should have been supplied to the Company.  The Company is in the process of litigating this matter and contends that the claims put forth by the supplier are without merit.

In September 2002, ePlus Group, Inc., formerly known as MLC Group, Inc., initiated an action against the Company in the United States District Court, Eastern District of the Commonwealth of Virginia, alleging that they are due moneys in excess of $75,000 under a Master Agreement, which was signed in September of 1992. The Company has not yet responded to the complaint, but intends to vigorously contest the basis of the complaint.

In October 2002, A & S, LLC, the property owner for the Company’s leased premises, initiated an action against the Company in the State of California Superior Court, County of San Diego, North County Branch, alleging that the Company failed to reimburse A & S, LLC for additional tenant improvements totaling $82,950 as of August 1, 2002 plus additional reimbursements due under the Lease from September 1, 2002 to the time of trial according to proof at the time of trial, plus interest from January 1, 1999 to the date of judgment, plus attorney’s fees and costs. The Company has not yet responded to the complaint, but intends to vigorously contest the basis of the complaint.

ITEM 2. CHANGES IN SECURITIES
(a) None
(b) None
(c) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
99.1 Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C.1350
(b) Reports on Form 8-K
N/A

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: November 12, 2002	/s/ FREDERICK SANDVICK

Chief Executive and Principal Financial Officer

CERTIFICATIONS

I, Frederick Sandvick, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Global ePoint, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ FREDERICK SANDVICK

Chief Executive and Principal Financial Officer