Form 10KSB
period 2002-12-31
GLOBAL EPOINT INC
filed 2003-03-31
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or if such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB  ☐

The registrant’s revenues for fiscal year ended December 31, 2002 were $507,546

The aggregate market value of the registrant’s common stock held by nonaffiliates of the Registrant as of March 21, 2003, was $5,849,311

The number of shares outstanding of the Registrant’s common stock as of March 21, 2003, was 4,824,709

Documents incorporated by reference: None

ITEM 1.    BUSINESS

General

Global ePoint, Inc. (the “Company” or “we”) is in the process of a major transition. We are undergoing a series of transactions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value. The Company had been primarily engaged in the lottery industry for approximately 10 years and was one of the largest providers in the world of vending machines for the sale of instant-winner lottery tickets. In 2000, the Company began the process of selling its lottery business in order to acquire the cash necessary to transition the Company into other business activities that could provide more diversified and larger market opportunities.

On June 1, 2001, the Company completed the sale of its lottery business to Interlott Technologies, Inc. (“Interlott”). Under the agreement with Interlott, the Company sold all of the assets used in its existing lottery business, relating to the manufacture, sale, lease, and service of instant lottery ticket vending machines in exchange for up to approximately $28 million, including cash of approximately $13 million at closing and the potential of deferred and earn-out amounts of up to $15 million (which are subject to certain conditions). A more detailed description of the agreement with Interlott is under “Agreement with Interlott”. As a result of the sale, the Company changed its name from On-Point Technology Systems, Inc. to Global ePoint, Inc.

The Company’s revenues through June 1, 2001 had been primarily generated from (i) sales of vending terminals (ii) leases of vending terminals (iii) performance of service on vending terminals (iv) upgrades to vending terminals, and (v) sales of associated parts. The Company’s products were sold or leased to a limited number of customers worldwide. As a result, the Company had experienced fluctuations in its financial results and capital expenditures because of the timing of significant individual contract awards and customer orders as well as associated product delivery schedules. The Company’s sales cycle could, at times, be relatively long due to the lead time required for business opportunities to result in signed sales or lease agreements. Operating results were affected by such lead time as well as working capital requirements associated with manufacturing vending terminals pursuant to new orders, increased competition, and the extended time which could elapse between the customer’s firm order and the receipt of revenue from the sale or lease of the applicable vending terminals. In addition, there had been an accelerating trend by customers to lease rather than purchase vending terminal equipment. Leasing vending terminals required the Company to invest capital or otherwise finance the manufacture of the vending terminals. All of these factors, as well as general competitive conditions, restrictive capital markets, and research and development costs, were considered in the determination to sell the lottery business and transition into new market opportunities.

Since June 1, 2001, we have been in the process of establishing new strategic initiatives and preparing the Company to transition into new business activities. In that connection, during 2002 the Company has been actively reviewing (i) opportunities that involve the acquisition of or merger with companies that have new business activities with high growth potential, and (ii) marketing plans to maximize the value of the Company’s existing non-lottery related products, which consist primarily of card dispensing equipment (see “Debit Card Retailer” herein).

With respect to the card dispensing equipment, during 2002 the Company has been undergoing restructuring costs that primarily relate to readying the Company’s existing inventory of card dispensing equipment for redeployment and/or sale. We have been expending costs to retrieve and refurbish approximately 2,000 card-dispensing machines that were previously on lease with a customer and deployed at retail locations throughout various states. That customer was liquidated under bankruptcy proceedings in 2000. Once the equipment has been retrieved, we have been refurbishing it to ready it for redeployment and/or sale. We believe we have completed approximately 80% of the retrieval process and approximately 70% of the refurbishment process. Once fully completed, the restructuring costs associated with this process will end.

The Company also intends to distribute and sell prepaid phone cards under arrangements to be negotiated with the prospective purchasers of the Company’s card dispensing equipment. In order to pursue this business activity, the Company formed a subsidiary called Global Telephony, Inc. In July 2002, the Company commenced initial operations of this subsidiary in a small region in California in order to evaluate the market and determine whether expansion of those operations would be beneficial. As a result of the Company’s merger negotiations, described below, in December 2002, the Company choose to transfer management and ownership of those operations to a third party, which has entered into a marketing agreement with the Company to market and purchase, under certain conditions, the Company’s card dispensing equipment. The third party, as part of the agreement, has purchased during the first quarter of 2003 approximately 140 card dispensing machines from the Company. The Company has delayed further actions with respect to the redeployment and sale of the card dispensing equipment until the direction of the Company’s pending merger has been further defined.

During 2002 the Company also reviewed a variety of new market opportunities that could provide it with the ability to accelerate the initial development phase generally required of a new product. In that regard, management throughout 2002 reviewed the possibilities of merging with an established business and/or acquiring a developed product line. The Company’s goal with respect to securing a new market opportunity is to identify which opportunities best leverage its management expertise, technological property, international relationships and corporate value, while maximizing its abilities to enhance shareholder value. The Company anticipates that if a new business opportunity is completed, a further restructuring of its operations may be required. The extent of the restructuring and the effect on the Company’s financial statements will depend on the particular business opportunity.

In connection with its review of new market opportunities, the Company entered into a letter of intent on January 18, 2003 with Sequent Technologies, Inc. Best Logic, Inc. and McDigit, Inc. (the “Target Companies”) to acquire 100 percent of the issued and outstanding stock or membership interest, as applicable, of the Target Companies in an all-stock transaction. Initially, it is anticipated that the number of shares of common stock to be issued to the shareholders and members of the Target Companies would be equal to a percentage ownership of the Company of 50.1 percent of the total outstanding shares of the Company at the time of closing. However, that percentage may be reduced to approximately 40 percent if certain performance levels for the Target Companies are not achieved for the year ended December 31, 2002. The shareholders and members of the Target Companies can receive additional shares of the Company’s common stock if they meet certain net income performance requirements over the next three years.

Sequent Technologies, Inc. is a start-up company that provides mobile visual telecommunication systems using advanced compression and encryption techniques. Best Logic, Inc. is a specialized manufacturer of computing solutions for industrial applications. Best Logic’s primary markets include the electronic security market and x-ray scanning equipment for the airline industry. McDigit is a start-up marketing company primarily focused on the distribution, sale and marketing of Sequent’s and Best Logic’s products in key security markets.

The merger is subject to a number of conditions, including the completion of a definitive agreement, approval by the Companies’ respective boards of directors and approval by the Company’s shareholders. As such, there can be no assurance that the Company will enter into a definitive agreement with the Target Companies or that the merger will be consummated.

Also during 2002, the Company was awarded a judgment against the Commonwealth of Pennsylvania (“Pennsylvania”) for a previous action filed against them by the Company in the Pennsylvania Board of Claims relating to a breach of a 1993 lottery contract and a breach of a disputed contract under a 1995 RFP that Pennsylvania awarded to the Company. The Board of Claims found that Pennsylvania had acted in bad faith, that the 1993 Contract was breached, that a contract had been entered into with respect to the 1995 RFP and that the Company relied on Pennsylvania’s bad faith in attempting to perform under the contract. As a result, the Board of Claims awarded approximately $4.5 million in damages plus interest in excess of $1 million. Pennsylvania filed an appeal with the Pennsylvania Commonwealth Court during 2002 and in March 2003 the Commonwealth

Court reversed the award for damages relating to the 1995 contract based on their finding that no contract was executed. The Company is preparing to file a motion for the Commonwealth Court to reconsider the damages and alternative claims made by the Company with respect to the 1995 contract and will seek to appeal the case to the Pennsylvania Supreme Court. The Company continues to believe that Pennsylvania breached its duties under a 1995 RFP that was awarded to the Company, that a contract had been formed, and that the Company should be awarded the full contract damages. However, there can be no assurances as to the ultimate outcome of the appeal.

About Global ePoint

We are a Nevada Corporation organized in March 1990. Our executive offices are located at 1370 W. San Marcos Blvd, Suite 100, San Marcos, California, telephone (760) 510-4900.

Forward-Looking Statements

Some of the statements in this report are forward looking statements about what may happen in the future. They include statements regarding our current beliefs, plans, expectations and assumptions about matters such as our expected financial position and operating results, our business strategy and our financing plans. These statements can sometimes be identified by our use of forward looking words such as “anticipate,” “believe,” estimate,” “expect,” “intend,” “plan,” “seek,” “should,” and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs, plans, expectations and assumptions will not change. Any forward-looking statements in this release are made pursuant to the “safe harbor” provisions of the private securities litigation act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, the successful completion of proposed funding raises, which may be necessary for us to implement our plans to develop new market opportunities, continued acceptance of our products and services in the marketplace, competitive factors, new products and technological changes, our successful entry into new markets, our ability to increase our customer base, as well as general political and other uncertainties related to customer purchases, instability in market rates in the telecommunication industries, our ability to sustain adequate cash flow from operations, the ultimate outcome of pending litigation, and other risks described in “risk factors,” “management’s discussion and analysis of financial condition and results of operations” elsewhere in this report.

Risk Factors

The following risk factors apply to the Company and its intended business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR FINANCIAL RESULT

AND, AS A RESULT, OUR STOCK PRICE.

As a result of the sale of our core business in 2001, the Company intends to commence new business operations, which may experience significant fluctuations in financial results. Since the Company had insignificant revenue from its non-lottery product lines in the last three years, there can be no certainty that additional revenue can be generated from these or other new product lines in the future.

PART OF OUR CURRENT BUSINESS PLANS WILL DEPEND UPON CONTINUED MARKET ACCEPTANCE OF DCRs AND PREPAID PHONE CARDS.

Our ability to generate additional revenues and earnings from our proposed telephony operations will depend upon the successful sale and deployment of DCRs and the sale of prepaid phone cards as well as other related revenue generating opportunities as pursued by the Company. We cannot assure you that demand for DCRs and prepaid phone cards will continue. Any significant decline in the market for these products will adversely affect our ability to market these products and our value of our equipment.

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

THE DCR AND PREPAID PHONE CARD MARKETS ARE VERY COMPETITIVE.

The DCR and prepaid phone card markets are relatively mature markets that grew rapidly during the mid to late 1990s, but have slowed in growth in the most recent years. We may not be able to compete successfully against current or future competitors, many of whom may have greater resources and experience than us. The long distance market and prepaid phone cards may face competition from other types of communications products, including cellular phones, facsimile, e-mail and other on-line products. Furthermore, it may be necessary for us to expand our presence internationally or risk a competitive disadvantage relative to our competitors. We may incur substantial costs in such expansion with no assurance that we will recover those costs through increased business. In addition, increased competition could cause us to increase our selling and marketing expenses and research and development costs. We may not be able to offset the effects of any such increased costs through contracts and higher revenue from sales and leases of DCRs, and we may not have the resources to compete successfully. These developments could have a material adverse effect on our business, financial condition and results of operation.

THE SUCCESS OF OUR INTERNATIONAL ACTIVITIES IS SUBJECT

TO MANY UNCERTAINTIES.

In 2002 and 2001, our sales and leases of DCRs outside the United States represented a small portion of our total revenues. However, we may attempt to increase our marketing activities in international jurisdictions, including expansion into several countries. Our ability to expand our business into international markets and be successful in those markets may be adversely affected by the following:

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

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY

AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. This is particularly true due to our relatively small number of stockholders and the resulting low trading volume of our common stock in the public market. These factors, together with the low price of our common stock, also could make it more difficult for us to raise funds through future offerings or maintain our listing on the Nasdaq Small Cap Market System.

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

THE OUTCOME OF PENDING LITIGATION IS UNCERTAIN AND COULD

HAVE ADVERSE FINANCIAL CONSEQUENCES

During 2002, the Company was involved in four significant matters of litigation in which it was a defendant. The Company has subsequently resolved three of those matters without material adverse consequences, but there is no assurance that the other unresolved matter can be resolved without adverse financial consequences to the Company or that other unknown matters that could have a material adverse financial consequence could be brought against the Company.

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

In addition, Interlott is to pay us, subject to a number of conditions:

•	A deferred payment of up to $9.0 million, based on gross profits from new sales and leases under existing contracts, payable over a five-year period.

•	An earnout of up to $6.0 million based on Interlott’s revenue from the sale of our lottery products.

Interlott agreed to assume our obligations that arise after the closing under the contracts that it assumed, but only to the extent that the obligations do not arise from a condition which existed on the closing date. We will continue to be responsible for those liabilities that existed on the closing date.

Deferred Payment and Earnout    Interlott has agreed to pay us up to $9.0 million as a deferred payment and up to $6.0 million as an earnout. The deferred payment is payable at the rate of $150,000 per month during the five-year period commencing with the first full month following the closing. However, the amount of each payment to us is subject to adjustment. The asset purchase agreement sets forth benchmark gross profit levels from revenue derived from a combination of contract extensions and new orders from our existing lottery clients. These gross profit levels are cumulative from the beginning of the five-year period. We will receive the full $150,000 payment monthly payment only as long as Interlott’s cumulative gross profit from these contract extensions or new contracts equals or exceeds the cumulative benchmark gross profit level. If the cumulative gross profit is less than the benchmark cumulative gross profit, the $150,000 is subject to reduction in accordance with the formula. If, during the five-year period when the deferred payment is being made, Interlott’s gross profit from these sales subsequently reaches or exceeds the benchmark cumulative gross profit level, we will recover any previous reductions taken from the monthly payments. We cannot assure you that we will collect all or any significant portion of the $9.0 million deferred payment. For the period reported by Interlott to the Company through December 31, 2002, Interlott paid us $29,395. However, based on the most recent schedule provided to the Company from Interlott, we believe that additional deferred payments will begin for the first quarter of 2003. The amount of those payments will not be known until the end of the first quarter of 2003.

The earnout is payable in two stages during the five years following the closing date. In the first stage, for which the maximum earnout is $3.0 million, we receive 10% of Interlott’s gross revenue from new sales and leases of PlayPoint, CounterPoint and other of our lottery equipment. The second stage begins after we have received $3 million from Interlott’s gross revenue from these products. In the second stage, we are entitled to receive 10% of Interlott’s gross revenue only from new sales and leases of CounterPoint products during the remainder of the five-year period. If Interlott generates revenue from these products and the revenue is used in the calculation of the deferred payment, which is described in the previous paragraph, we are not entitled to a payment under the earnout from that revenue. No amounts under this provision have been paid to us through December 31, 2002.

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

Commercial Products

Currently the only commercial product manufactured and marketed by the Company consists of card vending machines (“DCRs”), which are marketed principally for the resale of prepaid phone cards. As a result of our primary focus in the last several years on the development of our next generation lottery products, we did not aggressively pursue the development or sale of the DCR products. However, we have been evaluating plans during 2002 that would begin the deployment and/or sale of our DCRs as well as commencement of the distribution of prepaid phone cards. Those plans have been placed on temporary hold pending further definition of our current proposed merger.

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

It is our understanding that public awareness of prepaid phone cards was minimal in the early 1990’s, but increased dramatically thereafter. We believe dispensing machines became an important element of the distribution network of prepaid phone cards by the mid-1990s, providing visual recognition and 24-hour convenient access to the product. An important aspect of the vending machine is that its design must promote product awareness to effectively sell cards, not merely dispense them. In 1997 we repackaged our DCR technology into a new cabinet styling. In 1998 we expanded our DCR product line to include 3 and 8 card terminals in response to the specific application needs of our customers. However, because of the diminishing demand for these types of new high-security vending terminals in 1998, partly due to the entry into the market of lower-cost and lower-featured vending machines from competitors, the Company redirected its efforts beginning in 1998 away from any significant further development or marketing in this area. However, the Company now believes that, because its DCRs have proven to be robust and reliable, and because it appears that a continuing need exists in the market for a more organized and wide-spread deployment of card dispensing machines and prepaid phone cards, we can redeploy our inventory of DCRs under a program that will include the distribution of prepaid phone cards. In addition to our own programs for which we are considering the implementation, we have entered into a marketing arrangement with a third party to deploy and/or sell the DCRs.

Although the Company intends to focus its efforts on the United States market, it will continue to review opportunities in foreign countries. In many foreign countries, especially those less developed than the United States, the majority of residents does not own telephones and rely on public pay telephones. Management estimates that commercial and government entities in over 100 countries now use or are in the process of evaluating the purchase of telephones equipped to accept prepaid phone cards. We believe many of these entities are looking to dispensing machines capable of handling prepaid phone cards to widen the acceptance and availability of the prepaid phone cards. The foreign market for prepaid phone card vending machines is in its infancy, however, and there can be no assurances that we will be successful in developing this market.

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

Debit Card Retailer    In 1993 Global ePoint recognized the potential to utilize its lottery technology in the evolving prepaid phone card industry and developed its DCR-2000 debit card vending machine. We later developed other DCR models. Most of the Company’s revenues in this market were generated from the sale or lease of DCR machines between 1993 and 1998. To date, these terminals have been placed in many different types of establishments where there is a market for prepaid phone or debit cards. However, as additional companies have deployed similar machines, management did not focus significant attention on the sale or lease of new machines from 1998 to 2001. As a result, Company’s sales of DCR products and services totaled only $6,000 and $32,000 for the years ended December 31, 2002 and 2001 respectively. Those sales were primarily to foreign customers in each year. However, in 2003, the Company has already sold over $100,000 worth of DCRs at prices above the Company’s underlying cost basis to a third party under a marketing arrangement.

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

Support

Marketing And Sales    We intend to market the Company’s DCRs and distribute prepaid phone cards, domestically, through a combination of in-house and outside contracted marketing and sales efforts and, internationally, if pursued, primarily through distributorships and joint ventures. The Company is currently moving forward domestically with an arrangement whereby a marketing group would sell substantially all of the Company’s DCRs and a vending company would redeploy the DCRs in strategically located retail establishments. Under the arrangements, the Company would maintain, under short-term contracts, the right to distribute prepaid phone cards to all of the locations in which DCRs are placed. We also intend to solicit interest in the machines through direct contact with customers. The initial marketing package is anticipated to consist of product brochures and other supportive documentation. References from other customers using the Company’s machines will be routinely supplied, along with an offer to demonstrate and test the machines. We will also provide comprehensive product information on our Web-site at www.globalepoint.com.

International Marketing    Internationally, foreign telephone companies do not typically use a formal bidding process, but rather negotiate proposals with one or more potential vendors. In 2002 and 2001 we delivered machines and parts to various telecommunication service providers. Nonetheless, our foreign operations remained relatively small, and no assurance can be provided that a meaningful international market for our machines will develop.

Research and Development

General research and development expenditures totaled $137 thousand in 2001. The Company had no research and development costs in 2002. The 2001 expenditures were primarily directed towards the development of lottery related products, PlayPoint and CounterPoint. These products were subsequently sold to Interlott as part of their overall purchase of our lottery business.

Patents were filed and/or received for PlayPoint’s and CounterPoint’s proprietary features. These include:

PlayPoint Enclosure Design, 3345-2230—awarded July 11, 2000, D-428,060

On-Line Instant Ticket, Patent 5,772,510—awarded June 1998

Other patents filed through December 2001:

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

Employees

As of March 21, 2003, the Company had 3 full-time and 1 part-time employees, of whom 3 were in executive or administrative positions and 1 in quality control and production.

Facilities

The Company occupies approximately 32,000 square feet of space in San Marcos, California. The premises include office, manufacturing and warehouse space. We currently pay monthly rent of $19,492 for this space. This lease terminates December 31, 2008. We believe that current facilities are adequate to meet our anticipated needs through the term of the lease. However, in 2003 we plan to down size our space needs and sublease part or all of this facility.

OTHER BUSINESS INFORMATION

Competition

In the United States, the prepaid phone card and, more generally, the debit card market involve a number of machines for many small to mid-sized privately held companies. Consequently, it is difficult to identify all the competitors in this market. Although we believe we have developed a product with some of the best features in the market, there are many lower-cost, lower featured products that have had more recent success in selling to the industry. At present, our principal competitors are Technik, VendTek and Opal, in addition to a number of smaller vending machine companies. There is also a substantial risk of additional market entry by domestic and foreign competitors, especially if the United States customer’s response to the use of debit cards and pre-paid phone cards is favorable. The prepaid phone card and debit card market may also face competition from other types of products, such as low cost prepaid cellular phones.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

The Company leases a 32,000 sq. ft facility at 1370 West San Marcos Blvd., San Marcos, California, where its executive offices, manufacturing and primary warehouse facilities are located, pursuant to a lease that expires in 2008. The current annual rent for this facility is approximately $234,000, which is subject to annual increases. The Company is in the process of negotiating the sublease of approximately 26,000 sq. ft of the facility under an arrangement in which the sublessee would cover all the rent for the entire 32,000 sq. ft. through the term of the lease. The Company would retain the remaining 6,000 sq. ft. rent free. The Company believes that if it finalizes the arrangements with the sublessee, it may need additional storage space for its card dispensing equipment until they have been redeployed or sold.

ITEM 3.    LEGAL PROCEEDINGS

Global ePoint is a party to legal proceedings in the ordinary course of its business; the most significant of which are described below.

In October of 2001, Loeb & Loeb, LLP, a law firm, instituted arbitration proceedings in Los Angeles, California against Global ePoint alleging in excess of $200,000 in legal fees and costs were owed in connection with a proposed merger transaction. The Company filed counter-claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract. Loeb & Loeb and the Company settled the matter in February 2003 for an amount the Company had already accrued as of December 31, 2002. Therefore, no additional expense was recognized by the Company upon settlement.

On April 20, 2000, a shareholder class action was filed against Global ePoint and certain officers and directors in the U.S. District Court, Southern District of California. The action, which requested an unspecified amount of damages on behalf of all similarly situated shareholders, alleged that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, were consolidated before the same judge. The defendants entered into an amended settlement agreement with the class for all matters, and the court approved the amended settlement agreement in 2001. The Company and other defendants denied the liability claims as part of the amended settlement, but believed that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans. Under the amended settlement agreement, the Company paid, in 2002, $50,000 in cash and, in 2003, will issue 519,125 shares, which were equal to $950 thousand in value on the determination date.

In December 2001, a previous supplier to the Company’s lottery division, Emberton’s Machine & Tool, Inc., initiated an action against the Company in the State of California Superior Court, El Cajon Division, alleging approximately $56,000 in costs for goods they contend should have been supplied to the Company. The parties entered into mediation and settled the matter. The Company issued warrants to purchase 6,600 shares at an exercise price of $1.15 per share, exercisable over 30 months, as part of the settlement.

In September 2002, ePlus Group, Inc., formerly known as MLC Group, Inc., initiated an action against the Company in the United States District Court, Eastern District of the Commonwealth of Virginia, alleging that they are due moneys in excess of $75,000 under a Master Agreement, which was signed in September of 1992. The Company responded denying all liability and filed a counterclaim for breach of contract, intentional interference with prospective economic opportunity and contractual relationship, and intentional fraud. The plaintiff filed a motion to dismiss the Company’s counterclaim and the Company filed a motion to dismiss plaintiff’s claim. The court denied both motions and the actions remain pending. The Company intends to vigorously contest the basis of the complaint.

In October 2002, A & S, LLC, the property owner for the Company’s leased premises, initiated an action against the Company in the State of California Superior Court, County of San Diego, North County Branch, alleging that the Company failed to reimburse A & S, LLC for additional tenant improvements totaling $82,950. In February, the Company and A & S negotiated a proposed settlement, subject to a new tenant entering into a sublease agreement with the Company. The action remains pending and will continue unless the new settlement is finalized.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company’s Annual Meeting of Stockholders was held on December 19, 2002. All of the members slated for election were elected to the Company’s Board of Directors for the ensuing year (Frederick Sandvick, Keith A. Cannon, Darrell L. Richardson and Owen Lee Barnett). In addition, the following matters were acted upon:

Matter	Votes For	Votes Against	Abstain
Approval of Auditors	3,141,822	786,482	2,165

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Global ePoint’s common stock is traded on the Nasdaq National Market under the symbol: GEPT. The following table sets forth the high and low bid prices for Global ePoint’s common stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. All share and per share information reflects the one-for-three reverse split, which became effective in November 2000.

	2002		2001
	High	Low	High	Low
First Quarter	$1.70	$1.40	$1.938	$1.031
Second Quarter	1.94	1.48	1.480	1.100
Third Quarter	1.57	1.19	1.690	1.280
Fourth Quarter	1.39	1.12	1.880	1.400

The number of stockholders of record of Global ePoint’s common stock, par value $.03 per share, as of March 21, 2003, was 865. The approximate number of beneficial shareholders was 1,432.

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

•	In July 2000, Finova Mezzanine Capital Inc. received warrants to purchase 116,667 shares of Global ePoint’s Common Stock at $3.75 per share pursuant to a settlement agreement whereby Finova withdrew its claim to a security interest in the DCR machines leased by Global ePoint to Solutioneering, Inc. The warrants are immediately exercisable and expire 3 years from date of issuance. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

•	On October 31, 2000, the Company completed a private placement for the sale of 666,668 shares of the Company’s common stock at $1.50 per share. Net proceeds of the transaction aggregated $1,000,000. The placement was solely to no more than five foreign offerees, all of whom were accredited investors. The principal purchaser was Investa AG, a European money management fund, which also acted as placement agent. The proceeds were used for working capital purposes. Investa AG received five-year warrants to purchase 33,333 shares of Global ePoint’s Common Stock at $3.00 per share pursuant to an agreement for the placement of the $1 million equity offering. Investa exercised the warrants in December 2000 and purchased 33,333 shares for an aggregate amount of $100,000. Questos Ltd., a consulting company used in connection with the placement of the $1 million equity offering, received warrants to purchase 66,667 shares of Global ePoint’s Common Stock at $1.50 per share pursuant to an agreement for services rendered in connection with the equity placement. The warrants are immediately exercisable and expire on October 31, 2005.

•	In December 2000, Galt Asset Management, LLC, a money management fund and certain private investors received warrants to purchase 179,167 shares of Global ePoint’s Common Stock at $1.80 per share in connection with the extension of certain debt due from Global ePoint. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

•	In January 2002, Direct Sales, a previous supplier to the Company, received warrants to purchase 6,000 shares of Global ePoint’s Common Stock at $1.59 per share, exercisable over 34 months, as part of a settlement agreement.

•	In December 2002, Emberton’s Machine & Tool, a previous supplier to the Company, received warrants to purchase 6,600 shares of Global ePoint’s Common Stock at $1.15 per share, exercisable over 30 months, as part of a settlement agreement.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General    The Company is now in the process of a major transition. The Company is undergoing a series of actions intended to transform the Company and to strategically move forward with new market opportunities that can better enhance shareholder value. The Company had been engaged in the lottery industry for approximately 10 years and was one of the largest providers of vending machines for the sale of instant-winner lottery tickets.

On June 1, 2001, the Company completed the sale of its lottery business to Interlott. This agreement is described in Item 1 under the heading “Agreement with Interlott.” Since our lottery business accounted for substantially all of our business through June 1, 2001, the discussions relating to the results of operations should be read in this context. Subsequent to finalization of the sale on June 1, 2001, we have no longer been engaged in the business of manufacturing, selling, leasing and servicing of lottery vending machines and the discussion of our discontinued operations for 2001 will not relate to our ongoing business activities.

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

During 2002, we have reviewed a variety of new market opportunities that could provide the Company with the ability to accelerate the initial development stage generally required of a new product. In that respect, the Company entered into a letter of intent on January 18, 2003 with Sequent Technologies, Inc. Best Logic, Inc. and McDigit, Inc. to acquire 100 percent of the issued and outstanding stock or membership interest, as applicable, of those companies (see Item 1. Business herein). The Company anticipates that if the current proposed merger or some other new business opportunity is completed, a further restructuring of its operations could result. The extent of the restructuring and the effect on the Company’s financial statements would depend on the particular business opportunity.

Results of Operations—2002 Compared To 2001

Continuing Operations    Prior to the sale of the Company’s lottery business on June 1, 2001, the Company had no significant revenue from continuing operations. Although the Company had non-lottery products, substantially all of its focus in that period had been on its lottery-related business. Subsequent to the sale of the lottery assets on June 1, 2001, the Company has been moving forward with and reviewing (i) opportunities that involve the acquisition of or merger with companies that have new business activities with high growth potential, and (ii) marketing plans to maximize value from the Company’s non-lottery related products, which consist primarily of card dispensing equipment. The Company has been retrieving and refurbishing its card dispensing equipment, which was previously on lease with a customer that dissolved in 2000.

During the 2002 year, the Company generated revenue from continuing operations of $508 thousand versus revenue of $435 thousand in the 2001 year. The increase in revenue was primarily the result of the commencement in July 2002 of the sale of prepaid phone cards through vending machines and over-the-counter manual distribution in retail locations located in a small region in California. The operations were commenced primarily to evaluate the market and determine whether expansion of those types of operations would be beneficial to the Company. As a result of the Company’s merger negotiations in December 2002, which resulted in the letter of intent with the Target Companies, the Company choose to transfer management and ownership of those operations to a third party, which has entered into a marketing agreement with the Company to market and purchase, under certain conditions, the Company’s card dispensing equipment. The Company believes allowing third parties to market and deploy the Company’s equipment and manage prepaid phone card sales will better allow the Company to focus on its primary goal of moving forward with a larger business opportunity. The Company has delayed further actions with respect to the redeployment and sale of the card dispensing equipment until the direction of the Company’s pending merger has been further defined. Although the Company believes these new strategies will allow it to successfully redeploy and sell the card dispensing equipment, no assurances can be given as to the success of these new strategies.

Total operating expenses decreased in the 2002 period to $2.2 million from $2.3 million primarily as the result of lower selling, general and administrative costs and lower interest expense. Selling, general and administrative costs and expenses for 2002 decreased by $689 thousand primarily due to reduced personnel and related expenses. The reduced personnel and related costs resulted as the Company downsized its administration subsequent to the sale of its lottery business. Interest expense decreased by $292 thousand due to the effect of decreased borrowings. The reduced costs and expenses were offset by restructuring costs of $832 thousand in 2002 and $477 thousand in 2001 that included payroll, facilities costs, refurbishment costs, asset valuation allowances and certain other charges incremental to restructuring operations and preparing for new business activities. The increase in restructuring costs for 2002 was primarily due to the fact that it covered 12 months in 2002 and only 7 months in 2001. No significant further restructuring costs are anticipated in 2003, subject to the Company’s final merger or acquisition plans.

Also included in operating expenses for 2002 were abandoned project costs of $350 thousand. The Company had been pursuing certain international projects as a result of certain strategic initiatives started in 2000. As a result of the recent changes in the social-political environment in the countries in which the Company was attempting to do business, we determined that it was in the best interest of the Company not to continue proceeding with those international projects.

As a net result of the above, the Company reported a net loss from continuing operations of $1.7 million in 2002 versus a net loss of $1.9 million from continuing operations in 2001. Without restructuring costs and abandoned project costs, the net loss would have been approximately $523 thousand in 2002 and $1.4 million in 2001.

Discontinued Operations    Prior to the Company’s change in business strategy, the Company had been primarily engaged in the lottery industry. The company’s customer base in the lottery business remained relatively constant between the 2001 year. Although income in 2001 decreased from prior years, primarily as a result of decreases in sales and sales-type leases of its existing lottery product line and a shorter period of operations in 2001. The Company was in the process of marketing its new next generation lottery products and the decreases in sales partly relate to the transitioning required in the introduction of the new products. Further, because the lottery business was sold on June 1, 2001, revenue was for only five months.

The disposal of assets of the lottery operations is being accounted for as discontinued operations. The results of operations for 2001 are summarized as follows:

Results of Operations:
Net sales	$2,944
Gross profit	610
Operating expenses	212

Net Income	$398

Gross profit, operating expenses and net income were all lower in the 2001 periods as the result of lower sales during 2001 and the shorter reporting period in 2001. On June 1, 2001, the Company completed the sale of its lottery business and, as a result, recognized a gain from the sale of approximately $2.7 million.

As a net result of both continuing and discontinued operations, the Company reported a net loss of approximately $1.4 million for 2002, versus a net gain in 2001 of approximately $1.2 million.

Liquidity and Capital Resources

As a result of the proceeds generated by the sale of lottery assets, the Company had working capital of approximately $3.2 million and cash and cash equivalents of approximately $4.3 million as of December 31, 2002. Management believes the Company has sufficient liquidity to fund its existing operations, redeploy and sell its card dispensing machines, begin its planned new business activities and provide a basis for new business opportunities.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Global ePoint, Inc:

We have audited the accompanying consolidated balance sheet of Global ePoint, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of Global ePoint, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global ePoint, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ ROTHSTEIN, KASS & COMPANY, PC

Roseland, New Jersey

February 26, 2003

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2002

(Thousands of dollars, except share amounts)
Current Assets:
Cash and cash equivalents	$4,357
Accounts receivable, net	16
Other current assets	22

Total current assets	4,395

Plant, property and equipment, net	82
Card dispensing equipment	3,188
Parts inventory, net	636
Other assets, net	500

Total assets	$8,801

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$349
Accrued expenses and other current liabilities	819

Total current liabilities	1,168

Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized and 4,305,584 shares issued and outstanding	129
Amount for shares to be issued	950
Additional paid-in capital	33,128
Accumulated deficit	(26,574)

Total shareholders’ equity	7,633

Total liabilities and shareholders’ equity	$8,801

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
(Thousands of dollars/shares, except per share amounts)
Revenues:
Sales	$175	$32
Interest income	138	152
Other income	195	251

Total revenues	508	435

Operating expenses:
Cost of sales	150	11
Selling, general and administrative	881	1,570
Interest expense		292
Restructuring costs	832	477
Cost of abandoned projects	350

Total operating expenses	2,213	2,350

Loss from continuing operations	(1,705)	(1,915)

Discontinued operations:
Income		398
Gain on sale		2,744

Net income (loss)	$(1,705)	$1,227

Earnings (loss) per share—Basic and Diluted:
Loss from continuing operations	$(.35)	$(.42)
Income from discontinued operations		.69

Net (income) loss	$(.35)	$.27

Weighted average shares	4,825	4,543

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	Common Stock		Amount for Shares to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
(Thousands of shares/dollars)
Balances, December 31, 2000	4,305	$129	$950	$33,124	$(26,096)	$8,107
Net income					1,227	1,227

Balances, December 31, 2001	4,305	129	950	33,124	(24,869)	9,334
Issuance of stock warrants in connection with settlements				4		4
Net loss					(1,705)	(1,705)

Balances, December 31, 2002	4,305	$129	$950	$33,128	$(26,574)	$7,633

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
(Thousands of dollars)
Cash flows from operating activities:
Loss from continuing operations	$(1,705)	$(1,915)
Income from discontinued operations		3,142
Adjustments to reconcile income (loss) to net cash used for operating activities:
Gain on sale of discontinued operations		(2,744)
Depreciation and amortization	48	389
Expense related to options and warrants for services provided	4	145
Asset reserves	353
Cost of abandoned projects	350
Changes in assets and liabilities:
Accounts receivable	(15)	81
Other current assets	(20)	63
Parts inventory	253	359
Other assets	92
Accounts payable	139	(782)
Accrued expenses and other current liabilities	(231)	(819)

Net cash used for operating activities	(732)	(2,081)

Cash flows from investing activities:
Purchases of plant, property and equipment	(250)	(27)
Net investment in sales-type leases		709
Net proceeds from sale of discontinued operations, including gain of $2,744		12,665
Investments	(50)	(250)

Net cash provided by (used for) investing activities	(300)	13,097

Cash flows from financing activities:
Repayments of line of credit, net		(3,786)
Repayments of notes payable		(1,980)

Net cash used for financing activities		(5,766)

Increase (decrease) in cash and cash equivalents	(1,032)	5,250

Cash and cash equivalents at beginning of period	5,389	139

Cash and cash equivalents at end of period	$4,357	$5,389

Supplemental cash flow information:
Cash paid during the year for interest		$292

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

1.    Summary of Significant Accounting Policies

Organization and Business    Global ePoint, Inc. and Subsidiaries, (collectively, the “Company” or “Global ePoint”) has designed, manufactured, and serviced vending terminals for retail sale and leasing over the past 10 years. The Company’s core business (its lottery business) through June 1, 2001 was with the Instant Ticket Retailer (ITR) product line, which sold or leased instant-winner lottery terminals to state and provincial governments in the United States and Canada and to foreign governments and their licensees. The Company also, on a minimal basis over the past four years, provided a Debit Card Retailer (DCR) product line, which sold or leased vending machines for prepaid telephone cards and other specialty retail products generally to commercial customers in the United States and in foreign markets. On June 1, 2001, the Company completed the sale of its lottery business to Interlott Technologies, Inc. (“Interlott”). Subsequent to the sale, the Company has been focused on actively reviewing (i) opportunities that involve the acquisition of or merger with companies that have new business activities with high growth potential, and (ii) marketing plans to maximize the value of the Company’s existing non-lottery related products, which consist primarily of card dispensing equipment (DCRs).

Basis of Presentation    The accounting and reporting policies of Global ePoint, Inc. and subsidiaries (collectively referred to as the “Company”) conform to accounting principles generally accepted in the United States of America.

New Accounting Pronouncement    During 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for costs associated with exit or disposal activities” and No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 146, which is not effective until the year ending December 31, 2003, addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company does not believe that SFAS No. 146 will have a significant impact on its consolidated financial position, results of operations or cash flows.

SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company’s management currently does not plan to transition to the fair value method of accounting for employee stock options. Accordingly, the Company’s management does not believe that portion of SFAS No. 148 will impact the Company. However, the Company has provided the required disclosures (see Note 7).

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patents    Patents are capitalized and amortized on a straight-line basis over 17 years.

Leases    Property held under lease agreements are stated at cost. Depreciation is provided using the straight-line method, over estimated useful lives of 2-5 years.

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

Restructuring Costs    As a result of the sale of the Company’s core business operations on June 1, 2001, the Company has been in the process of establishing new strategic initiatives and transitioning the Company into new business activities. The Company incurred restructuring costs of $832 thousand in 2002 and $477 thousand

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the 2001 (which was over a seven month period only). The restructuring charges include payroll, facilities costs, refurbishment costs asset valuation allowances and certain other charges incremental to restructuring operations and preparing for new business activities.

Research and Development    General research and development costs are expensed as incurred and were $137 thousand in 2001. No expense was incurred in 2002.

Significant Customers and Concentration of Credit    Revenues from the state lotteries of Virginia and Illinois individually accounted for 36% and 47% respectively, of total revenue of discontinued operations in 2001. In 2001 foreign sales were less than 1% of revenues from discontinued operations. Continuing operations had no significant customers in 2002.

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

Included in the computation for Basic and Diluted EPS for the 2002 and 2001 years are 519,125 and 237,500 shares, respectively, which are the weighted average of the shares that are contingently issuable pursuant to the settlement agreements for the class action cases (see Note 8 herein). For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss.

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

Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Discontinued Operations

Discontinued Operations    On June 1, 2001, the Company sold to Interlott those assets used in its existing lottery business, relating to the manufacture, sale, lease and service of instant ticket vending machines, including the assignment of the Company’s existing lottery contracts pursuant to a definitive agreement executed on February 23, 2001 (the “Agreement”). Pursuant to the Agreement, the Company received approximately $13.1 million at closing which, after sale related costs of approximately $400 thousand, generated net proceeds of approximately $12.7 million. In addition, the Company accrued approximately $1.1 million for estimated residual costs of disposal and estimated subsequent purchase price adjustments. The components of the gain on the sale were as follows:

(In thousands)
Proceeds, net of related costs and accruals	$11,600
Net book value of assets sold	8,856

Gain on sale	$2,744

The Agreement also provides for up to $9 million of deferred payments (subject to the performance of certain contracts assigned to Interlott) over five years and earn-out payments of up to $6 million (subject to certain conditions) over five years. These payments have not been accrued as a receivable but rather will be recorded as income when all the conditions for payment have been met. For the period ended December 31, 2001, Interlott paid the Company $29,395 of deferred payments and no amounts for earn-out payments. No amounts were paid in the 2002 year. In addition, the Company and Interlott entered into a separate on-line technology agreement to market a proprietary design for an on-line activated instant lottery ticket.

As a result of the sale, the operations related to the lottery assets have been reflected as discontinued operations in the accompanying condensed consolidated financial statements. The results of discontinued operations for 2001 were as follows:

2001
(in thousands)
Net sales	$2,944
Gross profit	610
Operating expenses	212

Net income from discontinued operations	$398

Cash flows provided by discontinued operations were as follows:

2001
(in thousands)
Operating activities	$1,920
Investing activities	667

Net cash	$2,587

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net assets of discontinued operations that were disposed as of June 1, 2001 were as follows:

2001
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

4.    Other Financial Data

Details concerning certain balance sheet accounts as of December 31, 2002 follow:

(in thousands)
Accounts receivable:
Trade accounts receivable	$46
Less allowance for doubtful accounts	(30)

Total	$16

Property, plant and equipment:
Computers and equipment	$1,096
Furniture and fixtures	317
Tooling	8
Building and improvements	76

1,497
Less accumulated depreciation and amortization	(1,415)

Total	$82

Other assets:
Patents	$263
Deposits	18
Investments, net of reserves of $150, and other	473

754
Less accumulated amortization	(254)

Total	$500

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Card Dispensing Equipment

The Company’s card dispensing equipment (known as DCR machines) substantially consists of DCR machines that were previously under lease agreements with previous customers of the Company; the substantial majority of which were previously under lease with a single customer, Solutioneering Inc. (“Solutioneering”), which filed for bankruptcy in 1999 and was liquidated in 2000. Before the Company began the repossession of the DCR machines from Solutioneering in 2001, it settled a dispute with Solutioneering’s financing lender, so that the Company would have undisputed rights to the property. In exchange for the settlement and the grant to the Company of the undisputed rights to the DCR machines, in August 2000 the financing lender received warrants to purchase 116,667 shares of the Company’s common stock at $3.75 per share exercisable over three years from the date of issuance. The fair value of the warrants totaled $52 thousand, which was added to the cost basis of the equipment. The Company began the process of collecting the DCR machines in 2001. As of December 31, 2002, the Company had collected approximately 2,000 DCR machines, representing a substantial majority of the DCR machines previously under lease with Solutioneering and other customers.

Subsequent to the sale of the Company’s lottery business on June 1, 2001, the Company began a program to refurbish the repossessed DCR machines to ready them for redeployment and sale. The Company continues to review marketing plans for the redeployment and sale of DCR machines in 2003, subject to further developments related to the Company’s proposed merger (see Note 10). Management believes that the fair value of the DCR machines exceeded the carrying amount of the machines, which was approximately $3.2 million, net of $300 thousand of reserves, as of December 31, 2002. In January 2003, the Company sold approximately 140 card dispensing machines at a price exceeding the Company’s cost to a third party as part of an overall marketing arrangement with that party. The Company intends to continue pursuing that and similar marketing arrangements in 2003.

As of December 31, 2002, the Company had parts inventory of $636 thousand, net of $350 thousand of reserve for obsolescence. Parts inventory consists primarily of materials that are used for the refurbishment and repair of DCR machines.

6.    Income Taxes

Following is a reconciliation of the income tax expense (benefit) expected (based on the statutory federal income tax rate) to the actual income tax provision recorded (in thousands):

	2002	2001
Tax benefit on loss from continuing operations computed at statutory rate of 34%	$(580)	$(651)
Tax expense on income from discontinued operations computed at statutory rate of 34%		1,068
Expenses not deductible for income tax purposes	205	(40)
Change in valuation allowances for deferred income tax assets, net	375	(377)

Provision for income taxes—current	$0	$0

Deferred income tax assets and the related valuation allowance as of December 31, 2002, result from the following temporary differences:

2002
Net operating loss carryforwards	$5,365
Inventory and other reserves	717
Valuation allowance	(6,082)

Net deferred income tax assets	$0

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to significant losses for income tax reporting purposes prior to 2002, as well as the other issues currently being addressed by Global ePoint, management has concluded that it is more likely than not that the deferred tax assets will not be realized and that a valuation allowance is needed to reduce the carrying value of deferred income tax assets to zero.

At December 31, 2002, Global ePoint has approximately $16 million of operating losses available to offset future federal taxable income, which begin to expire in 2011.

7.    Shareholders’ Equity

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

Stock Option Plans    Global ePoint has two employee stock option plans whereby options to purchase 1,157,500 shares of Global ePoint’s common stock may be granted to certain executives and employees, and an option plan for directors under which options for 175,000 shares of Global ePoint’s common stock may be issued to directors of Global ePoint. Information regarding these option plans, including options outstanding for non-employees of 233,333 and 229,999 shares as of December 31, 2002 and 2001, respectively, follows:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	1,104,334	$2.85	708,680	$4.44
Granted	80,000	1.36	580,000	1.32
Exercised			—	—
Forfeited	(97,332)	(3.21)	(184,346)	(4.14)

Outstanding at December 31	1,087,002	2.77	1,104,334	$2.85

Options exercisable at year end	1,006,833	$2.99	1,053,916	$2.90

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Avg Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at 12/31/02	Weighted Average Exercise Price
$1.12 – $3.09	890,000	3.29	$1.70	810,000	$1.74
4.23 – 5.43	163,335	2.26	4.57	163,335	4.57
5.91 – 6.27	334	1.58	5.92	165	5.92
22.35	33,333	2.75	22.35	33,333	22.35

$1.12 – $22.35	1,087,002	2.94	$2.77	1,006,833	$2.99

Global ePoint has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for employee stock options. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation for Global ePoint’s three stock option plans been determined based on the fair value at the grant date for awards in 2002 consistent with the provisions of SFAS No. 123, Global ePoint’s net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

	2002 Net Loss	2001 Net Income
As Reported	$(1,705)	$1,227
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(23)	(292)

Pro Forma	$(1,728)	$935

Earnings/(loss) per common share, Basic and diluted:
As reported	$(.35)	$.27
Pro Forma	$(.36)	$.21

In 2002, the fair value of options granted to employees is estimated at approximately $.40 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: dividend yield of 0%; expected volatility of 28.45%; risk free interest rate of 3.82%; and expected life of 5 years.

In 2001, the fair value of options granted to employees is estimated at approximately $2.90 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 41%; risk free interest rate of 4.2%; and expected life of 5 years.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Warrants    Global ePoint has, on occasion, granted warrants to purchase common stock to consultants, lenders and creditors. Information regarding these warrants follows:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at January 1	632,502	$2.33	715,835	$2.30
Granted	12,600	1.36	—	—
Exercised			—	—
Forfeited	(250,001)	(1.98)	(83,333)	(2.07)

Outstanding at December 31	395,101	$2.51	632,502	$2.33

All of the warrants outstanding at December 31, 2002 and 2001 were fully exercisable.

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

In December 2000, Galt Asset Management, LLC, a money management fund and certain private investors received warrants to purchase 179,167 shares of Global ePoint’s Common Stock at $1.80 per share in connection with the extension of certain debt due from Global ePoint. The fair value of the warrants totalled $145 thousand, which were capitalized to deferred financing costs as of December 31, 2000. During 2001, the Company repaid the entire debt and expensed the $145 thousand financing costs.

In January 2002, Direct Sales, a previous supplier to the Company, received warrants to purchase 6,000 shares of Global ePoint’s Common Stock at $1.59 per share, exercisable over 34 months, as part of a settlement agreement. The fair value of the warrants totalled $2 thousand, which has been expensed in 2002.

In December 2002, Emberton’s Machine & Tool, a previous supplier to the Company, received warrants to purchase 6,600 shares of Global ePoint’s Common Stock at $1.15 per share, exercisable over 30 months, as part of a settlement agreement. The fair value of the warrants totalled $2 thousand, which has been expensed in 2002.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies

Lease Commitments    Global ePoint leases a facilty under an operating lease expiring in December 2008 and leased other facilities in the prior years. Rent expense for such facilities totaled $226 thousand and $278 thousand for the years ended December 31, 2002 and 2001, respectively. Future minimum rentals under non-cancelable operating leases, as of December 31, 2002, is as follows (in thousands):

2003	$234
2004	242
2005	251
2006	259
2007	267
Thereafter	279

$1,532

Legal Proceedings    Global ePoint is a party to legal proceedings in the ordinary course of its business; the most significant of which are described below.

In October of 2001, Loeb & Loeb, LLP, a law firm, instituted arbitration proceedings in Los Angeles, California against Global ePoint alleging in excess of $200,000 in legal fees and costs were owed in connection with a proposed merger transaction. The Company has filed counter-claims against Loeb & Loeb in the arbitration proceedings for malpractice and breach of contract. Loeb & Loeb and the Company settled the matter in February 2003 for an amount of which the Company already had accrued as of December 31, 2002. Therefore, no additional expense was recognized by the Company in 2002.

On April 20, 2000, a shareholder class action was filed against On-Point Technology Systems and certain officers and directors in the U.S. District Court, Southern District of California. The action, which requested an unspecified amount of damages on behalf of all similarly situated shareholders, alleged that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, were consolidated before the same judge. The defendants entered into an amended settlement agreement with the class for all matters, and the court approved the amended settlement agreement in 2001. The Company and other defendants denied the liability claims as part of the amended settlement, but believed that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans. Under the amended settlement agreement, the Company paid, in 2002, $50,000 in cash and, in 2003, will issue 519,125 shares, which were equal to $950 thousand in value on the determination date.

In December 2001, a previous supplier to the Company’s lottery division, Emberton’s Machine & Tool, Inc., initiated an action against the Company in the State of California Superior Court, El Cajon Division, alleging approximately $56,000 in costs for goods they contend should have been supplied to the Company. The parties entered into mediation and settled the matter in 2002. The Company issued warrants in December 2002 to purchase 6,600 shares at an exercise price of $1.15 per share, exercisable over 30 months, as part of the settlement.

In September 2002, ePlus Group, Inc., formerly known as MLC Group, Inc., initiated an action against the Company in the United States District Court, Eastern District of the Commonwealth of Virginia, alleging that they are due moneys in excess of $75,000 under a Master Agreement, which was signed in September of 1992. The Company responded denying all liability and filed a counterclaim for breach of contract, intentional

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interference with prospective economic opportunity and contractual relationship, and intentional fraud. The plaintiff filed a motion to dismiss the Company’s counterclaim and the Company filed a motion to dismiss plaintiff’s claim. The court denied both motions. The actions are pending. The Company intends to vigorously contest the basis of the complaint.

In October 2002, A & S, LLC, the property owner for the Company’s leased premises, initiated an action against the Company in the State of California Superior Court, County of San Diego, North County Branch, alleging that the Company failed to reimburse A & S, LLC for additional tenant improvements totaling $82,950. In February, the Company and A & S negotiated a proposed settlement, subject to a new tenant entering into a sublease agreement with the Company. The action remains pending until the new settlement agreement is extended.

Executive Compensation Agreement    Global ePoint has an employment agreement with its Chief Executive Officer (the “CEO”) for a three-year term that commenced January 9, 1996, and that automatically extends annually for an additional year unless notice has otherwise been given by Global ePoint. As of December 31, 2002, the term expires on December 31, 2004. While Global ePoint was committed under the agreement to provide for an annual base salary of at least $300 thousand, plus a bonus equal to 5% of the first million dollars of Global ePoint’s pre-tax income and 7% thereafter, only $65 thousand was paid to the CEO in 2001 and no bonuses were paid to the CEO. The CEO waived all accrued bonuses and unpaid wages through December 31, 2001. The amount of accrued wages waived amounted to $331 thousand in 2001. During 2001, the CEO voluntarily amended his employment agreement to provide for a reduced annual salary of $120,000 for the period July 1, 2001 through June 1, 2002 and $180,000 for the period July 1, 2002 through June 30, 2003 with 10% annual increases thereafter. The reduced salary would be effective only during the time period prior to the commencement of a new business activity. Upon commencement of a new business activity the CEO’s base salary will revert to that under his original agreement. The CEO is also entitled to a bonus of $300,000 upon the commencement of a new business activity approved by the Board of Directors.

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

9.    Costs of Abandoned Projects

Included in operating costs were costs related to the abandonment of the Company’s international projects. The Company had been pursuing certain international projects as a result of certain strategic initiatives started in 2000. As a result of the recent changes in the social-political environment in the countries in which the Company was attempting to do business, the Company determined that it was in the best interest of the Company not to continue proceeding with those international projects. As a result, the Company incurred a non-cash charge of approximately $350 thousand in 2002 for costs related to the abandoned projects.

10.    Proposed Merger

On January 18, 2003, the Company entered into a Letter of Intent with Sequent Technologies, Inc., Best Logic, Inc. and McDigit, Inc. (the Target Companies) to acquire 100 percent of the issued and outstanding stock

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or membership interest, as applicable The letter of intent regarding the proposed merger with the Target Companies provides that, if the merger is consummated, the current shareholders and members of the Target Companies would receive shares of Global ePoint’s common stock. Initially, it is anticipated that the number of shares to be issued to the shareholders and members of the Target Companies would be equal to a percentage ownership of Global ePoint of 50.1 percent of the total outstanding shares of Global ePoint at the time of closing. However, that percentage may be reduced to approximately 40 percent if certain performance levels for the Target Companies are not achieved for the year ended December 31, 2002. The shareholders and members of the Target Companies can receive additional shares of Global ePoint’s common stock if they meet certain net income performance requirements over the next three years. It is anticipated, depending on the final negotiated terms and the ultimate percentage determination of stock percentages, that the merger will be accounted for as a “reverse acquisition” for accounting purposes.

Sequent Technologies is a start up company providing mobile visual telecommunication systems using advanced compression and encryption techniques. Best Logic is a specialized manufacturer of computing solutions for industrial applications. Best Logic’s primary markets include the electronic security market and x-ray scanning equipment for the airline industry. McDigit is a start-up marketing company primarily focused on the distribution, sales and marketing of Sequent’s and Best Logic’s products in key security markets.

The merger is subject to a number of other conditions, including the completion of a definitive agreement, approval by the Target Companies’ respective boards of directors and approval by Global ePoint’s shareholders. As such, there can be no assurance that Global ePoint will enter into a definitive agreement with the Target Companies, or that the merger will be consummated.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

The names, ages and positions of the director’s (1), executive officers and key employees of Global ePoint are as follows:

Name	Age	Position
Frederick Sandvick	45	Chief Executive Officer and Chairman of the Board
Keith A. Cannon(2)(3)	62	Director and Secretary
Darrell L. Richardson(2)(3)	53	Director
Owen Lee Barnett(2)(3)	63	Director

(1)	Each director of Global ePoint holds office until the next annual meeting of shareholders and until a successor has been elected and qualified, or until his earlier resignation or removal.
(2)	Audit Committee Member
(3)	Compensation Committee Member

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

Keith A. Cannon has been a securities branch manager at Wilson-Davis and Co. since 1993 where he has supervised trading with a variety of domestic and international clients. Mr. Cannon has served as a financial and corporate financial consultant for various publicly held companies for over 25 years. Mr. Cannon was appointed to the Board in August 2000.

Darrell L. Richardson was appointed to the Board in September 2002. Mr. Richardson has been the President and Chief Executive Officer of TimeshareBid.com, a private startup Internet Commerce Company focused on time-share sales and exchanges, since its formation in April 1999. Mr. Richardson is also a partner in Cunningham Group Development Services, LLC, a private real estate development company and was its managing director from 1999 to 2001. Mr. Richardson served as President and Chief Executive Officer of Residency Resorts International, Inc., a timeshare company, from 1998 to 1999 and he was a financial consultant for Merrill Lynch from 1996 to 1998. Prior to his ten years in real estate, financial and management consulting services, Mr. Richardson spent 20 years in the telecommunications industry. Mr. Richardson also has managed Richardson Development Group, LLC, a private family holding and investment company, from 1995 to present.

Owen Lee Barnett has been Chief of Resources of Civil Engineering for the 61st Air Base Group of the U.S. Air Force from 2001 to present. Mr. Barnett has been the treasurer of Montgomery Realty Group, Inc., a publicly traded company, from 1996 to present and has been a member of the Board of Directors and Audit Committee of that company. Mr. Barnett has also been the owner, President and Chief Executive Officer of American Tax Service, a privately held accounting, tax and management services company, from 1961 to present. Mr. Barnett has also been a registered broker-dealer in the securities industry, a college instructor, as well as the President and Chief Executive Officer of a privately held leasing company and motorcycle retailer. Mr. Barnett is a retired Lieutenant Colonel in the Medical Service Corps of the U.S. Air Force.

ITEM 10.    MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation

The following information relates to compensation of Global ePoint’s Chief Executive Officer for Global ePoint’s fiscal years ended December 31, 2002, 2001 and 2000. No other executive officer of Global ePoint received total annual salary and bonuses in excess of $100,000 during those fiscal years.

The Compensation Committee did not have a substantial role in setting compensation in 2002, 2001 and 2000 because the Chief Executive Officer was engaged pursuant to an employment agreement, which fixed compensation. The role of the Compensation Committee and its policies will continue to increase as employment agreements expire and compensation packages are negotiated with key executives.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	Long-Term Incentive Plan Payouts($)	All Other Compensation ($)
Frederick Sandvick CEO	2002 2001 2000	150,000 64,615 6,923	(2) (2) (2)	0	238,000 0	0	400,000 0	0	0

(1)	Includes options to purchase 83,333 shares of common stock granted in 1999 and options to purchase 400,000 shares of common stock granted in 2001. The calculated fair value of the options described above included in “Other Annual Compensation” was $238,000 in 2001.
(2)	While the terms of the employment contract called for an annual salary of $330,000 and $300,000 in 2001 and 2000, respectively, only $64,613 and $6,923 were paid to Mr. Sandvick in 2001 and 2000 respectively. Mr. Sandvick waived all other salary and bonuses through December 31, 2001.

Employment Agreements

Mr. Sandvick serves as Chairman of the Board and Chief Executive Officer of Global ePoint pursuant to a three-year employment agreement that commenced on January 9, 1996. The agreement has been extended and will terminate unless further extended or sooner terminated, on December 31, 2004. The term of the agreement is automatically extended annually for an additional year unless notice is given by either party that such party does not wish to extend the agreement term. The agreement commenced with an annual base salary of $180,000 through June 30, 1996 with $30,000 annual increases thereafter. Mr. Sandvick is entitled to an annual bonus equal to 5% of the first $10 million of Global ePoint’s pre tax income and 7% of Global ePoint’s pre tax income in excess of $10 million. Pursuant to the agreement, on the commencement of employment Mr. Sandvick was granted a ten-year option to acquire 290,000 shares of Global ePoint’s common stock at a price of $2.40 per share, such price representing the greater of (1) the closing price on the date of stock holder approval of the First Amendment to Global ePoint’s 1994 Stock Option Plan or (2) the average of the closing sales price for the 20 trading days preceding the effective date of the agreement. All of the options are now fully exercisable. Mr. Sandvick is also entitled to participate in other employee benefit plans and Global ePoint is obligated to reimburse Mr. Sandvick for, or pay directly, the costs of a personal plan of disability providing for $15,000 per month disability benefits.

During 2000, due to the financial condition of the Company, Mr. Sandvick agreed to waive substantially all of his compensation for that year and reduce his compensation for 2001 and 2002. The amount of accrued wages and bonuses waived amounted to $331 thousand in 2001 and $283 thousand in 2000. During 2001, as a result of the sale of the Company’s lottery business, Mr. Sandvick’s employment agreement was amended to provide for a reduced salary until the Company commenced a new business activity. Under the amendment, Mr. Sandvick will be paid an annual base salary of $120,000 commencing July 1, 2001 through June 30, 2002 and an annual base salary of $180,000 from July 1, 2002 through June 30, 2003, and for annual periods thereafter such salary will increase by 10%. Mr. Sandvick also waived all bonuses payable to him for the periods through December 31, 2001. Under the amendment, the terms of Mr. Sandvick’s compensation arrangement would revert back to the terms of his original agreement upon the commencement of a new business activity by the Company. In addition, within 30 days of commencement of such new business activity, a one-time bonus in the amount of $300,000 will be paid to Mr. Sandvick, provided such new activity is acceptable to the Compensation Committee.

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

Option Exercises In Fiscal 2002 And Fiscal Year-End Option Values

The following table presents certain information regarding stock option exercises during fiscal 2002.

			Number of Securities Underlying Unexercised Option/SARs at FY-End(1)		Value of Unexercised In-the-Money Options/SARs at FY-End
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick Sandvick	0	0	1,103,334	0	0	0

(1)	Includes options to purchase 290,000 shares of common stock which vested pursuant to Mr. Sandvick’s employment agreement, warrants to purchase 166,667 shares of common stock in connection with a guarantee of a performance bond, options to purchase 563,333 shares of common stock pursuant to annual employee grants, and warrants to purchase 83,334 shares of common stock granted to Vanguard Strategies, Inc. (see “Certain Relationships and Related Transactions” herein).

Compensation of Directors

During 2000 each outside director was automatically granted options to purchase 3,334 shares of Global ePoint’s common stock pursuant to the July 26, 1996 amendment to the 1994 Stock Option Plan for Directors which provided a formula for granting options to outside directors. During 2000, certain outside directors received additional options of 6,666 shares and all outside directors received additional options for 10,000 shares each in lieu of cash compensation as a director pursuant to an amendment to the Directors’ Plan adopted on December 8, 2000. During 2001, each outside director was automatically granted options to purchase 10,000 share of common stock pursuant to the December 8, 2000 amendment. On June 30, 2001 each outside director was granted options to purchase 20,000 shares of common stock as a special bonus outside of any designated plan. On December 14, 2001, each outside director was granted options to purchase 10,000 shares of common stock in lieu of cash compensation as a director pursuant to an amendment to the Directors Plan adopted on December 14, 2001. On June 30, 2002, each outside director was granted options to purchase 10,000 shares of common stock pursuant to the automatic grants under the Directors’ Plan and on December 19, 2002, each outside director was granted options to purchase 10,000 shares of common stock in lieu of cash compensation as a director pursuant to an amendment to the Directors’ Plan adopted on December 19, 2002.

1993 Stock Option Plan

On March 1, 1993, Global ePoint adopted the 1993 Stock Option Plan (the “Plan”) under which 157,500 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of Global ePoint. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of Global ePoint at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more that 10% of Global ePoint’s voting securities unless the exercise price is a least 110% of the fair market value of the underlying common stock and the option expires on/before five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 2002, 36,565 options have been granted under this Plan. No options may be issued under this Plan after March 1, 2003.

1994 Stock Option Plan

On April 21, 1994, Global ePoint adopted the 1994 Stock Option Plan (the “Plan”) under which 175,000 shares of common stock may be issued to officers and other key employees who have substantial responsibility for the direction and management of Global ePoint. On January 8, 1996 the plan was amended to increase the shares available for issuance to 500,000. Such amendment was approved by the stockholders on July 26, 1996. On December 8, 2000, an amendment was approved by the stockholders to increase the shares available for issuance to 1,000,000. Options issued under the Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-qualified stock options, as determined in the discretion of the Compensation Committee of the Board of Directors of Global ePoint at the time the options are granted. In addition, the Compensation Committee, subject to the provisions of the Plan, has authority to determine the employees to whom options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. In addition, the Plan provides that no incentive stock options may be granted to any employee who owns more than 10% of Global ePoint’s voting securities unless the exercise price is at least 110% of the fair market value of the underlying common stock and the option expires on or before five years from the date of grant. The Plan contains an anti-dilution provision five years from the date of grant. The Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 2002, 852,000 options have been granted under this plan. No options may be granted under this Plan after April 21, 2004.

1994 Stock Option Plan for Directors

On April 21, 1994, Global ePoint adopted the 1994 Stock Option Plan for Directors (the “Directors’ Plan”) under which 175,000 shares of common stock may be issued to Directors of Global ePoint. Options issued under the Directors’ Plan are non-qualified stock options. The Board of Directors, excluding outside Directors who are eligible for the Directors’ Plan, subject to the provisions of the Directors’ Plan, has authority to determine the outside Directors to whom Options will be granted, the time or times at which options will issue, the exercise price of granted options and any conditions for their exercise. The Directors’ Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. The Directors’ Plan contains an anti-dilution provision whereby the shares of common stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 2002, 143,334 options have been granted under this plan. No options may be granted under this Plan after April 21, 2004.

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

On July 29, 1999, August 28, 1998 and August 27, 1997, the Board amended the Directors’ Plan by modifying the formula for granting options to outside directors by providing for the annual grant of stock options for an additional 3,334 shares in lieu of regular cash compensation for serving as director. These options become exercisable on the date of the next annual meeting of shareholders and have a three-year life. The one-dollar minimum purchase price was eliminated by an amendment dated May 31, 2000.

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

On December 19, 2002 and December 14, 2001, the Board amended the Directors’ Plan by modifying the formula for granting options to outside directors by providing for the annual grant of a stock option for an additional 10,000 shares of common stock in lieu of regular cash compensation for serving as a director. These options become exercisable on the date of the next annual meeting of shareholders and have a five-year life.

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

Bonus Policy

While Global ePoint has no established policy, other than as provided in the Chief Executive Officer’s employment agreement, to award cash or stock bonuses to its officers, it may elect to pay bonuses to reward the performance of its officers. Global ePoint awarded no cash bonuses in 2002 or 2001.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 21, 2003, the shares of Global ePoint’s Capital Stock beneficially owned by each 5% beneficial owner, by each Director or nominee, by each named executive officer individually, and by all Directors and executive officers as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Of Class
Frederick Sandvick(2) 108 Ivy Street San Diego, CA 92101	1,016,668	17.91%

Keith Cannon(3) 2300 Shawn Court Carlsbad, CA 92008	168,467	3.43%

Darrel L. Richardson 148 22 North 45th Way Phoenix, AZ 85032	20,000.41%

Owen Lee Barnett(4) 1628 E. Palm Avenue #3 El Segundo, CA 90245	23,134.48%

All directors and executive officers as a group (4 persons)	1,228,269	21.18%

(1)	Unless otherwise indicated, all shares are owned beneficially and of record.
(2)	Of the shares of common stock reflected in the table above, 163,334 are registered in Mr. Sandvick’s name. The table also includes 853,334 shares of common stock issuable upon exercise of options.
(3)	Of the shares of common stock reflected in the table above, 88,467 are registered in Mr. Cannon’s name. The table includes options to purchase 80,000 shares of common stock.
(4)	Of the shares of common stock reflected in the table above, 3,134 are registered in Mr. Barnett’s name. The table includes options to purchase 20,000 shares of common stock.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Numbers	Description of Documents

3.1	Amended and Restated Articles of Incorporation of Registrant(B)

3.1.1	Amended and Restated Articles of Incorporation dated March 1, 1993(D)

3.1.2	Certificate of Amendment to Articles of Incorporation dated August 6, 1996(H)

3.1.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000(R)

3.2	Restated By-Laws of Registrant(C)

3.2.1	Restated By-Laws dated March 1, 1993 and Amendment thereto dated May 27, 1993(D)

3.3	Certificate of corporate status dated August 3, 1993(D)

4.1	Specimen Stock Certificate(C)

4.1.1	Specimen Stock Certificate(R)

4.2	Form of Representative’s Warrant(C)

10.3	ITR Sale and Lease Agreement, dated as of January 12, 1993, between Registrant and the State of Missouri(C)

10.3.1	ITR Sale and Lease Agreement, dated as of April 19, 1994, between Registrant and the State of Missouri(P)

10.3.2	Amendment No. 1 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.3	Amendment No. 2 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.4	Amendment No. 3 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.5	Amendment No. 4 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.6	Amendment No. 5 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.7	Amendment No. 6 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.4.1	ITR Sales and Service Agreement dated October 1, 1998 between Registrant and the Commonwealth Virginia(P)

10.4.2	Amendment No. 1 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia(P)

10.4.3	Amendment No. 2 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia(P)

10.7	Form of Indemnification Agreement between Registrant and its officers and directors(C)

10.8	1993 Stock Option Plan(A)

Exhibit Numbers	Description of Documents

10.8.1	First Amendment to 1993 Stock Option Plan(C)

10.10	Technology Transfer Agreement, dated as of April 9, 1993, between the Registrant and certain of its shareholders (confidential treatment requested as to certain portions)(B)

10.15	1993 Stock Option Plan(D)

10.16	1994 Stock Option Plan(E)

10.16.1	Third Amendment to 1994 Stock Option Plan(R)

10.17	1994 Stock Option Plan for Directors(E)

10.17.1	Fifth Amendment to the 1994 Stock Option Plan for Directors(R)

10.17.2	Sixth Amendment to the 1994 Stock Option Plan for Directors(R)

10.17.3	Seventh Amendment to the 1994 Stock Option Plan for Directors(S)

10.17.4	Eighth Amendment to the 1994 Stock Option Plan for Directors(T)

10.21	Employment agreement with Frederick Sandvick(G)

10.21.1	Amendment to Employment Agreement with Frederick Sandvick(S)

10.24	Loan and Security Agreement between Registrant and Coast Business Credit(J)

10.25	Termination of Agreement between Registrant and Vanguard Strategies, Inc.(K)

10.26	Amendment Nos. 1, 2 and 3 to Loan and Security Agreement between Registrant and Coast Business Credit(L)

10.26.1	Amendment No. 4 to Loan and Security Agreement between Registrant and Coast Business Credit dated April 20, 2000(P)

10.27	Master Lease Agreement dated March 1, 1995 between the Registrant and Solutioneering, Inc.(M)

10.27.1	Amendment No. 1 to Master Lease Agreement dated December 24, 1996(M)

10.27.2	Amendment No. 2 to Master Lease Agreement dated December 24, 1997(M)

10.28	Distributor Agreement between the Registrant and Editec, dated December 30, 1997(M)

10.28.1	Agreement for the French Lottery Contract dated February 24, 1998 between the Registrant and Editec(M)

10.28.2	English Translation of Contract with La Francaise Des Jeux, dated January 27, 1999(P)

10.30	Service Agreement for the Illinois Lottery between the Registrant and IGOR, dated July 15, 1994(M)

10.30.1	ITR Sale and Lease Agreement between the Registrant and Illinois State Lottery, dated July 1, 1994(M)

10.31	Agreement and Plan of Merger, dated as of January 7, 2000 with GTECH Corp.(N)

10.31.1	Voting Agreement, dated as of January 7, 2000 between Robert L. Burr, John Olbrich, Brian J. Roberts, Frederick Sandvick and Vanguard Strategies, Inc. and GTECH Corp.(N)

10.31.2	Option Agreement, dated as of January 7, 2000 with GTECH Corp.(N)

10.31.3	Note Amendment and mutual release agreement with Gtech Corporation dated August 23, 2000(O)

10.32	Stipulated judgment against US Telecard, Inc., dated November 12, 1999(P)

10.33	Asset Purchase Agreement, dated as of February 23, 2001 between Global ePoint and Interlott Technologies, Inc.(Q)

10.34	10% Convertible Note Due 2/15/02 between Registrant and Galt Asset Management LLC(R)

Exhibit Numbers	Description of Documents

10.35	International VoIP Agreement between Registrant and Fusion Telecommunications International, Inc.(S)

99.1	Certification of Chief Executive Officer(T)

Codes	for documents included by reference to previous filings
(A)	Incorporated by reference to Registrant’s Registration Statement on Form S-2 dated April 23, 1993 (Registration No. 33-61442).
(B)	Incorporated by reference to Registrant’s Amendment No. 1 to the Registration Statement on Form S-2 filed on June 1, 1993.
(C)	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993.
(D)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993.
(E)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994.
(F)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995.
(G)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(H)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended Sep. 30, 1996.
(I)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(J)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(K)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
(L)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.
(M)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSBA, as restated on March 31, 2000 for the year ended December 31, 1998.
(N)	Incorporated by reference to SC 13D, filed by GTECH Corp on January 18, 2000.
(O)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(P)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(Q)	Incorporated by reference to Registrant’s Form 8-K, dated February 23, 2001.
(R)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(S)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(T)	Included herein.

(b)    Reports on Form 8-K

N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Dated: March 26, 2003	By:	/s/ FREDERICK SANDVICK
Frederick Sandvick Chief Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: March 26, 2003	By:	/s/ KEITH A. CANNON
Keith A. Cannon Director and Secretary

Dated: March 26, 2003	By:	/s/ DARRELL L. RICHARDSON
Darrell L. Richardson Director

Dated: March 26, 2003	By:	/s/ OWEN LEE BARNETT
Owen Lee Barnett Director

CERTIFICATIONS

I, Frederick Sandvick, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Global ePoint, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	/s/ FREDERICK SANDVICK
Frederick Sandvick Chief Executive and Principal Financial Officer