Form 10QSB
period 2003-03-31
GLOBAL EPOINT INC
filed 2003-05-15
CIK 896195

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

                                      -OR-

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


                                 (760) 741-7443
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


As of May 1, 2003, there were 4,824,709 shares of Common Stock ($.03 par value) outstanding.



================================================================================

                                      INDEX



                                                                             Page
                                                                             ----
Part I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet
         March 31, 2003 (Unaudited)                                             3

         Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 2003 and 2002 (Unaudited)                 4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002 (Unaudited)                 5

         Notes to Condensed Consolidated Financial Statements (Unaudited)       6

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    8

     Item 3.  Evaluation of Disclosure Controls and Procedures                  9

Part II.  OTHER INFORMATION                                                    10

     Item 1.  Legal Proceedings                                                10

SIGNATURES                                                                     10

CERTIFICATIONS                                                                 11

                      GLOBAL EPOINT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                               March 31,
(Thousands of dollars, except share amounts)                                                     2003
--------------------------------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                  $  4,466
     Accounts receivable, net                                                                         16
     Other current assets                                                                            109
--------------------------------------------------------------------------------------------------------
Total current assets                                                                               4,591
--------------------------------------------------------------------------------------------------------
Plant, property and equipment, net                                                                    73
Card dispensing equipment, net                                                                     3,123
Parts inventory, net                                                                                 636
Other assets                                                                                         506
--------------------------------------------------------------------------------------------------------
Total assets                                                                                    $  8,929
========================================================================================================
Liabilities and shareholders' equity
--------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                           $    325
     Deposit for merger agreement                                                                    300
     Accrued expenses and other current liabilities                                                  733
--------------------------------------------------------------------------------------------------------
Total current liabilities                                                                          1,358
--------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value, 2,000,000 shares
         authorized, no shares issued or outstanding
     Common stock, $.03 par value, 13,333,334 shares                                                 145
         authorized, 4,824,709 shares issued and outstanding
     Additional paid-in capital                                                                   34,062
     Accumulated deficit                                                                         (26,636)
--------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                         7,571
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                      $  8,929
========================================================================================================

See accompanying notes to condensed consolidated financial statements

                      GLOBAL EPOINT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                     Three Months Ended
                                                                                           March 31
(Thousands of dollars/shares, except per share amounts)                               2003          2002
----------------------------------------------------------------------------------------------------------
Revenues:
        Sales                                                                        $    80       $     3
        Interest income                                                                   22            26
        Other income                                                                     127            57
----------------------------------------------------------------------------------------------------------
Total Revenues                                                                           229            86
----------------------------------------------------------------------------------------------------------
Operating expenses:
     Cost of sales                                                                        63
     Selling, general and administrative                                                 228           178
     Restructuring costs                                                                               207
----------------------------------------------------------------------------------------------------------
Total operating expenses                                                                 291           385
----------------------------------------------------------------------------------------------------------
Net loss                                                                             $   (62)      $  (299)
==========================================================================================================

Loss per share - Basic and Diluted:
----------------------------------------------------------------------------------------------------------
     Net loss                                                                        $  (.01)      $  (.06)
==========================================================================================================
Weighted average shares                                                                4,825         4,622
==========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                      GLOBAL EPOINT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                             Three Months Ended
                                                                                                   March 31
(Thousands of dollars)                                                                        2003          2002
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net loss                                                                            $   (62)      $  (299)
         Adjustments to reconcile net loss to net cash
           used for operating activities:
             Depreciation and amortization                                                        14             8
             Changes in assets and liabilities
               Accounts receivable                                                                             (26)
               Other current assets                                                              (87)          (51)
               Card dispensing equipment                                                          61
               Parts inventory                                                                                 105
               Other assets                                                                       (6)
               Accounts payable                                                                  (25)          (10)
               Accrued expenses and other current liabilities                                    (86)           (3)
------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                          (191)         (276)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
------------------------------------------------------------------------------------------------------------------
      Deposit for merger agreement                                                               300
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                 109          (276)
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                               4,357         5,389
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $ 4,466       $ 5,113
------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                      GLOBAL EPOINT, INC. AND SUBSIDIARIES
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation The accounting and reporting policies of Global ePoint, Inc. (formerly On-Point Technology Systems, Inc.) and subsidiaries (collectively referred to as the "Company") conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These consolidated financial statements should be read in conjunction with the Company's December 31, 2002 audited financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003.

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Adoption of SFAS No. 146 had no impact on the Company's results of operations, financial position or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 herein for the disclosure requirements of SFAS No. 123.

     Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46"), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. As the Company has no such variable interest entities it does not believe that the adoption of FIN No. 46 will have an impact on its results of operations, financial position or cash flows.

2. Cash and Cash Equivalents As of March 31, 2003, cash and cash equivalents on the accompanying consolidated condensed balance sheet included approximately $4 million of Ford Financial Demand Notes, which currently yields interest at 3.4% per annum with market value approximating cost, and included other short-term cash investments with various interest rates.

3. Restructuring Costs As a result of the sale of the Company's core business operations on June 1, 2001, the Company has been in the process of establishing new strategic initiatives and transitioning the Company into new business activities. During the prior year three months ended March 31, 2002, the Company incurred approximately $207 thousand in restructuring costs. At the end of 2002 restructuring was substantially completed, and no further costs were incurred for that activity in the three months ended March 31,2003. The restructuring charges included payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities. Additional restructuring costs may occur if the Company proceeds with new business activities.

4. Contingencies On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California alleging that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, were all consolidated before the same judge. The Company and the officers and directors have entered into amended settlement agreements with the class, and the court approved the amended settlement agreements in 2001. The Company and the other defendants have denied the liability claims as part of the amended settlements, but believe that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans. Under the amended settlement agreement, the Company paid $50 thousand in cash and, during the 2003 first quarter, issued 519,125 shares, which were equal to $950 thousand in value on the determination date.

     In September 2002, ePlus Group, Inc., formerly known as MLC Group, Inc. initiated an action against the Company in the United States District Court, Eastern District of the Commonwealth of Virginia, alleging that they were due moneys in excess of $75,000 under a Master Agreement, which was signed in September of 1992. The Company responded denying all liability and filed a counterclaim for breach of contract, intentional interference with prospective economic opportunity and contractual relationship, and intentional fraud. During the 2003 first quarter, the parties mutually agreed to settle the action and terminate the litigation. The Company settled for an amount of which the Company had already accrued as of December 31, 2002.

     In October 2002, A & S, LLC, the property owner for the Company's leased premises, initiated an action against the Company in the State of California Superior Court, County of San Diego, North County Branch, alleging that the Company failed to reimburse A & S, LLC for additional tenant improvements totaling $82,950. During the 2003 first quarter, the parties entered into a settlement agreement dismissing the action. Under the agreement, the Company has subleased the leased premises to a new tenant, but will remain on the lease during the term of the new tenancy. So long as the new tenant pays the rent due under the sublease, the Company will owe no additional amounts to A & S, LLC. The new sublease extends for a period of ten years through 2013.

5. Provisions for Income Taxes No provisions or benefits for federal or state income taxes have been made for the three-month periods ended March 31, 2003 and 2002. As of December 31, 2002, the Company had approximately $16 million of net operating loss available to offset future taxable income. (See Note 6 of Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended December 31, 2002).

6. Per Share Information Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" establishes standards for computing and presenting Basic Earnings Per Share ("Basic EPS") and Diluted Earnings Per Share ("Diluted EPS"). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method. For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss. The Company had options and warrants outstanding of approximately 1.5 million at March 31, 2003.

7. Shareholders Equity During the 2003 first quarter, the Company issued 519,125 shares of common stock (see Note 4 herein) and, as a result, reclassified the $950 thousand shown as "Amount for Shares to be Issued" as of December 31, 2002, to Common Stock (an increase of $16 thousand from December 31, 2002) and Additional Paid-in Capital (an increase of $934 thousand from December 31, 2002).

     At March 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the applicable first quarter ended March 31 (in thousands, except per share amounts).

                                                               2003        2002
                                                              -----       -----
Net loss, as reported                                         $ (62)      $(299)
Stock-based compensation determined under the fair value
         based method, net of related tax effects                 6           4
                                                              -----       -----
Pro forma net loss                                            $ (68)      $(303)
                                                              -----       -----

Loss per share:
         Basic and diluted, as reported                       $(.01)      $(.06)
                                                              -----       -----

         Basic and diluted, pro forma                         $(.01)      $(.07)
                                                              -----       -----

     8. Proposed Merger On March 31, 2003, the Company entered into a definitive agreement (the Agreement) to acquire 100% of the issued and outstanding stock of McDigit, Inc. ("McDigit"). McDigit, through its subsidiary Best Logic and its acquisition of the long-range video, audio, and data transmission system technology and related brands from Sequent Technologies, Inc., has been positioning itself to become a leading provider of Homeland Security technology.

          The Agreement provides for an exchange of securities pursuant to which the Company will acquire all of the issued and outstanding equity securities of McDigit in exchange for an aggregate, subject to certain performance conditions, of not less than 5,383,472 shares of the Company's common stock. After the consummation of the Agreement, equity holders of McDigit will hold approximately 50.1% of the Company's Common Stock and McDigit will become a wholly-owned subsidiary of the Company. Additionally, a finder with respect to the transaction will receive approximately 537,273 shares of Common Stock, or approximately 5% of the common equity of the Company. Upon achievement of financial milestones for the fiscal years 2003, 2004 and 2005, as specified in the Agreement, shareholders of McDigit may be entitled to receive additional shares of the Company's common stock, with the aggregate of such issuances not to exceed 80% of the total of the then outstanding Common Stock, including options, warrants or similar instruments issued to the equity holders of McDigit pursuant to the Agreement.

          Upon execution of the Agreement, McDigit paid the Company a good faith $300,000 deposit, which will only be refundable under certain limited conditions. The Agreement is subject to a number of conditions, the most significant of which are shareholder approvals and the requirement that McDigit provide forecasts, based on the reasonable expectations of its management and founded by reviewable assumptions, showing its financial performance for 2003 will exceed $30 million in revenue and $3 million in net income. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the transaction.

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

          On June 30, 2001, the Company completed the sale of its lottery business to Interlott Technologies, Inc. ("Interlott") (see the Company's Annual Report on Form 10-KSB for a description of the transaction and continuing earn-out arrangements). The Company's lottery business encompassed substantially all of the Company's operations.

          We are now positioned to proceed with further actions designed to transform the Company into a more diversified company. Since June 1, 2001, we have been in the process of establishing new strategic initiatives and preparing the Company to transition into new business activities. In that connection, the Company has been actively reviewing (i) opportunities that involve the acquisition of or merger with companies that have new business activities with high growth potential, and (ii) marketing plans to maximize the value of the Company's existing non-lottery related products, which consist primarily of card dispensing equipment.

          On March 31, 2003, the Company entered into a definitive agreement (the Agreement) to acquire 100% of the issued and outstanding stock of McDigit, Inc. ("McDigit"). McDigit, through its subsidiary Best Logic and its acquisition of the long-range video, audio, and data transmission system technology and related brands from Sequent Technologies, Inc., has been positioning itself to become a leading provider of Homeland Security technology. If the closing conditions to the Agreement are met, the Company will become a more diversified company in a much larger potential market than it had previously been in with the business it sold to Interlott.

          Results of Operations During the three month period ended March 30, 2003, the Company generated revenue of $229 thousand versus revenue of $86 thousand for the three months ended March 31, 2002. The increase in revenue was the result of the sale of 75 card dispensing machines, which generated approximately $80 thousand of revenue, and income from the Company's earn-out provisions under its agreement with Interlott, which approximated $50 thousand. Although the Company plans to further redeploy and sell its card dispensing equipment during 2003 as part of its plan to generate additional cash flow from its existing assets, those plans have been deferred until the Company's pending merger has been completed. However, no assurances can be given as to the success of the Company's strategies.

          Total operating expenses decreased in the three month period ended March 30, 2003, primarily as the result of the cessation of activities related to restructuring. No restructuring costs were incurred in the 2003 first quarter, while $207 thousand of restructuring costs were incurred in the 2002 first quarter. Selling, general and administrative costs and expenses for the three months ended March 31, 2003 increased by $50 thousand, from the prior year comparable periods primarily due to legal expenses. Legal expenses increased by approximately $75 thousand due to the activities associated with several actions that were pending during the first quarter. All but one action, which the Company is pursuing against the Commonwealth of Pennsylvania, has now been settled.

          As a net result of the above, the Company reported a loss from operations of $62 thousand in the three months ended March 31, 2003, versus a net loss of $299 thousand in the prior year comparable period.

          Liquidity and Capital Resources As of March 31, 2003, the Company had working capital of approximately $3.2 million and cash and cash equivalents of approximately $4.5 million. Management believes the Company has sufficient liquidity to fund its existing operations, redeploy and sell its card dispensing machines, begin its planned new business activities and provide a basis for new business opportunities.

          New Accounting Pronouncements. Effective January 1, 2003, the Company adopted Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 broadens the disclosures to be made by the guarantor about its obligations under certain guarantees. FIN No. 45 also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Adoption of FIN No. 45 did not have an impact on the Company's results of operations, financial position or cash flows and the Company does not believe future impact, if any, will be material.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN No. 46"), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. As the Company has no such variable interest entities it does not believe that the adoption of FIN No. 46 will have an impact on its results of operations, financial position or cash flows.

ITEM 3.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures Our chief executive officer, who is also our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in Internal Controls There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

         In September 2002, ePlus Group, Inc., formerly known as MLC Group, Inc. initiated an action against the Company in the United States District Court, Eastern District of the Commonwealth of Virginia, alleging that they were due moneys in excess of $75,000 under a Master Agreement, which was signed in September of 1992. The Company responded denying all liability and filed a counterclaim for breach of contract, intentional interference with prospective economic opportunity and contractual relationship, and intentional fraud. During the 2003 first quarter, the parties mutually agreed to settle the action and terminate the litigation. The Company settled for an amount of which the Company had already accrued as of December 31, 2002.

         In October 2002, A & S, LLC, the property owner for the Company's leased premises, initiated an action against the Company in the State of California Superior Court, County of San Diego, North County Branch, alleging that the Company failed to reimburse A & S, LLC for additional tenant improvements totaling $82,950. During the 2003 first quarter, the parties entered into a settlement agreement dismissing the action. Under the agreement, the Company has subleased the leased premises to a new tenant, but will remain on the lease during the term of the new tenancy. So long as the new tenant pays the rent due under the sublease, the Company will owe no additional amounts to A & S, LLC. The new sublease extends for a period of ten years through 2013.

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



                                                GLOBAL EPOINT, INC.

         Date: May 14, 2003
                                                /s/ Frederick Sandvick
                                                -------------------------------
                                                Chief Executive and
                                                Principal Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003
                                                /s/ Frederick Sandvick
                                                ----------------------------
                                                Chief Executive and
                                                Principal Financial Officer