Form 10KSB/A
period 2001-12-31
GLOBAL EPOINT INC
filed 2003-07-22
CIK 896195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Purpose of Amendment: Item 13, Exhibit 10.35 is being amended.

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

GLOBAL EPOINT, INC.

Dated: July 15, 2003	/s/ Frederick Sandvick
Frederick Sandvick
Chief Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: July 15, 2003	/s/ Darrell L. Richardson
Darrell L. Richardson, Director

Dated: July 15, 2003	/s/ Keith A. Cannon
Keith A. Cannon, Director

Dated: July 15, 2003	/s/ Owen Lee Barnett
Owen Lee Barnett, Director