Form 10KSB/A
period 2002-12-31
GLOBAL EPOINT INC
filed 2003-07-22
CIK 896195

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

Purpose of Amendment: Item 5 is being amended to include equity compensation plan information.

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

•	In July 2000, Finova Mezzanine Capital Inc. received warrants to purchase 116,667 shares of Global ePoint’s Common Stock at $3.75 per share pursuant to a settlement agreement whereby Finova withdrew its claim to a security interest in the DCR machines leased by Global ePoint to Solutioneering, Inc. The warrants are immediately exercisable and expire 3 years from date of issuance. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

•	On October 31, 2000, the Company completed a private placement for the sale of 666,668 shares of the Company’s common stock at $1.50 per share. Net proceeds of the transaction aggregated $1,000,000. The placement was solely to no more than five foreign offerees, all of whom were accredited investors. The principal purchaser was Investa AG, a European money management fund, which also acted as placement agent. The proceeds were used for working capital purposes. Investa AG received five-year warrants to purchase 33,333 shares of Global ePoint’s Common Stock at $3.00 per share pursuant to an agreement for the placement of the $1 million equity offering. Investa exercised the warrants in December 2000 and purchased 33,333 shares for an aggregate amount of $100,000. Questos Ltd., a consulting company used in connection with the placement of the $1 million equity offering, received warrants to purchase 66,667 shares of Global ePoint’s Common Stock at $1.50 per share pursuant to an agreement for services rendered in connection with the equity placement. The warrants are immediately exercisable and expire on October 31, 2005.

•	In December 2000, Galt Asset Management, LLC, a money management fund and certain private investors received warrants to purchase 179,167 shares of Global ePoint’s Common Stock at $1.80 per share in connection with the extension of certain debt due from Global ePoint. No placement agent was engaged in connection with such issuances and no commissions or discounts were paid to any person.

•	In January 2002, Direct Sales, a previous supplier to the Company, received warrants to purchase 6,000 shares of Global ePoint’s Common Stock at $1.59 per share, exercisable over 34 months, as part of a settlement agreement.

•	In December 2002, Emberton’s Machine & Tool, a previous supplier to the Company, received warrants to purchase 6,600 shares of Global ePoint’s Common Stock at $1.15 per share, exercisable over 30 months, as part of a settlement agreement.

Equity Compensation Plan Information

The following table provides information concerning the Company’s equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securites remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,087,002	$2.77	192,601
Equity compensation plans not approved by security holders	395,101	$2.51	0
Total	1,482,103	$2.70	192,601

A more complete description and summary of the plans are included in Note 7 of “Notes to Consolidated Financial Statements” included herein.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

N/A

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Numbers	Description of Documents

3.1	Amended and Restated Articles of Incorporation of Registrant(B)

3.1.1	Amended and Restated Articles of Incorporation dated March 1, 1993(D)

3.1.2	Certificate of Amendment to Articles of Incorporation dated August 6, 1996(H)

3.1.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000(R)

3.2	Restated By-Laws of Registrant(C)

3.2.1	Restated By-Laws dated March 1, 1993 and Amendment thereto dated May 27, 1993(D)

3.3	Certificate of corporate status dated August 3, 1993(D)

4.1	Specimen Stock Certificate(C)

4.1.1	Specimen Stock Certificate(R)

4.2	Form of Representative’s Warrant(C)

10.3	ITR Sale and Lease Agreement, dated as of January 12, 1993, between Registrant and the State of Missouri(C)

10.3.1	ITR Sale and Lease Agreement, dated as of April 19, 1994, between Registrant and the State of Missouri(P)

10.3.2	Amendment No. 1 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.3	Amendment No. 2 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.4	Amendment No. 3 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.5	Amendment No. 4 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.6	Amendment No. 5 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.3.7	Amendment No. 6 to ITR Sale and Lease Agreement between Registrant and the State of Missouri(P)

10.4.1	ITR Sales and Service Agreement dated October 1, 1998 between Registrant and the Commonwealth Virginia(P)

10.4.2	Amendment No. 1 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia(P)

10.4.3	Amendment No. 2 to ITR Sales and Lease Agreement between Registrant and the Commonwealth of Virginia(P)

10.7	Form of Indemnification Agreement between Registrant and its officers and directors(C)

10.8	1993 Stock Option Plan(A)

Exhibit Numbers	Description of Documents

10.8.1	First Amendment to 1993 Stock Option Plan(C)

10.10	Technology Transfer Agreement, dated as of April 9, 1993, between the Registrant and certain of its shareholders (confidential treatment requested as to certain portions)(B)

10.15	1993 Stock Option Plan(D)

10.16	1994 Stock Option Plan(E)

10.16.1	Third Amendment to 1994 Stock Option Plan(R)

10.17	1994 Stock Option Plan for Directors(E)

10.17.1	Fifth Amendment to the 1994 Stock Option Plan for Directors(R)

10.17.2	Sixth Amendment to the 1994 Stock Option Plan for Directors(R)

10.17.3	Seventh Amendment to the 1994 Stock Option Plan for Directors(S)

10.17.4	Eighth Amendment to the 1994 Stock Option Plan for Directors(T)

10.21	Employment agreement with Frederick Sandvick(G)

10.21.1	Amendment to Employment Agreement with Frederick Sandvick(S)

10.24	Loan and Security Agreement between Registrant and Coast Business Credit(J)

10.25	Termination of Agreement between Registrant and Vanguard Strategies, Inc.(K)

10.26	Amendment Nos. 1, 2 and 3 to Loan and Security Agreement between Registrant and Coast Business Credit(L)

10.26.1	Amendment No. 4 to Loan and Security Agreement between Registrant and Coast Business Credit dated April 20, 2000(P)

10.27	Master Lease Agreement dated March 1, 1995 between the Registrant and Solutioneering, Inc.(M)

10.27.1	Amendment No. 1 to Master Lease Agreement dated December 24, 1996(M)

10.27.2	Amendment No. 2 to Master Lease Agreement dated December 24, 1997(M)

10.28	Distributor Agreement between the Registrant and Editec, dated December 30, 1997(M)

10.28.1	Agreement for the French Lottery Contract dated February 24, 1998 between the Registrant and Editec(M)

10.28.2	English Translation of Contract with La Francaise Des Jeux, dated January 27, 1999(P)

10.30	Service Agreement for the Illinois Lottery between the Registrant and IGOR, dated July 15, 1994(M)

10.30.1	ITR Sale and Lease Agreement between the Registrant and Illinois State Lottery, dated July 1, 1994(M)

10.31	Agreement and Plan of Merger, dated as of January 7, 2000 with GTECH Corp.(N)

10.31.1	Voting Agreement, dated as of January 7, 2000 between Robert L. Burr, John Olbrich, Brian J. Roberts, Frederick Sandvick and Vanguard Strategies, Inc. and GTECH Corp.(N)

10.31.2	Option Agreement, dated as of January 7, 2000 with GTECH Corp.(N)

10.31.3	Note Amendment and mutual release agreement with Gtech Corporation dated August 23, 2000(O)

10.32	Stipulated judgment against US Telecard, Inc., dated November 12, 1999(P)

10.33	Asset Purchase Agreement, dated as of February 23, 2001 between Global ePoint and Interlott Technologies, Inc.(Q)

10.34	10% Convertible Note Due 2/15/02 between Registrant and Galt Asset Management LLC(R)

Exhibit Numbers	Description of Documents

10.35	International VoIP Agreement between Registrant and Fusion Telecommunications International, Inc.(S)

99.1	Certification of Chief Executive Officer(U)

Codes	for documents included by reference to previous filings
(A)	Incorporated by reference to Registrant’s Registration Statement on Form S-2 dated April 23, 1993 (Registration No. 33-61442).
(B)	Incorporated by reference to Registrant’s Amendment No. 1 to the Registration Statement on Form S-2 filed on June 1, 1993.
(C)	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993.
(D)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993.
(E)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994.
(F)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995.
(G)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(H)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended Sep. 30, 1996.
(I)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996.
(J)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(K)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997.
(L)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.
(M)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSBA, as restated on March 31, 2000 for the year ended December 31, 1998.
(N)	Incorporated by reference to SC 13D, filed by GTECH Corp on January 18, 2000.
(O)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.
(P)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999.
(Q)	Incorporated by reference to Registrant’s Form 8-K, dated February 23, 2001.
(R)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(S)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.
(T)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(U)	Included herein.

(b)    Reports on Form 8-K

N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Dated: July 8, 2003	By:	/s/ FREDERICK SANDVICK
Frederick Sandvick Chief Executive and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: July 8, 2003	By:	/s/ KEITH A. CANNON
Keith A. Cannon Director and Secretary

Dated: July 8, 2003	By:	/s/ DARRELL L. RICHARDSON
Darrell L. Richardson Director

Dated: July 8, 2003	By:	/s/ OWEN LEE BARNETT
Owen Lee Barnett Director

CERTIFICATIONS

I, Frederick Sandvick, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Global ePoint, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 8, 2003	/s/ FREDERICK SANDVICK
Frederick Sandvick Chief Executive and Principal Financial Officer