Form 10QSB
period 2003-06-30
GLOBAL EPOINT INC
filed 2003-08-14
CIK 896195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒    No  ☐

As of July 31, 2003, there were 4,824,709 shares of Common Stock ($.03 par value) outstanding.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(Thousands of dollars, except share amounts)	June 30 2003
Assets

Current assets:
Cash and cash equivalents	$4,058
Other current assets	220

Total current assets	4,278

Plant, property and equipment, net	57
Card dispensing equipment, net	3,118
Parts inventory, net	636
Other assets	448

Total assets	$8,537

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$221
Deposit for merger agreement	300
Accrued expenses and other current liabilities	472

Total current liabilities	993

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding
Common stock, $.03 par value, 13,333,334 shares authorized, 4,824,709 shares issued and outstanding	145
Additional paid-in capital	34,062
Accumulated deficit	(26,663)

Total shareholders’ equity	7,544

Total liabilities and shareholders’ equity	$8,537

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30		Three Months Ended June 30

(Thousands of dollars/shares, except per share amounts)	2003	2002	2003	2002

Revenues:
Sales	$82	$5	$2	$2
Interest income	69	66	47	40
Other income	239	80	112	23

Total Revenues	390	151	161	65

Operating expenses:
Cost of sales	63	1
Selling, general and administrative	416	359	188	181
Restructuring costs		324		118
Costs of abandoned projects		350		350

Total operating expenses	479	1,034	188	649

Net loss	$(89)	$(883)	$(27)	$(584)

Earnings (loss) per share – Basic and Diluted:
Net loss	$(.02)	$(.19)	$(.01)	$(.13)

Weighted average shares	4,825	4,622	4,825	4,622

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
(Thousands of dollars)	2003	2002
Cash flows from operating activities:
Net loss	$(89)	$(883)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	20	20
Costs of abandoned projects		350
Gain on disposal of assets	(53)
Changes in assets and liabilities:
Other current assets	(182)	(47)
Card dispensing equipment	61
Parts inventory		144
Other assets	52
Accounts payable	(128)	(126)
Accrued expenses and other current liabilities	(347)	(21)

Net cash used for operating activities	(666)	(563)

Cash flows from investing activities:
Deposit for merger agreement	300
Proceeds from sale of assets	67
Decrease in other assets		(25)

Net cash provided by (used for) investing activities	367	(25)

Decrease in cash and cash equivalents	(299)	(588)

Cash and cash equivalents at beginning of period	4,357	5,389

Cash and cash equivalents at end of period	$4,058	$4,801

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation. The accounting and reporting policies of Global ePoint, Inc. and subsidiaries (collectively referred to as the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2002 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003.

New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 15, 2003. The Company has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 will not have a material effect on the Company’s condensed consolidated financial statements.

2.	Cash and Cash Equivalents. As of June 30, 2003, cash and cash equivalents on the accompanying consolidated condensed balance sheet included approximately $4 million of Ford Financial Demand Notes, which currently yields interest at 3.4% per annum with market value approximating cost, and included other short-term cash investments with various interest rates.

3.	Restructuring Costs. As a result of the sale of the Company’s core business operations on June 1, 2001, the Company has been in the process of establishing new strategic initiatives and transitioning the Company into new business activities. During the three and six months ended June 30, 2002, the Company incurred approximately $118 thousand and $324 thousand in restructuring costs, respectively. At the end of 2002, restructuring was substantially completed, and no further costs were incurred for that activity in the three and six months ended June 30, 2003. The restructuring charges included payroll, facilities costs, refurbishment costs and certain other charges incremental to restructuring operations and preparing for new business activities. Additional restructuring costs may occur if the Company proceeds with new business activities.

4.	Contingencies. On April 20, 2000, a shareholder class action was filed against the Company and certain officers and directors in the U.S. District Court, Southern District of California alleging that the Company violated federal securities laws by the dissemination of materially false and misleading financial statements. Subsequent cases alleging substantially the same claims, and also filed in the same court, were all consolidated before the same judge. The Company and the officers and directors entered into amended settlement agreements with the class, and the court approved the amended settlement agreements in 2001. The Company and the other defendants denied the liability claims as part of the amended settlements, but believe that settling the cases quickly was in the best interests of the Company in order for management to more effectively proceed with its strategic business plans. Under the amended settlement agreement, the Company paid $50 thousand in cash and, during the 2003 first quarter, issued 519,125 shares, which were equal to $950 thousand in value on the determination date, which the Company had already accrued as of December 31, 2002.

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

5.	Provisions for Income Taxes. No provisions or benefits for federal or state income taxes have been made for the three and six month periods ended June 30, 2003 and 2002. As of December 31, 2002, the Company had approximately $16 million of net operating loss available to offset future taxable income. (See Note 6 of Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended December 31, 2002).

6.	Per Share Information. Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings per Share” establishes standards for computing and presenting Basic Earnings Per Share (“Basic EPS”) and Diluted Earnings Per Share (“Diluted EPS”). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method. For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive or because the Company had a net loss. The Company had outstanding options and warrants to purchase approximately 1.5 million shares of Common Stock at June 30, 2003.

7.	Shareholders Equity. During the 2003 six month period, the Company issued 519,125 shares of common stock (see Note 4 herein) and, as a result, reclassified the $950 thousand that was shown as “Amount for Shares to be Issued” as of December 31, 2002, to Common Stock (an increase of $16 thousand from December 31, 2002) and Additional Paid-in Capital (an increase of $934 thousand from December 31, 2002).

At June 30, 2003, the Company had options issued under three stock-based employee compensation plans, which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the applicable three and six month periods ended June 30, 2003 and 2002.

(In thousands, except per share amounts)
	Six Months Ended June 30		Three Months Ended June 30

	2003	2002	2003	2002
Net loss, as reported	$(89)	$(883)	$(27)	$(584)
Stock-based compensation determined under the fair value based method, net of related tax effects	49	8	44	4

Pro forma net loss	$(138)	$(891)	$(71)	$(588)

Loss per share:
Basic and diluted, as reported	$(.02)	$(.19)	$(.01)	$(.13)

Basic and diluted, pro forma	$(.03)	$(.19)	$(.01)	$(.13)

8.	Completed Merger. On August 8, 2003, the Company acquired 100% of the issued and outstanding stock of McDigit, Inc. (“McDigit”) pursuant to a definitive agreement executed on March 31, 2003 (the “Agreement”). McDigit, through its subsidiary Best Logic and its acquisition of the long-range video, audio, and data transmission system technology and related brands from Sequent Technologies, Inc., has been positioning itself to become a leading provider of Homeland Security technology.

Pursuant to the Agreement, the Company acquired all of the issued and outstanding equity securities of McDigit in exchange for 5,383,472 shares of the Company’s common stock. As a result, equity holders of McDigit hold approximately 50.1% of the Company’s Common Stock and McDigit has become a wholly-owned subsidiary of the Company. Additionally, a finder with respect to the transaction received approximately 537,273 shares of Common Stock, or approximately 5% of the common equity of the Company. Upon achievement of financial milestones for the fiscal years 2003, 2004 and 2005, as specified in the Agreement, shareholders of McDigit may be entitled to receive additional shares of the Company’s common stock, with the aggregate of such issuances not to exceed 80% of the total of the then outstanding Common Stock, including options, warrants or similar instruments issued to the equity holders of McDigit pursuant to the Agreement.

Upon execution of the Agreement, McDigit paid the Company a good faith $300,000 deposit, which was shown as a liability as of June 30, 2003. As a result of the merger, this deposit will now become part of the Company’s assets during the third quarter of 2003.

In accordance with accounting pronouncement SFAS No. 141 “Business Combinations,” the merger with McDigit will be treated as a reverse acquisition whereby McDigit will be treated as the accounting acquirer, and the Company will be treated as the accounting acquiree. Accordingly, the shareholders’ equity of the Company will be recapitalized, and all future historical presentations of the Company’s financial statements of the combined companies will be those of McDigit and all future presentations of the results of operations of the Company will be those of McDigit’s and only those of the Company from August 8, 2003 forward. No adjustments will be made to McDigit’s historical carrying values. The value assigned to common shares issued and the amount assigned to each major asset and liability of the Company at date of acquisition has not yet been determined as all the information necessary for that information has not yet been compiled.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General. The Company has been in the process of a major transition over the past two years. The Company has been undergoing a series of actions intended to transform it into being able to strategically move forward with new market opportunities that can better enhance shareholder value. The Company had been engaged in the lottery industry over the past 10 years and was one of the largest providers of vending machines for the sale of instant-winner lottery tickets.

On June 30, 2001, the Company completed the sale of its lottery business to Interlott Technologies, Inc. (“Interlott”) (see the Company’s Annual Report on Form 10-KSB for a description of the transaction and continuing earn-out arrangements). The Company’s lottery business encompassed substantially all of the Company’s operations.

Since June 1, 2001, the Company has been in the process of establishing new strategic initiatives and preparing the Company to transition into new business activities. In that connection, the Company had been actively reviewing (i) opportunities that involve the acquisition of or merger with companies that had new business activities with high growth potential, and (ii) marketing plans to maximize the value of the Company’s existing non-lottery related products, which consist primarily of card dispensing equipment.

On March 31, 2003, the Company entered into a definitive agreement (the “Agreement”) to acquire 100% of the issued and outstanding stock of McDigit, Inc. (“McDigit”). McDigit, through its subsidiary Best Logic and its acquisition of the long-range video, audio, and data transmission system technology and related brands from Sequent Technologies, Inc., has been positioning itself to become a leading provider of Homeland Security technology. As a result of the Agreement, during the second quarter of 2003 the Company delayed its marketing plans for its card dispensing equipment and focused on completing the merger. On July 28, 2003, the shareholders of the Company approved the merger transaction and the merger was completed on August 8, 2003.

As a result of the terms of the Agreement and issuance of 50.1% of the Company’s stock to McDigit shareholders, the merger with McDigit will be treated as a reverse acquisition whereby McDigit will be treated as the accounting acquirer, and the Company will be treated as the accounting acquiree. Accordingly, in the third quarter of 2003, the shareholders’ equity of the Company will be recapitalized, and all future historical presentations of the Company’s financial statements of the combined companies will be those of McDigit. No adjustments will be made to McDigit’s historical carrying values. The following discussion and analysis of results of operations and financial condition relates to the Company’s pre-merger activities and will no longer be indicative of future operations and financial condition. For a further discussion about the merger and its related financial impact, see the Company’s Definitive Proxy Statement filed on July 1, 2003.

Results of Operations. During the three and six month periods ended June 30, 2003, the Company generated revenue of $161 thousand and $ 390 thousand, respectively, versus revenue of $65 thousand and $151 for the three and six months ended June 30, 2002, respectively. The increase in revenue in the six month period was the result of a combination of: (i) increased sales, due to the sale of card dispensing machines, which generated approximately $80 thousand of revenue, and (ii) other income, which related to income from the Company’s earn-out provisions under its agreement with Interlott, which approximated $100 thousand, and the sale of furniture and equipment, which approximated $65 thousand. The increase in revenue in the three month period was the result of the increase in other income, described above. Although the Company sold certain card dispensing machines in 2003, further plans to sell its card dispensing equipment have been placed on hold. Instead, management has been working with the management of McDigit to begin redeploying the equipment subsequent to the completion of the merger. However, no assurances can be given as to the success of the Company’s new strategies.

Total operating expenses decreased in the three and six month periods ended June 30, 2003, primarily as the result of the cessation of activities related to restructuring and the nonrecurrence of certain costs of abandoned projects. No restructuring costs were incurred in the 2003 three and six month periods, while $118 thousand of restructuring costs were incurred in the 2002 three month period and $324 thousand of restructuring costs were incurred in the 2002 six month period. No abandoned project costs were incurred in the 2003 three and six month periods, while $350 thousand was incurred in the 2002 six month period. Selling, general and administrative costs and expenses for the six months ended June 30, 2003 increased by $57 thousand from the prior year comparable periods primarily due to legal expenses. Legal expenses increased by approximately $75 thousand due to the activities associated with several actions that were pending during the first quarter. All but one action, which the Company is pursuing against the Commonwealth of Pennsylvania, has now been settled. Selling, general and administrative costs and expenses for the three months ended June 30, 2003 remained relatively constant versus the 2002 three month comparable period.

As a net result of the above, the Company reported a net loss of $27 thousand and $ 89 thousand in the three and six months ended June 30, 2003, respectively, versus a net loss of $584 thousand and $883 thousand in the three and six months ended June 30, 2002, respectively.

As described above, as a result of the completion of the merger with McDigit in August 2003, the revenue and operations of the Company, beginning in the third quarter of 2003, will reflect those of McDigit for the entire period and those of the Company’s from the date of the merger, and all historical financial information will become that of McDigit.

Liquidity and Capital Resources. As of June 30, 2003, the Company had working capital of approximately $3.3 million and cash and cash equivalents of approximately $4 million. Management believes the Company has sufficient liquidity to fund its existing operations, the operations of McDigit, and to redeploy and/or sell its card dispensing machines.

New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 15, 2003. The Company has no arrangements that would be subject to this interpretation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities, certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS No. 150 will not have a material effect on the Company’s condensed consolidated financial statements.

         ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Our chief executive officer, who is also our principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

In October 2002, A & S, LLC, the property owner for the Company’s leased premises, initiated an action against the Company in the State of California Superior Court, County of San Diego, North County Branch, alleging that the Company failed to reimburse A& S, LLC for additional tenant improvements totaling $82,950. During the 2003 first quarter, the parties entered into a settlement agreement dismissing the action. Under the agreement, the Company has subleased the leased premises to a new tenant, but will remain on the lease during the term of the new tenancy. So long as the new tenant pays the rent due under the sublease, the Company will owe no additional amounts to A & S, LLC. The new sublease extends for a period of ten years through 2013.

         ITEM 2. CHANGES IN SECURITIES

(a) On July 28, 2003, the Shareholders approved the amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 13,333,334 to 50,000,000 shares. Articles of Amendment have been filed and approved by the Secretary of State of the State of Nevada.
(b) None
(c) None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on July 28, 2003 with respect to three (3) proposals, which were the adoption of the exchange agreement between the Company and McDigit, Inc., the proposal to increase the number of authorized shares of common stock to 50,000,000 and the election of eight additional listed directors. The following matters were acted upon:

Matter	Votes For	Votes Against	Abstain

Approval of the Reorganization and Stock Purchase Agreement, dated March 31, 2003, by and between Global ePoint, Inc. and McDigit, Inc	3,137,998	88,715	2,229
Approval of the Amendment to the Company’s articles to increase the number of authorized shares of Common Stock of Global ePoint, Inc. from 13,333,334 to 50,000,000.	3,076,898	150,111	1,889
Approval of the eight additional directors to the current Board.	4,545,935	N/A	81,659

         ITEM 5. OTHER INFORMATION

N/A

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 29, 2003
31.1	Certification of Chief Executive Officer
32.1	Certification of Chief Executive Officer
(b)	Reports on Form 8-K

N/A

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: August 12, 2003	/s/ FREDERICK SANDVICK

Chief Executive and
Principal Financial Officer