Form 10QSB
period 2003-09-30
GLOBAL EPOINT INC
filed 2003-11-19
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-21738

GLOBAL EPOINT, INC.

(Name of small business issuer as specified in its charter)

NEVADA	33-0423037
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

339 S. CHERYL LANE, CITY OF INDUSTRY, CALIFORNIA 91789

(Address of principal executive offices)

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

As of October 31, 2003, there were 10,751,788 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format.    Yes  ☒    No  ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(Thousands of dollars, except share amounts)	September 30 2003

Assets

Current assets:
Cash and cash equivalents	$3,786
Accounts receivable	2,433
Accounts receivable – related party	1,725
Inventory	1,788
Other current assets	169

Total current assets	9,901

Plant, property and equipment, net	327
Card dispensing equipment, net	1,185
Goodwill	3,043
Other assets	628

Total assets	$15,084

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$1,662
Accounts payable – related party	3,642
Accrued liabilities	814
Note payable – shareholder	392
Other current liabilities	102

Total current liabilities	6,612

Commitments, contingencies and related party transactions
Shareholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.03 par value, 50,000,000 shares authorized, 10,751,788 shares issued and outstanding	322
Additional paid-in capital	8,781
Accumulated deficit	(631)

Total shareholders’ equity	8,472

Total liabilities and shareholders’ equity	$15,084

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30
(Thousands of dollars/shares, except per share amounts)	2003	2002	2003	2002

Net sales	$3,859	$2,456	$8,256	$6,770
Cost of sales	3,030	1,857	5,904	5,041

Gross profit	829	599	2,352	1,729

Operating expenses:
General and administrative	370	160	1,145	582
Selling and marketing	424	229	1,412	622
New product development	196	—	483	—

Total operating expenses	990	389	3,040	1,204

Operating income (loss)	(161)	210	(688)	525
Other income (expense)	163	(1)	143	(1)

Income before provision for income taxes	2	209	(545)	524
Provision for income taxes	—	—	13	—

Net income (loss)	$2	$209	$(558)	$524

Earnings (loss) per share – Basic and Diluted:

Net income (loss)	$.00	$.05	$(.09)	$.11

Weighted average shares	8,236	4,622	5,976	4,622

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
(Thousands of dollars)	2003	2002

Cash flows from operating activities:
Net (loss) income	$(558)	$524
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	39	2
Changes in assets and liabilities:
Accounts receivable	(1,369)	(89)
Accounts receivable – related party	(628)	(1,051)
Inventory	(1,069)	78
Other current assets	(174)	—
Other assets	(586)	1
Accounts payable	1,261	94
Accounts payable – related party	3,183	(719)
Accrued liabilities	(134)	(1)
Other current liabilities	1	88

Net cash used for operating activities	(34)	(1,073)

Cash flows from investing activities:
Acquisition of Global ePoint	3,463	—
Additions to plant, property and equipment	(57)	—

Net cash provided by investing activities	3,406	—

Cash flows from financing activities:
Proceeds from note payable – shareholder	245	1,000

Increase (decrease) in cash and cash equivalents	3,617	(73)

Cash and cash equivalents at beginning of period	169	73

Cash and cash equivalents at end of period	$3,786	$—

See accompanying notes to condensed consolidated financial statements.

Supplemental disclosure of Non-Cash Investing and Financing Transactions:

Refer to Note 2 of the condensed consolidated financial statements for the discussion of the acquisition of 100% of the outstanding shares of McDigit by Global ePoint’s issuance of 5,383,472 shares of its common stock.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation. On August 8, 2003, Global ePoint, Inc. and subsidiaries (collectively referred to as the “Company”) acquired 100% of the issued and outstanding stock of McDigit, Inc. (“McDigit”) pursuant to a definitive agreement executed on March 31, 2003 (the “Agreement”). McDigit, through its subsidiary Best Logic, LLC (“Best Logic”) and its acquisition of the long-range video, audio, and data transmission system technology and related brands from Sequent Technologies, Inc., has been positioning itself to become a leading provider of homeland security technology.

In accordance with accounting pronouncement SFAS No. 141 “Business Combinations,” the merger with McDigit has been accounted for under the purchase method of accounting and treated as a reverse acquisition whereby McDigit is treated as the accounting acquiror and the Company is treated as the accounting acquiree. Accordingly, the shareholders’ equity of the Company has been recapitalized, and all future historical presentations of the Company’s financial statements of the combined companies will be those of McDigit and Best Logic. All future presentations of the results of operations will be those of McDigit and Best Logic as well as the post merger activity of Global ePoint operations and consolidated operations occurring after August 8, 2003. No adjustments will be made to McDigit’s historical carrying values.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the financial statements not misleading. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 as well as the audited financial statements of McDigit and Best Logic, which are included in the Company’s Proxy Statement filed on July 1, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003.

2.	Completed Merger. Pursuant to the Agreement, the Company acquired all of the issued and outstanding equity securities of McDigit in exchange for 5,383,472 shares of the Company’s common stock. As a result, the previous shareholder of McDigit, as of the closing of the acquisition, held approximately 50.1% of the Company’s Common Stock and McDigit became a wholly owned subsidiary of the Company. Additionally, a broker with respect to the transaction received 537,273 shares of Common Stock, or approximately 5% of the common equity of the Company. The Company also issued to Auspex LLC, a company owned by the Company’s CEO, 1,511,015 options to purchase the Company’s common stock in connection with the acquisition pursuant to the Agreement. Those options issued are pari passu to, and in a number equal to, the outstanding options and warrants of the Company at time of closing. The options granted to Auspex may only be exercised in the same number as the number exercised from the existing options and warrants held at the time of closing. If the Company achieves certain financial milestones for the fiscal years 2003, 2004 and 2005, as specified in the Agreement, the former shareholder of McDigit may be entitled to receive additional shares of the Company’s common stock, with the aggregate of such issuances not to exceed 85% of the total of the then outstanding Common Stock, including options, warrants or similar instruments issued to the equity holders of the Company pursuant to the Agreement.

The value of the common stock was determined by computing the average closing price on the Nasdaq SmallCap Market for the three days preceding and following the public announcement of the terms of the transactions on January 22, 2003, which resulted in an average share price of $1.63 per share. Goodwill was recorded as there were no other specifically identified intangible assets to which value should be allocated. Adjustments of assets based on purchase valuation are as follows (in thousands):

Fair Market Value of Global ePoint common stock	$7,018
Acquisition Costs	434
Net value of identifiable assets at merger	(4,409)

Goodwill	$3,043

Total shares issued in conjunction with the merger were 5,920,745 resulting in total shares outstanding after the completed merger of 10,745,454. The common stock balance of McDigit was adjusted to reflect the total shares and par value outstanding created by the merger. Adjustments to common stock and additional paid-in capital were as follows (in thousands):

Fair Market Value of Global ePoint common stock	$7,018
Allocation of common stock	(177)
Par value adjustment to common stock	(95)

Allocation of additional paid-in capital	$6,746

The following selected financial data reflects consolidated pro forma information as if the merger had occurred January 1, 2003 and January 1, 2002, respectively.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Pro Forma Consolidated Net Sales	$3,859	$2,590	$8,338	$6,908
Pro Forma Net (Loss) Income	(394)	10	(1,043)	(557)
Loss per share:
Basic and diluted, pro forma	$(.05)	$(.00)	$(.17)	$(.12)

3.	New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the equity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 15, 2003. The Company currently believes it has no arrangements that would be subject to this interpretation.

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

4.	Cash and Cash Equivalents. As of September 30, 2003, cash and cash equivalents on the accompanying consolidated condensed balance sheet included approximately $3.7 million of Ford Financial Demand Notes, which are due on demand and readily convertible into cash, with interest of 3.4% per annum.

5.	Provisions for Income Taxes. No provisions or benefits for income taxes have been made for the three and nine month periods ended September 30, 2003 and 2002 except for franchise taxes imposed by the state of California. As of December 31, 2002, the Company had approximately $16 million of net operating loss (“NOL”) available to offset future taxable income. (See Note 5 of Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended December 31, 2002). Due in part to the completed merger described in Note 2 above, the Company’s use of its NOL may be limited by Section 382 of the Internal Revenue Code. Such limitations could result in the eventual permanent loss of a portion of the NOL benefit.

6.	Per Share Information. SFAS No. 128 “Earnings per Share” establishes standards for computing and presenting Basic Earnings per Share (“Basic EPS”) and Diluted Earnings per Share (“Diluted EPS”). Basic EPS is computed on the basis of the weighted average shares of common stock outstanding plus contingently issuable shares. Diluted EPS is computed on the basis of weighted average shares outstanding plus contingently issuable shares and the additional common shares that would have been outstanding if dilutive potential common shares had been issued, using the treasury stock method. For all the periods presented, options and warrants were not factored into the calculation because they were antidilutive caused by a net loss during the period or the application of the treasury stock method was antidilutive. The Company had outstanding options and warrants to purchase approximately 3.0 million shares of Common Stock at September 30, 2003.

7.	Shareholders Equity. At September 30, 2003, the Company had options issued under three stock-based employee compensation plans, which are described more fully in Note 7 of the Notes to Consolidated Financial Statements in the Company’s Form 10-KSB for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the applicable three and nine month periods ended September 30, 2003 and 2002.

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net (loss) income, as reported	$2	$209	$(558)	$524
Stock-based compensation determined under the fair value based method, net of related tax effects	38	—	38	—

Pro forma net (loss) income	$(36)	$209	$(596)	$524

Loss per share:
Basic and diluted, as reported	$(0.00)	$0.05	$(0.09)	$0.11

Basic and diluted, pro forma	$(0.00)	$0.05	$(0.10)	$0.11

8.	Related Party Transactions. In the ordinary course of the Company’s business, the Company purchases and sells products and sells subcontract manufacturing services to companies that are owned or controlled by the Company’s CFO/Chairman/ majority shareholder. The terms are generally net 30. Sales to related parties generally occur when the related party has the customer relationship and Best Logic is utilized to manufacture the related products. Purchases from related parties generally occur when the related party has favorable pricing with component part manufactures and Best Logic purchases the component parts from related parties to utilize the purchase price advantage. The Company had the following transactions with related parties during the nine months ended September 30, 2003 and balances with related parties as of September 30, 2003:

(Thousands of dollars)

	Nine Months Ended September 30
	2003	2002
Balances due from related parties were as follows:
(A) (50% owned by CFO/Chairman)	$277	$—
(B) (100% owned by CFO/Chairman)	1,214	1,013
(C) (100% owned by CFO/Chairman)	1	20
(D) (50.1% owned by CFO/Chairman)	64	5
(E) (95% owned by CFO/Chairman)	169	56

Totals	$1,725	$1,094

Product sales to related parties were as follows:
(A) (50% owned by CFO/Chairman)	302	—
(B) (100% owned by CFO/Chairman)	206	63
(C) (100% owned by CFO/Chairman)	4	12
(D) (50.1% owned by CFO/Chairman)	64	64
(E) (95% owned by CFO/Chairman)	494	52

Totals	$1,070	$191

Balances due to related parties were as follows:
(B) (100% owned by CFO/Chairman)	1,581	443
(C) (100% owned by CFO/Chairman)	3	—
(F) (100% owned by CFO/Chairman)	8	8
(E) (95% owned by CFO/Chairman)	2,051	234

Totals	$3,642	$685

Product purchases from related parties were as follows:
(B) (100% owned by CFO/Chairman)	1,847	2,982
(C) (100% owned by CFO/Chairman)	17	—
(E) (95% owned by CFO/Chairman)	1,347	907

Totals	$3,211	$3,889

(Thousands of dollars)	Three Months Ended September 30
	2003	2002
Product sales to related parties were as follows:
(A) (50% owned by CFO/Chairman)	$121	$—
(B) (100% owned by CFO/Chairman)	206	7
(C) (100% owned by CFO/Chairman)	—	8
(D) (50.1% owned by CFO/Chairman)	—	64
(E) (95% owned by CFO/Chairman)	41	1

Totals	$368	$79

Product purchases from related parties were as follows:
(B) (100% owned by CFO/Chairman)	551	1,183
(C) (100% owned by CFO/Chairman)	3	—
(E) (95% owned by CFO/Chairman)	363	253

Totals	$917	$1,436

In March of 2003, the Company acquired intellectual property, consisting of long-range video, audio and data transmission system technology and related products, from a related party (50.1% owned by CFO/Chairman). As a result of the asset acquisition, the Company has recorded $500,000 as the cost of the intellectual property acquired, which has been shown in Other Assets in the accompanying condensed consolidated balance sheet. In addition, the Company may also be obligated to issue to the seller a percentage of any additional Company shares that are issued upon achievement of financial milestones in 2003, 2004 and 2005 (see Note 2 herein). The amount of that percentage would be based on the percentage of contribution of net income, if any, generated from the operations responsible for commercializing the technology acquired in the derived from the acquisition compared to certain consolidated net income of the Company generated from overall consolidated operations. The acquisition also provides for non-compete arrangements with management of the affiliated company as well as other covenants, which are stipulated in the agreement.

The Company shares office and warehouse space with Related Party B. The Company recorded occupancy costs to the related party totaling $ 96,000 and $72,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company also recorded occupancy costs to the related party totaling $33,000 and $24,000 for the three months ended September 30, 2003 and 2002, respectively. Occupancy costs are based on the square footage occupied and verbally agreed upon with Related Party B.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

General.  In August 2003 the Company completed the acquisition of McDigit, Inc. (McDigit) pursuant to a definitive agreement executed on March 31, 2003. McDigit currently has two divisions, one which manufactures and sells industrial, business, and consumer computers, through a subsidiary (Best Logic) that commenced operations in 2001, and the other which is developing long-range video, audio, and data transmission systems based on the technology and related products acquired from Sequent Technologies, Inc. in March 2003. The acquisition of McDigit by Global ePoint has been recorded for accounting purposes as a reverse acquisition whereby McDigit has been treated as the accounting acquirer and Global ePoint, the pre-acquisition public entity, has been treated as the accounting acquiror.Accordingly, in the third quarter of 2003, the shareholders’ equity of the Company was recapitalized, and all future historical presentations of the Company’s financial statements of the combined companies will be those of McDigit and Best Logic. No adjustments will be made to McDigit’s historical carrying values. The following discussion and analysis of results of operations and financial condition relates to the Company’s post-merger presentations. For a further discussion about the merger and its related financial impact, see the Company’s Definitive Proxy Statement filed on July 1, 2003.

The Company’s post-merger operations currently consist of two divisions. These divisions are separated into manufacturing and distribution of industrial, business and consumer personal computers (Best Logic), and; marketing, development, and distribution of long-range video, audio, and data transmission systems (Sequent). The corporate category primarily relates to activities associated with income and expense of non-core continuing business of the pre-merged public entity. The following is a schedule showing the combined operations of Best Logic, Sequent and corporate.

	Nine months ended September 30, 2003				Nine months ended September 30, 2002
(Thousands of dollars)	Sequent	Best Logic	Corporate	Total	Sequent	Best Logic	Corporate	Total

NET SALES	$83	$8,173	$—	$8,256	$—	$6,770	$—	$6,770
COST OF SALES	41	5,863	—	5,904	—	5,041	—	5,041

GROSS PROFIT	42	2,310	—	2,352	—	1,729	—	1,729

OPERATING EXPENSES	1,509	1,483	48	3,040	—	1,204	—	1,204

OPERATING (LOSS) INCOME	(1,467)	827	(48)	(688)	—	525	—	525

OTHER INCOME (EXPENSE)	(21)	—	164	143	—	(1)	—	(1)

INCOME BEFORE PROVISION FOR INCOME TAXES	(1,488)	827	116	(545)	—	524	—	524
PROVISION FOR INCOME TAXES	1	12	—	13	—		—	—

NET (LOSS) INCOME	$(1,489)	$815	$116	$(558)	$—	$524	$—	$524

(Thousands of dollars)	Sequent	Best Logic	Corporate	Total	Sequent	Best Logic	Corporate	Total

NET SALES	$42	$3,817	$—	$3,859	$—	$2,456	$—	$2,456
COST OF SALES	15	3,015	—	3,030	—	1,857	—	1,857

GROSS PROFIT	27	802	—	829	—	599	—	599

OPERATING EXPENSES	547	395	48	990	—	389	—	389

OPERATING (LOSS) INCOME	(520)	407	(48)	(161)	—	210	—	210

OTHER INCOME (EXPENSE)	(2)	1	164	163	—	(1)	—	(1)

INCOME BEFORE PROVISION FOR INCOME TAXES	(522)	408	116	2	—	209	—	209
PROVISION FOR INCOME TAXES	—	—	—	—	—	—	—	—

NET (LOSS) INCOME	$(522)	$408	$116	$2	$—	$209	$—	$209

Results of Operations – Best Logic

Best Logic manufactures customized computers (providing comprehensive solutions for the industrial, business and consumer personal computer markets), supplies computer component parts, and provides subcontract manufacturing services. A majority of Best Logic’s revenues to date have been generated primarily from sales of industrial computers to companies that supply x-ray security equipment. Results of operations related to Best Logic are as follows:

(Thousands of dollars)	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	%	2002	%	2003	%	2002	%
NET SALES	$3,817	100.0	$2,456	100.0	$8,173	100.0	$6,770	100.0
COST OF SALES	3,015	79.0	1,857	75.6	5,863	71.7	5,041	74.5

GROSS PROFIT	802	21.0	599	24.4	2,310	28.3	1,729	25.5
OPERATING EXPENSES:	395	1034	389	15.8	1,483	182	1,204	17.8

OPERATING (LOSS) INCOME	407	10.7	210	8.6	827	10.1	525	7.8
OTHER INCOME (EXPENSE)	1	0.0	(1)	(0.0)	—	0.0	(1)	(0.0)

INCOME BEFORE PROVISION
FOR INCOME TAXES	408	10.7	209	8.5	827	10.1	524	7.7
PROVISION FOR INCOME TAXES	—	—	—	—	12	0.1	—	—

NET INCOME	$408	10.7	$209	8.5	$815	10.0	$524	7.7

Three Months Ended September 30, 2003 (Unaudited) Compared to Three Months Ended September 30, 2002 (Unaudited).  Sales for the three months ended September 30, 2003 increased by $1,361,000 as compared to the three months ended September 30, 2002 representing a 55.4% increase. The increase in net sales was attributable to an increase in sales volume, which primarily resulted from increased sales to three new corporate customers. In addition, there was a successful sales effort that increased personal computer component sales in the third quarter of 2003. The increase in net sales was achieved despite a significant drop in sales volume in the 2003 third quarter to Best Logic’s largest customer.

Cost of sales for the three months ended September 30, 2003 increased by $1,157,000 or 62.3% as compared to the three months ended September 30, 2002 primarily as a result of increased sales. Cost of sales for the three months ended September 30, 2003 increased to 79.0% of net sales as compared to the three months ended September 30, 2002 of 75.6% of net sales. This percentage increase was primarily related to a shift in product mix shipped in the third quarter of 2003, which provided lower profit margins in comparison to products shipped in the third quarter of 2002.

Operating expenses for the three months ended September 30, 2003 increased by $7,000 or 1.8% as compared to the three months ended September 30, 2002. Operating expenses for the three months ended September 30, 2003 decreased to 10.4% of net sales as compared to the three months ended September 30, 2002 of 15.8% of net sales. This percentage decrease in relation to net sales is primarily related to economies of scale associated with fixed costs as net sales increased.

Nine Months Ended September 30, 2003 (Unaudited) Compared to Nine Months Ended September 30, 2002 (Unaudited).  Sales for the nine months ended September 30, 2003 increased by $1,403,000 as compared to the nine months ended September 30, 2002 representing a 20.7% increase. The increase in net sales was attributable to an increase in sales volume, which primarily resulted from increased sales to four new corporate customers. In addition, there was a successful sales effort that increased personal computer component sales during 2003, which were primarily sold through related parties (see Certain Transactions). The increase in net sales was achieved despite a significant drop in sales volume in the 2003 third quarter to Best Logic’s 2003 largest customer.

Cost of sales for the nine months ended September 30, 2003 increased by $822,000 or 16.3% as compared to the nine months ended September 30, 2002. Cost of sales for the nine months ended September 30, 2003 decreased to 71.7% of net sales as compared to the nine months ended September 30, 2002 of 74.5% of net sales. The percentage decrease in relation to net sales was primarily attributed Best Logic’s ability to maintain consistent sales prices while component part costs declined.

Operating expenses for the nine months ended September 30, 2003 increased by $291,000 or 24.2% as compared to the nine months ended September 30, 2002. Operating expenses for the nine months ended September 30, 2003 increased to 18.3% of net sales as compared to the nine months ended September 30, 2002 of 17.8% of net sales. This percentage increase in relation to net sales is primarily attributable to general professional fees for audit and legal services performed in contemplation of the merger totaling approximately $60,000 and the addition of seven new employees which increased payroll expenses in the 2003 nine month period.

Results of Operations—Sequent.  Primary activities of the management of this division since its inception have been organizing the corporate structure, recruiting needed personnel, developing McDigit’s product line and marketing plan, and commencing pre-sales marketing activities. Effective January 1, 2003, McDigit obtained sales and marketing rights to a long-range video, audio and data transmission system, called the “Raidius System,” including the “Ranger” and “Paladin” products. Effective March 31, 2003, McDigit acquired Sequent Technologies, Inc.’s remaining rights to the Raidius System. Those rights included provisional patents, manufacturing designs, and other intellectual property related to the Raidius System in order to market the product throughout the United States of America.

During 2002, the Raidius Systems were tested with the Riverside Police Department in Southern California and Boeing Corporation. Both customers subsequently placed orders based on those tests. Sequent believes its video and audio surveillance technology will be suitable for different markets and applications, however, the products continue to be reviewed and evaluated prior to the commencement of aggressive marketing and sales efforts and no assurance can be given to successful market penetration. The principal applications for Sequent’s product line are in law enforcement, military, commercial security, public safety and other homeland security applications. Net sales for the third quarter and nine months ended September 30, 2003 were $42,000 and $83,000, respectively. These sales primarily related to pre-product launch activities associated with focused customer applications. Sequent’s primary operations during the quarter and nine months ended September 30, 2003 have been the implementation of the first installation of the system at a major police department, pre-sales marketing activities, and continued product development of the Raidius System. Sequent incurred costs and expenses associated with those activities of $547,000 during the 2003 third quarter and $1,509,000 during the 2003 nine month period. As a result, Sequent incurred a net loss of $520,000 and $1,490,000 for the three months and nine months ended September 30, 2003, respectively.

Results of Operations—Corporate.  As a result of the completion of the merger with McDigit in August 2003, the historical results of operations of the Company reflect those of McDigit for the entire period. The pre-merger operations related to Global ePoint, the public entity prior to the acquisition, have not been shown in the historical financial statements. However, those operations subsequent to August 2003 are shown as part of corporate results of operations. During the third quarter, the only activities of those operations related to certain corporate general and administrative costs, which totaled $48,000, and other income, which totaled $164,000. The other income primarily resulted from: rental income to the Company for the sublease of its warehouse facilities; earn-out revenues associated with contingent payments that are owed to the Company based on certain performance measurements of earnings generated by the company that acquired Global ePoint’s then core business in a prior year; and interest income from the Company’s short-term investments.

The Company is also reviewing and assessing plans to redeploy or sell its phone card dispensing machines that were acquired as part of the acquisition of Global ePoint in August 2003. The Company has approximately 2,000 machines in its warehouse that can be used for redeployment or sale. Although management believes it can redeploy or sell those machines no assurances can be given as to the success of the Company’s new strategies.

Liquidity and Capital Resources.  As of September 30, 2003, the Company had working capital of approximately $3.3 million and cash and cash equivalents of approximately $3.8 million. During the nine months ended September 30, 2003, net cash used for operating activities totaled $34,000, net cash used for property, plant and equipment totaled 57,000, and net cash received from financing activities totaled $245,000. In addition, cash and cash equivalents increased during the nine months ended September 30, 2003 by approximately $3.5 million, net of cash acquisition costs, as a result of the completion of the McDigit/Global ePoint acquisition in August 2003. As a result of the cash activities, including the acquisition, net cash increased by $3.6 million in the nine months ended September 30, 2003.

We believe that our existing cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies. We could potentially raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

Although we believe that we have sufficient capital to fund our activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	market acceptance of the technology and products from our Sequent division;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the overall levels of sales of our products and gross profit margins;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisition opportunities;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers; and

•	the effectiveness of our expense and product cost control and reduction efforts.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, assets, products or technologies. The Company intends to negotiate and enter into a longer term lease and overhead arrangement with a related party for its current production and office facility needs. As a result, the rental and overhead charges associated with the Company’s current facilities will likely increase in the future.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities”. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company’s condensed consolidated financial statements.

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

Certain Transactions

In the ordinary course of the Company’s business, the Company purchases and sells products and services to companies that are owned (wholly or in part) or controlled by Mr. John Pan, a Director of the Company and its Chairman, Chief Financial Officer and majority shareholder. Neither the Company nor any of these related parties have any obligation to enter into any additional transactions with each other in the future. As a result, there can be no assurance that the Company will derive any additional revenues from these types of transactions in the future.

In addition to the lease and overhead arrangement for the Company’s current facility described above, following is a summary of the material transactions entered into between the Company and certain related parties during the third quarter ended September 30, 2003.

Purchases from Related Parties

During the third quarter ended September 30, 2003, the Company purchased, through its subsidiary, Best Logic LLC, approximately $917,000 from related parties. Of that amount, approximately $551,000 was from purchases of various component parts, such as memory, CPUs, hard drives and motherboards, and finished products from Avatar Technology, Inc. Avatar has long-term, volume purchasing relationships with certain component suppliers that allow it to sell components to Best Logic at terms that are not otherwise available to McDigit in the general market. John Pan, an officer and Director of the Company owns 100% of Avatar.

These purchases from Avatar were reviewed and approved by an independent committee of the Board of Directors of the Company consisting of Dr. William Dolph and Mr. Owen Lee Barnett. This committee was formed by the Company to evaluate and approve all related-party transactions. The Company believes that it received terms from Avatar that were not otherwise available to the Company and that these transactions were fair to the Company.

Best Logic also purchased approximately $363,000 of various component parts, such as memory, CPUs, hard drives and motherboards, from Prophecy Technology LLC, during the third quarter. Prophecy has long-term, volume purchasing relationships with certain component supplies that allow it to sell components to Best Logic at terms that are not otherwise available to Best Logic in the general market. John Pan owns approximately 95% of Prophecy.

These purchases from Prophecy were reviewed and approved by the independent committee of the Board that oversees related party transactions. The Company believes that it received terms from Prophecy that were not otherwise available to the Company and that these transactions were done on terms that were fair to the Company.

Sales to Related Parties

During the third quarter ended September 30, 2003 the Company sold approximately $368,000 of products and services to related parties. Included in that amount were sales of $206,000 to Avatar and $41,000 to Prophecy.

In September 2003, Avatar obtained an order for 2,000 computers from one of its customers. Avatar agreed to sub-contract the assembly of these units to Best Logic. Under the terms of the sub-contract agreement, Avatar required that the units be completed prior to September 30, 2003 so that they could be shipped by that date. Prior to the completion of that work, however, in late September 2003, Avatar received a request from its customer to temporarily stop production of the 2,000 units and, instead, complete an order that had a greater priority. The new order was for the purchase of up to 40,000 computer units, which Avatar has also sub-contracted to Best Logic. In consideration for this temporary production reallocation, Avatar agreed to have Best Logic invoice Avatar for all work performed and components purchased through the date of Avatar’s request to temporarily stop production of the 2,000 units. In addition to those sales, certain miscellaneous smaller sales were made to Prophecy at terms of net 30.

These sale transactions with Avatar and Prophecy were reviewed and approved by the independent committee of the Board that oversees related party transactions. The Company believes that these transactions were fair to the Company.

During the third quarter, Best Logic had approximately $121,000 of sales to a company that manufactures and sells security equipment. Those sales consisted of computers, various components and labor charges for assembly of security equipment frames. John Pan owns 50% of this related company.

These transactions were reviewed and approved by the independent committee of the Board that oversees related party transactions. The Company believes that it received market rates and terms that were fair to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions. Our actual results could differ materially and adversely from those expressed in any forward-looking statement.

Important factors that may cause such a difference include, but are not limited to, the items discussed in the Risk Factors discussion below. The Company disclaims any obligation to update information contained in any forward-looking statement.

RISK FACTORS

We may not achieve the benefits expected from the acquisition of McDigit, Inc. if we are unable to successfully integrate its operations, technology, products and personnel.

In August 2003, we acquired all of the issued and outstanding equity securities of McDigit, Inc. The success of our business will depend, in part, on our ability to realize the growth opportunities and synergies of combining Global ePoint and McDigit. The acquisition involves risks related to integration, establishing the proper processes and procedures to operate as a public company and the management of the combined operations and personnel. The integration of the businesses will be a complex, time-consuming and potentially expensive process and may disrupt our business if not completed in a timely and efficient manner. Some of the difficulties that may be encountered include:

•	retaining and assimilating the key personnel of each of the companies

•	retaining the existing customers and strategic partners of each of the companies

•	developing new products that utilize the assets of the companies

•	establishing and maintaining uniform standards, controls, procedures and policies, especially those related to operating as a public company

•	the inexperience of our senior management team in running a public company

•	potential unknown liabilities associated with the acquired businesses

If we do not successfully integrate the operations of Global ePoint and McDigit, we may not realize the anticipated benefits or synergies of the acquisition, which could seriously harm our business, financial condition and results of operations.

We have a limited operating history and consequently face significant risks and uncertainties in building our businesses.

Following the acquisition of McDigit in August 2003, we shifted our primary business focus to designing and selling industrial business and consumer computers and digital video surveillance systems. As a result, we have a limited operating history running our current businesses and it will be necessary to implement new and expanded operational, financial and administrative systems and control procedures to enable us to operate our business and expand, train and manage our employees. While we believe we have sufficient experience, resources and personnel to operate our new business effectively, we do not have a long operating history that demonstrates such effective management, and there is no assurance that we will be successful.

We have limited infrastructure and experience to comply with the new corporate governance regulations imposed upon public companies by the Sarbanes-Oxley Act, related regulations and the Nasdaq.

The Sarbanes-Oxley Act of 2002 and related regulations promulgated by the Securities Exchange Commission as well as the new rules being adopted by the Nasdaq where our stock is traded have greatly increased the costs and burdens of being a public company, which has severely impacted small public companies like ours. We are in the early stages of implementing new administrative systems, controls and procedures to comply with these requirements. Failure to comply with the laws and regulatory requirements of federal and state regulatory authorities may result in, among other things, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. The occurrence of one or more of these events could materially affect our business, financial condition and results of operations.

Our Sequent digital video surveillance business is new and based on emerging technologies. Any revenues from that business are speculative.

We have only recently begun the marketing and sale of our digital video surveillance products, and have, to date, not realized any material revenues from the sale of these products. In addition, we continue to assess internal and external feedback relating to our digital video surveillance technology and cannot assure you that it is ready for full market implementation. We have initially focused on law enforcement as a potential market for these products. The sales cycle to government agencies is long and uncertain in outcome, especially in times of tight budgets. If these and other potential customers for our digital video surveillance products do not adopt our technology and accept our products, our future growth potential may be limited. Demand for our digital security and surveillance products is uncertain as, among other reasons, our customers and potential customers may:

•	not achieve a return on their investment in our products;

•	experience technical difficulty in utilizing our products; or

•	use alternative solutions to achieve their business objectives.

We cannot assure you that the Company will generate sufficient revenues from its Sequent division to turn a profit from this business.

The loss of business from and with related parties could adversely affect our business.

In the ordinary course of our business, we purchase from, sell products to and perform subcontract manufacturing services for companies that are owned (wholly or in part) or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman and majority shareholder. During the quarter ended September 30, 2003, we purchased through our subsidiary, Best Logic LLC, approximately $917,000 worth of products from these related parties. In addition, during the quarter ended September 30, 2003, we sold $368,000 worth of products and subcontract manufacturing services to these related parties. These relationships have provided us with access to attractively priced components and products and additional sales revenues. However, there are no written agreements between the Company or its subsidiaries and these related parties obligating the parties to transact business with each other in the future. If we do not conduct business in the future with these entities, we would be required to purchase more expensive products from other companies and/or find additional purchasers for our products and subcontract manufacturing services, either of which could adversely affect our business, financial condition and operating results.

As a result of our recent acquisition, we have had to seek re-listing with the NASDAQ.

In connection with our recently closed acquisition, we were required to qualify for re-listing with the National Association of Securities Dealers (“NASD”), which regulates the Nasdaq SmallCap Market System on which our common stock is currently traded. We have filed our application for relisting with the NASD and have obtained conditional approval, subject to our continued compliance with the initial listing requirements and our delivery of recent combined financial statements of the Company. No assurance can be given that we will continue to meet such listing requirements at the time our complete application is reviewed by the NASD. In the event the NASD does not agree to re-list our common stock, and we cannot qualify for listing on another exchange, our shares might continue to be traded on the OTC Electronic Bulletin Board or “Pink Sheets,” although there can be no assurance of any minimum trading activity or level of liquidity should our common stock be delisted from the Nasdaq SmallCap System. The loss of our NASDAQ listing would make it far more difficult for shareholders to sell any or all of their shares.

The recent global economic slowdown and the decline in information technology spending may adversely impact our markets and revenues.

We manufacture and sell industrial, business and consumer computers and digital video surveillance products. Due to the current worldwide economic slowdown, especially in the information technology markets, sales of our products may be negatively impacted. Any further decline in information technology spending may result in a decrease in our anticipated revenues.

The lengthy and variable sales cycle for our products make it difficult to predict sales and may result in fluctuations of our quarterly operating results.

Because customers often require a significant amount of time to evaluate our products before purchasing, the sales cycle associated with our products can be lengthy (with a duration of six months to more than one year). The sales cycles for our products also varies from customer to customer and are subject to a number of significant risks over which we have little or no control.

During the evaluation period, customers may defer, scale down or decide not to proceed with proposed orders for various reasons, including:

•	changes in budgets and purchasing priorities;

•	reduced need to upgrade existing systems;

•	deferral of purchases in anticipation of enhancements or new products;

•	introduction of products by our competitors; and

•	lower prices offered by our competitors.

Additionally, other factors, many of which are outside of our control, can cause fluctuations in our operating results, including:

•	the size, timing, terms and conditions of orders from and shipments to customers;

•	unanticipated delays or problems in releasing new products;

•	the timing and success of deployment of products and services;

•	our ability to enter into new business transactions with one or more related parties and

•	the amount and timing of investments in research and development activities.

As a result of the long sales cycles for our products and the potential for not consummating a sale due to reasons beyond our control, it is difficult to forecast sales from one quarter to the next. The deferral or loss of one or more significant sales could materially decrease operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales. Current and future expense levels are based on internal operating plans and sales forecasts, and therefore our operating costs are, to a large extent, fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

Our success will depend upon our ability to react to changes in our primary markets and identify new markets for potential expansion.

The markets for our products are characterized by rapidly changing technology, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technology and the emergence of new industry standards can render our existing products obsolete and unmarketable and can exert price pressures on existing products. Additionally, our failure to identify new markets for our products and applications may not allow us to maximize our potential returns. It is critical to our success to be able to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced and competitive products on a timely basis. There can be no assurance that we will successfully develop new products, introduce new applications for existing products, identify new markets, that new products and applications will achieve market acceptance or that the introduction of new products or technological developments by others will not render our products obsolete. The inability to develop products that are competitive in technology and price and meet customer needs could harm our business, financial condition and results of operations.

If we are unable to compete successfully, our business, financial condition and operating results could suffer.

The global market for computers and digital video surveillance products is intensely competitive, both in the number and breadth of competing companies and products and the manner in which products are sold. For example, we will most likely compete for customer contracts through a competitive bidding process with risks such as:

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns; and

•	the substantial time and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts which we may not be awarded.

Competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Substantially all of our competitors have longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors or alliances among competitors could emerge and rapidly gain significant market share. In addition, some customers may in the future decide to develop internally their own solutions instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products, which could result in decreased revenues, increased expenditures and lower sales.

We are dependent on contracts with government agencies for a significant portion of our planned revenues for our digital video surveillance division.

During the foreseeable future, any growth in our Sequent division is dependent, in substantial part, on the expansion of relationships with government agencies. Government contracts are subject to many risks and uncertainties, some of which are not found in contracts with private parties. Some of these risks include:

•	decreases in the levels of government expenditures and authorizations for law enforcement and security related programs;

•	shift in resource allocation to programs in areas where we do not provide products;

•	prevention from entering into new government contracts or extending existing contracts based on violations or suspected violations of procurement laws or regulations;

•	failure to receive security clearances required to sell products to governments or revocation of such security clearances;

•	impairment of our reputation or relationship with government agencies;

•	changes in government procurement procedures; and

•	suspension of our ability to contract with a domestic or foreign government, or any significant law enforcement agency.

Government regulation of communications monitoring could cause a decline in the use of our digital video surveillance products, result in increased expenses or subject us and our customers to regulation or liability.

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video and data transmissions over public communications networks. For example, the products we sell to law enforcement agencies, which interface with a variety of wireline, wireless and Internet protocol networks must comply in the United States with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and in Europe by the European Telecommunications Standard Institute. The adoption of new laws governing the use of our products or changes made to existing laws could cause a decline in the use of our products and could result in increased costs, particularly if we are required to modify or redesign products to accommodate these new or changing laws.

We may be unable to maintain our relationships with value added resellers, systems integrators and other third parties that market and sell our products.

Our ability to achieve revenue growth depends to some extent on adding new partners to expand existing sales channels, as well as leveraging relationships with existing partners. If relationships with these value added resellers, systems integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities, which may have an adverse impact on our sales, income and future business prospects.

Failure to develop strategic alliances or expand or implement new joint ventures could limit our ability to grow.

As part of our growth strategy, we intend to pursue new strategic alliances and transactions. We continually consider and sometimes engage in these strategic transactions from time to time. We compete with other analytic solution providers for these opportunities. No assurances can be given that we will be able to effect these alliances and transactions on commercially reasonable terms or at all. Furthermore, no assurances can be given that any benefits will be realized from such arrangements. Failure to enter into strategic alliances and transactions, or the failure of those entered into, could result in decreased revenues, increased expenditures and lower sales.

Our products may contain undetected technological defects, which could impair their market acceptance.

We market and sell products that are technologically complex. Our products may contain undetected defects or errors, particularly when first introduced or as new versions are released. In particular, our digital video surveillance products have not been manufactured in production volumes to date and may contain undetected defects that manifest themselves only after we produce them in production volumes. Such defects or errors may not be discovered until after a product has been released and used by the customer. We may incur significant costs to correct undetected defects or errors in such products and these defects or errors could result in future lost sales. In addition, product defects or errors may result in product liability claims, which could cause adverse publicity and impair market acceptance of our products. Any of the foregoing could have a material adverse effect on our sales, income and future business prospects.

Our intellectual property rights may not be adequate to protect our business.

We currently do not hold any patents for our products. We currently hold a provisional patent application relating to certain elements of the technology underlying our digital video surveillance products. Although we have filed and expect to continue filing, where applicable, patent applications, no assurances can be given that patents will be issued on our provisional patent application or any other application or that, if such patents are issued, they will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents, which may be issued to us, will not be challenged, invalidated or circumvented.

Even if we are issued patents they may not stop a competitor from illegally using our patented applications and materials. In such event, we would incur substantial costs and expenses, including lost time of management in addressing and litigating, if necessary, such matters. Any of the foregoing could have a material adverse effect on our income, sales, revenue and expenditures.

Additionally, we rely upon a combination of copyright, trademark and trade secret laws, license agreements and nondisclosure agreements with third parties and employees having access to confidential information or receiving unpatented proprietary know-how, trade secrets and technology to protect our proprietary rights and technology. These laws and agreements provide only limited protection. We can give no assurance that these measures will adequately protect us from disclosure or misappropriation of proprietary information or that failure of such protections would not have a material adverse impact on our products, sales and income.

Our products may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions.

The information technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our digital video surveillance products infringe their intellectual property and they may do so in the future. Any allegation of infringement could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or force us to enter into royalty, license or other agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on acceptable terms or at all. Any of the foregoing issues relating to the intellectual property rights of others could have a material adverse impact on our income, sales, revenue and expenditure outlays.

If our products infringe on the intellectual property rights of others, we may be required to indemnify customers for any damages they suffer.

We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties in the event any third party asserts infringement claims directly against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using, or in the case of value added resellers selling, our products. Such outcomes could have a material adverse impact on our income, financial condition and product line.

Failure to hire and retain qualified personnel could limit our ability to grow.

We depend on the continued services of our executive officers and other key personnel. In addition, in connection with the shifted focus of our business we may need to attract and retain a substantial number of new employees, particularly sales and marketing personnel and technical personnel, who understand and have experience with similar products and services. If we are unable to attract and retain qualified employees, our ability to grow could be impaired. Competition for personnel in this industry is intense, and we have experienced difficulty in recruiting qualified personnel due to the market demand for their services. The failure to hire and retain qualified personnel could have a material adverse impact on our day to day operations, income and future prospects.

Our current revenues and purchases are dependent on a limited number of customers and suppliers.

For the years ended December 31, 2002 and 2001, two customers accounted for 86% and 59%, respectively, of McDigit’s sales. During those same years, two venders accounted for 83% and 30%, respectively, of the McDigit’s purchases. If McDigit were to lose one or more of those customers before it is able to diversify sales from more customers, its income and financial condition could be materially adversely affected. Further, if McDigit were unable to obtain purchases from one of its primary vendors, it may not be able to timely obtain alternative sources without material adverse financial consequences. Our reliance on suppliers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. From time to time we, like other distributors in our industry, experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could suffer considerably.

Terrorist attacks and other acts of war may adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of war may lead to continued armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our operations as well as those of our clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity and may result in reduced demand for our products. These developments could have a material adverse effect on our business, financial condition and operating results.

Future sales of our common stock in the public market could harm our stock price and our ability to raise funds in new stock offerings.

The market price of our common stock could drop as a result of sales of large numbers of shares in the market, or the perception that such sales could occur. This is particularly true due to our relatively small number of stockholders and the resulting low trading volume of our common stock in the public market. These factors, together with the relatively low price of our common stock, also could make it more difficult for us to raise funds through future offerings or maintain our listing on the Nasdaq SmallCap Market.

No assurances can be given that continued expenditures on research and development will prove beneficial.

The Company intends to continue significant expenditures on research and development to develop new products and enhance its existing products. While the Company believes that these current research and development expenditures will be beneficial in the long term development of its business, there can be no assurance that the Company’s development and enhancement of products will be successful. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

If we cannot effectively manage our growth, our business may suffer.

Our recent growth has placed, and continues to place, a significant strain on our management, financial and operational resources. This growth also increases demand on our professional and technical services, sales, information systems, marketing and customer service and support functions. We intend to continue to pursue our growth strategy through increasing our sales efforts for existing and new solution and component offerings, increasing geographical sales coverage and strategic acquisitions. Continued growth will require increased personnel, expanded information systems and additional financial and administrative control procedures. We may not be successful in our efforts to manage growth. If we do not properly manage our planned growth, our financial condition and common stock price may suffer.

Orders for our computer products are generally cancelable or may be delayed by our customers without substantial penalties.

Orders for our computer products have been cancelled or delayed by our customers in the past. In general we attempt to work with our customers if there is a need to delay or cancel an order. Historically we have not attempted to impose any substantial penalties on our customers for delaying or canceling an order. There can be no assurance that similar cancellations or delays will not occur in the future. In the event that cancellations or order delays occur, our operating results will be negatively impacted.

We may be obligated to issue more shares of common stock to the prior shareholder of McDigit based on our future financial performance.

We may be obligated to issue additional shares of our Common Stock pursuant to the Reorganization and Stock Purchase Agreement related to the acquisition of McDigit, Inc. based on the achievement by McDigit of specific financial milestones in 2003, 2004 and 2005 and on the occurrence of other specific conditions. Accordingly, the final number of shares of our Common Stock that may be issued pursuant to this Agreement may not be known until sometime in 2006. The aggregate number of shares of Common Stock that may be issued pursuant to the Agreement may not exceed 85% of the then issued and outstanding shares of our Common Stock. If additional shares of Common Stock are issued to the former shareholder of McDigit pursuant to the Reorganization Agreement, shareholders of the Company will experience dilution in their ownership of the Company. If McDigit achieves all of the financial milestones and other conditions set forth in the Agreement, the dilutive effect to our other shareholders would be significant.

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

N/A

ITEM 2. CHANGES IN SECURITIES

(a)	On July 28, 2003, the Shareholders approved the amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 13,333,334 to 50,000,000 shares. Articles of Amendment have been filed and approved by the Secretary of State of the State of Nevada.

(b)	None

(c)	On August 8, 2003, the Company issued 5,383,472 shares of common stock to John Pan in exchange for 100% of the issued and outstanding capital stock of McDigit, Inc. In addition, on August 8, 2003, the Company issued 537,273 shares of common stock to the assignees of a broker that assisted with the acquisition of McDigit, Inc. The issuances of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on July 28, 2003 with respect to three (3) proposals, which were the adoption of the exchange agreement between the Company and McDigit, Inc., the proposal to increase the number of authorized shares of common stock to 50,000,000 and the election of eight additional listed directors. The following matters were acted upon:

Matter	Votes For	Votes Against	Abstain

Approval of the Reorganization and Stock Purchase Agreement, dated March 31, 2003, by and between Global ePoint, Inc. and McDigit, Inc.	3,137,998	88,715	2,229
Approval of the Amendment to the Company’s articles to increase the number of authorized shares of Common Stock of Global ePoint, Inc. from 13,333,334 to 50,000,000.	3,076,898	150,111	1,889
Approval of the eight additional directors to the current Board.	4,545,935	N/A	81,659

The Following directors continued in office: Keith A. Cannon, Darrell L. Richardson and Owen Lee Barnett.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Amended and Restated Articles of Incorporation March 1, 1993 (1)

3.2	Certificate of Amendment to Articles of Incorporation dated August 8, 1996 (2)

3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 14, 2000 (3)

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 28, 2003+

3.5	Restated By-Laws March 1, 1993 (4)

3.6	Amendment to Restated By-Laws dated May 27, 1993 (5)

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 +

#	Filed herewith

+	Furnished herewith

(1)	Incorporated by reference to Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993.

(2)	Incorporated by reference to Company’s Quarterly Report on Form 10-QSB for the quarter ended Sep. 30, 1996.

(3)	Incorporated by reference to Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

(4)	Incorporated by reference to Company’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993.

(5)	Incorporated by reference to Company’s Annual Report on Form 10-KSB for the year ended December 31, 1993.

(b)	Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2003 on August 25, 2003 for the purpose of reporting under Item 1 and Item 2 thereof the consummation of the merger of Global ePoint, Inc. and McDigit, Inc, and under Item 6 thereof, the resignation of Frederick Sandvick as a board member.

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: November 18, 2003	/s/ TORESA LOU
Chief Executive Officer

Date: November 18, 2003	/s/ JOHN PAN
Chief Financial Officer and Chairman

EXHIBIT INDEX

Exhibit No.	Document Description
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 28, 2003 +

31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 +

#	Filed herewith

+	Furnished herewith