Form 10KSB
period 2003-12-31
GLOBAL EPOINT INC
filed 2004-04-13
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-21738

GLOBAL EPOINT, INC.

(Name of Small Business Issuer as Specified in its Charter)

NEVADA	33-0423037
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

339 S. CHERYL LANE, CITY OF INDUSTRY, CA	91789
(Address of Principal Executive Offices)	(Zip Code)

(909) 869-1688

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.03 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for fiscal year ended December 31, 2003 were $21,393,000

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of

March 1, 2004, was $20,951,000

The number of shares outstanding of the registrant’s common stock as of March 1, 2004, was 10,848,454

Transitional Small Business Disclosure Format.  Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this annual report incorporate by reference certain information contained in the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as part hereof.

The Exhibit Index is located on page 58.

GLOBAL EPOINT, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2003

i

Global ePoint, Sequent, McDigit, and Best Logic are trademarks or registered trademarks of Global ePoint, Inc. or its subsidiaries. All other brands and names listed are trademarks of their respective companies.

CAUTIONARY STATEMENT

This Annual Report on Form 10-KSB and other documents we have filed with the Securities and Exchange Commission (“SEC”) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Words such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seek,” “intends,” “plans,” “potential,” “continue,” “estimates,” “anticipates,” “predicts,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this Annual Report on Form 10-KSB reflect the current good faith judgment of our management, such statements are based on facts and factors currently known by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause our actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents we file with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any forward-looking statements.

In this report, the words “Company,” “Global,” “we,” “our,” “ours” and “us” refer only to Global ePoint, Inc. and our subsidiaries and not any other person or entity.

ii

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

Global ePoint, Inc. and its subsidiaries is a provider of computers, computing solutions, and digital video products. Our business is operated from two divisions: our contract manufacturing division and our digital technology division. Our contract manufacturing division manufactures customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. Our digital technology division designs and markets digital video, audio and data transmission and recording products, primarily for surveillance systems.

In August 2003 (the “Merger Date”), we completed a merger (the “Merger”) with McDigit, Inc. (“McDigit”) pursuant to the terms of a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”). Prior to the Merger, the Company had been undergoing a series of transactions intended to enhance stockholder value. The first major step in that series was the sale of the substantial majority of the pre-merger Company’s business to Interlott Technologies, Inc. (“Interlott”) in June 2001. Upon the sale of that business to Interlott, the pre-merger Company received cash and the rights to receive earn-out amounts. See “Agreement with Interlott.” The second major step in the transformation process was the consummation of the Merger and the change in management of the Company.

Upon completion of the Merger and pursuant to the Reorganization Agreement, the Company acquired all of the issued and outstanding equity securities of McDigit in exchange for 5,383,472 shares of the Company’s common stock (“Common Stock”) and the issuance of options to purchase 1,511,015 shares of Common Stock with varying exercise prices equal to the exercise prices of the equivalent number of options and warrants outstanding on the date of the Merger. Consequently, as of the closing of the Merger, the previous stockholders of McDigit held approximately 50% of the Common Stock, Auspex LLC, an entity controlled by Toresa Lou, now the CEO and a director of the Company, held approximately 50% of the Company’s outstanding options and warrants, and McDigit became a wholly owned subsidiary of the Company. Additionally, a broker with respect to the transaction received 537,273 shares of Common Stock, or approximately 5% of the common equity of the Company. McDigit stockholders may receive additional shares of Common Stock based on the performance of the existing businesses in 2004 and 2005, as specified in the Reorganization Agreement, with the aggregate of such shares not to exceed 80% of the total of the then outstanding Common Stock (subject to an additional 5% issuance if the pretax income in 2004 or 2005 from the existing businesses exceeds $110 million), including options warrants or similar instruments that may be issued to the equity holders of McDigit pursuant to the Reorganization Agreement. See “The Merger.”

As a result of the Merger, McDigit’s businesses have now become our primary businesses, including an established business with an established customer base in contract manufacturing and an emerging technology business in the digital video technology industry.

In accordance with Financial Accounting Standard Board SFAS No. 141 “Business Combinations,” the merger with McDigit has been accounted for under the purchase method of accounting and treated as a reverse acquisition whereby McDigit is treated as the accounting acquirer and the Company is treated as the accounting acquiree. Accordingly, the stockholders’ equity of the Company has been recapitalized, and, for purposes of this Form 10-KSB and future filings, all pre-Merger presentations of the Company’s financial statements will be those of McDigit and all post-Merger presentations of the Company’s results of operations will be those of McDigit as well as the post merger activity of Global operations and consolidated operations occurring after the Merger Date. No adjustments have been made to McDigit’s historical carrying values.

We are a Nevada Corporation organized in March 1990. Our executive offices are located at 339 S. Cheryl Lane, City of Industry, CA 91789, telephone (909) 869-1688.

CONTRACT MANUFACTURING

Our contract manufacturing division manufactures customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. The substantial majority of the division’s business has been operating since the beginning of 2001 under the name of Best Logic. Best Logic is an ISO 9001:2000 and 9002 certified company.

In addition to the quality of the products produced by our contract manufacturing division, we believe our major competitive advantages over other contract manufacturers include our ability to globally source components to obtain favorable pricing based on our direct and indirect relationships with key suppliers, and our just-in-time manufacturing and scaleable production capabilities.

During 2003, the ability to globally source in an effective manner and obtain competitively-favorable pricing was secured in several instances through transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and majority stockholder, John Pan (“Related Parties”). Global sourcing is critical when pricing discrepancies on components or subsystems occur between international markets, or when products are no longer available in North America, but are still available internationally. If such arrangements had not been available to us in 2003, we believe our gross margins would have been negatively impacted. See “Certain Relationships and Related Transactions.”

With respect to the industrial and business markets, we currently provide industrial computers to those companies that use customized solutions based on industrial computer architectures to integrate with their industrial equipment and application software for a turnkey solution of their industrial applications. The major industrial and business application associated with our industrial computers has been X-Ray scanning equipment for use in airports. We believe we now provide a majority of the industrial computers used in X-Ray scanning equipment currently being deployed in the United States. During 2003, in addition to our other sales from the division described herein, our contract manufacturing division produced approximately $9.2 million of sales of industrial computers to industrial customers, which then integrated such computers into their industrial and business applications that were in turn sold to their customers. Two customers each accounted for more than 10% and, in the aggregate, accounted for approximately 32% of the Company’s total net sales in 2003.

With respect to the consumer market, commencing in the third quarter of 2003 we began providing high-end consumer PCs directly to retail customers through our brand, Vicious PC, and we began providing basic-level consumer PCs through a purchase order from Avatar Technologies, Inc. (“Avatar”), one of the Related Parties, which then distributed the PCs to its customers for retail sales. In 2003, Avatar, a consumer electronics products supplier, secured a major contract for consumer PCs with a large retail chain in Latin America and subcontracted the manufacturing of those consumer PCs to us. Based on this order, our contract manufacturing division generated sales of approximately $10.7 million from Avatar for consumer PCs in 2003, all of which were ultimately delivered to retail stores of Avatar’s customers throughout Latin America. Avatar accounted for approximately 50% of the Company’s total net sales.

Contract manufacturing strategy

We plan to leverage our experience, our competitive advantages, our technology capabilities from our other division, our resources and our relationships in our effort to achieve the expansion. Although we cannot provide assurance as to the likelihood of our success, we believe we are well positioned to move forward with our strategy.

We plan to expand our marketing and sales efforts to sell industrial computer for not only X-Ray security equipment, but also for medical equipment and instrumentation, biotech equipment, video surveillance equipment, homeland security systems, ticketing automation, telecom/datacom equipment, machine automation and robotic control, environmental monitoring equipment, diagnostic-testing and measurement equipment, and gaming machines. In the industrial computer market, where there are more special requirements for products and testing, yet often with limited quantities, we believe our contract manufacturing division is more flexible and still more cost effective than its competitors. In the consumer PC market we plan to continue seeking new product and market opportunities.

Operating data

The following financial data relates to the contract manufacturing division results of operations and assets as of and for the most recent years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Net sales	$21,305	$9,235
Cost of sales	17,146	6,547

Gross profit	4,159	2,688
Operating expenses	2,592	1,821

Income from operations	$1,567	$867

Total assets	$8,319	$3,077

Commercial Products

Our contract manufacturing division designs, manufactures, and sells the following products and services for various security and other applications. We believe we are generally more flexible and cost effective than our competition, while providing better support at an overall lower total cost than either in-house manufacturing, distributor integration or commercial manufacturers. The main base products used for customized industrial and consumer PCs are:

Industrial computers

An industrial computer is a computer that is designed and built for industrial applications, unlike consumer PCs, which are built for office, education, or home use. An industrial computer will include proprietary hardware and proprietary industrial application software and is typically integrated with other industrial equipment or products for a turnkey solution.

The computers that we build for our industrial and commercial customers are customized for the needs of the particular customer. Our main products include: customized computers for X-Ray scanning equipment; customized computers for digital video equipment; customized computers for bio medical equipment; and, customized computers for ticket automation equipment. The architecture of our industrial computers use a variety of different configurations. The two main variables in those configurations include the motherboard and the enclosures. The different types of motherboards include the ATX form-factor, the Micro ATX, the single board computer EBX, and the PC/104-Plus, as well as small custom form-factor motherboards. The form-factor of the industrial computer can either be a separate device that attaches to a larger apparatus or instrument, where the industrial computer serves as a control unit, or user-interface system console, such as is the case of X-Ray scanning equipment, where the industrial computer sits inside the larger X-Ray device, and serves as its controller, and user interface console. Our different enclosures range from a regular desktop to mini tower, rack, wall, and panel mount, as well as customized enclosures to meet specific customer requirements.

Our industrial computer chassis serves as the “housing” for some of our final products, with all of the additional industrial application hardware being internal to the computer chassis. The digital video recorder is an example of this product. The proprietary video capture hardware is included in the digital video recorder’s own chassis, typically a rackmount computer chassis.

We also offer a line of network servers that offer cost effective, full-featured products that provide effective solutions for various industry users. They include: the ISIS G21, an entry-level server offering options previously only available on a mid-level server. The ISIS G21 uses an IDE RAID 5 capable server, which enables cost effective and innovative solutions to common server dilemmas; and the ISIS 152, a multi-purpose server that can be configured as a robust general-purpose server, a dedicated database server, a web server, or a Network Attached Storage (NAS) server. An array of options makes the ISIS 152 a versatile product that optimizes its effectiveness for many different solutions.

Consumer computers—High end (these consumer PCs target the personal computer gamer market and are marketed through our Vicious PC brand)

Lord Class:    The Lord Class is our top of the line Vicious PC, engineered for powerful performance and outstanding graphics. These machines are built to outperform most game tasks and include a customized case to enhance overall perception. These machines include the latest component upgrades, such as nVidia 5950 Ultra or ATI 9800XT video cards, Serial ATA Raid drives, and 19” or 22” flat screen monitors. The Lord Class has three products: (1) Samurai Extreme, the most advanced of the Lord Class with the new Intel™ Pentium 4 with Hyper-Threading Technology Extreme Edition 3.20 GHz; (2) Paladin, with an Intel™ Pentium 4 Prescott processor and Hyper-Threading technology; and (3) Commando, with an AMD Athlon 64 FX processor and 64 bit processor capabilities and internal dual channel memory processing.

Master Class:    The Master Class is our mid-level Vicious PC that targets the mainstream consumer PC gamers. The Master Class category includes the following products: (1) Samurai, with an Intel® Pentium® 4 Processor 2.53GHz, 120GB hard drive, and an ATI Radeon 9600 XT video card on board; (2) Assassin, with a customized case, an AMD 64-bit processor and dual 80GB SATA hard drives (the Assassin has been recognized by several top-notch magazines, including Computer Gaming World, CNET, ZDNet, Computer Shopper, and more); (3) Predator, with an AMD XP processor and ATI’s Radeon 9800 video card; and (4) Phantom, with the Athlon XP 3200+, and a 400MHz front side bus and the option of the new NVIDIA GeForce FX 5600 video card and up to one gigabyte of 400 MHz DDR memory.

Warrior Class:    The Warrior Class is our basic level Vicious PC that targets novice consumer PC gamers. The Warrior Class has the following products: (1) Ranger, with an AMD 64-bit processor and a SATA hard drive and NVIDIA 5200 video card and 19” monitor; and (2) Shadow, with an AMD Athlon processor and Leadtek nForce motherboard, 80GB hard drive, 16X DVD drive and an ATI Radeon 9200 128 MB video card.

Consumer computers—Basic-level

Our basic-level consumer PCs are built for general use at home and office. We do not brand these consumer PCs, but rather build them specifically for branding by the particular retailer when we obtain a purchase order.

Marketing and sales

During 2003, in addition to our sales to Avatar, we sold our products through a combination of direct sales and agents and manufacturer representatives. We have two regional sales managers and five inside sales personnel, and six manufacturer sales representative firms. We pursue potential sales leads identified internally or provided by our manufacturer representatives. We have used a variety of marketing programs to attract potential customers. These programs have included and will continue to include market research, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences and seminars. To support sales efforts, we have and will continue to produce promotional materials that include brochures, video presentations, data sheets and other technical descriptions.

Competition

Our contract manufacturing division operates in the industrial, business and consumer PC contract manufacturing industry, which is very competitive with manufacturers ranging from small, privately-held and managed operations, to multi-national corporations.

The most important competitive factors we face include pricing, quality control, in-time, scaleable production capabilities and customer service. In particular, costs for component parts are constantly fluctuating based on worldwide demand and manufacturing processes are continuously being evaluated and improved by our competitors worldwide.

We classify our competitors in three groups: (1) industrial computer manufacturers; (2) commercial and consumer PC manufacturers; and (3) large and midsized electronic contract manufacturing service providers. The industrial computer manufacturers include Arrow, Avnet, Pioneer Standard, and Bell Micro. The commercial and consumer PC manufactures include Dell, HP/Compaq, and IBM. The large and midsized electronic contract manufacturing service providers include Solectron, Flextronics, and Celestica.

In order to obtain a competitive advantage in the market place, we continually manage component pricing and operational costs and strive to provide scaleable, in-time production capabilities. We believe that our contract manufacturing division achieves a competitive advantage by providing superior quality and capacity over smaller competitors while providing superior customized solutions and service over larger multi-national corporations. In the industrial computer market, where there are more special requirements for products and testing, yet often with limited quantities, management believes that the division is more flexible and still more cost effective than its competitors.

Manufacturing and Supply

The division’s products are generally based on standardized consumer PC architectures and, therefore, can be produced relatively efficiently with “just-in-time” type purchasing and assembly coordination. We have direct and indirect relationships with key computer components suppliers in the world. We also leverage our purchase of some key computer components through Avatar, one of the Related Parties, to get more favorable pricing and credit terms. For the foreseeable future we will continue to rely on purchases from Related Parties for our components and sub-assemblies. A significant disruption in the ability to obtain components from these vendors could negatively impact our ability to timely produce our products.

In addition, in 2003 we utilized the contract manufacturing equipment owned by one of the Related Parties under our facilities lease arrangement with such company. For the foreseeable future we will continue to be dependent on that equipment and the loss of use of that equipment would have a detrimental effect on our results of operations and business.

Research and development

We believe our contract manufacturing division is an innovative technology provider in several areas within the industrial computer, commercial computer, consumer PC and contract manufacturing markets. The architecture and technology deployed are engineered to meet specific customer needs. We continuously review and improve manufacturing processes to provide high quality, cost effective manufacturing solutions, as well as a competitive product line.

We also gain development benefits by using the knowledge already developed from the team of engineers and scientists employed with our digital video technology division. Through the combination of both the contract manufacturing division and digital technology division’s efforts, we intend to maintain a high level of investment in development of new solutions and enhancements.

DIGITAL TECHNOLOGY DIVISION

Our digital technology division is in the initial stages of designing, marketing and selling digital video products, primarily for commercial and industrial and law enforcement surveillance systems. During 2003, this division continued to focus on development of its products and technologies and marketing to the law enforcement market and has not, to date, produced significant revenues. Currently, we are also continuing to recruit needed personnel with the necessary skill sets to improve our products and to develop a broader list of products for different vertical markets and a marketing strategy for this division.

Prior to the Merger, McDigit had obtained sales and marketing rights to a long-range video, audio and data transmission and recording system, called the “Raidius System” from Sequent Technologies, Inc. (“Sequent”). Effective in March 2003, McDigit purchased the remaining rights to the Raidius System. Those rights included provisional patents, manufacturing designs, and other intellectual property related to the Raidius System in order to market the product throughout the United States.

After March 2003, we began pre-marketing activities under the brand name Sequent. The initial primary focus of Sequent was on developing the technology and positioning the marketing initiatives to provide a mobile digital video surveillance system for law enforcement agencies. The strategy was to develop an advanced in-vehicle digital video recording system, capable of wireless transmission, that could be installed in police cruisers, and to develop an intelligent information management system (the “Raidius IMS”) that could be used to find records in order to reduce the time and effort otherwise required to access and use archived data. In that connection, Sequent created the Ranger 350i, a proprietary wide-area digital video transmitter coupled with a digital video recorder and multi-purpose computing system. The video recordings of the Ranger 350i can be VHS-quality and transmitted using a variety of different existing wireless networks to deliver compressed video. In addition, Sequent teamed with EDO Technical Services Operations (“EDO”), a division of EDO Corporation, to develop the Raidius IMS.

The Company worked with EDO to provide the first installation in the United States of a complete turnkey mobile digital video surveillance system for a law enforcement agency. The system was installed in the City of Riverside Police Department in California (the “Riverside PD”). Our Ranger product has, as of the date of this report, been in operation with the Riverside PD for a number of months. In April 2004, the Riverside PD placed an additional order with us for more Ranger 350i units.

Throughout a substantial portion of 2003, Sequent continued to focus on product development and developing a network of distributors to market and sell products to law enforcement agencies throughout the United States. During 2003, the division signed up distributors for Sequent’s products and incurred approximately $1.3 million of costs for the development and marketing of Sequent’s products. In addition, the division incurred an additional $.4 million of costs for general and administrative expenses that included $.2 million of expenses associated with Sequent’s efforts, and $.2 million of professional services expense related to our obligations as a public company. The division also incurred research and development expenses of approximately $.5 million in 2003.

During the fourth quarter of 2003, we determined that law enforcement agencies required a greater amount of sales lead time than we had originally anticipated. As a result, although the law enforcement market remains a focus of the Company, we reallocated resources in early 2004 to the commercial and industrial and homeland security market for digital video technologies. As a result of our new business and growth strategy, we added a new business unit with the purpose of providing new technology and augmenting Sequent’s existing technology. The new business unit includes a strategic team of specialty engineers chosen for their skills and experience relating to our plans. The members of this team bring combined expertise in audio/video compression for MPEG4 and H.263+, MP3, VoIP, SOC design, CMOS imaging, imbedded systems, camera device drivers, digital set-top box development, GSM/GPRS cellular, and other digital technology development and applications. In the future, we intend to enter new markets and develop new compression technology for next-generation digital video and Internet protocol (IP) applications for commercial, consumer, and other security and surveillance needs.

We also restructured this division in January 2004 and eliminated a number of non-essential personnel and expenses. As part of this restructuring, we made Sequent a business unit of the overall digital technology division with its focus primarily on the law enforcement market.

We believe, as a result of our restructuring of the digital technology division and the addition of our new business unit into the division, we are well positioned to take advantage of the expanding digital video market.

Digital video security and surveillance market

The digital video security and surveillance market consists primarily of digital video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities, law enforcement vehicles, and corporate sites. Government agencies, private organizations, corporations and individuals are increasingly recognizing the need for surveillance of their facilities and operations to ensure the proper level of security. Law enforcement agencies especially have become increasingly aware of the need for video surveillance in daily law enforcement activities. In addition, there is heightened public awareness to the security needs of public facilities, including airports and government buildings, as well as other organizations and institutions.

Traditionally, video security consisted of connecting surveillance cameras to analog monitors and VCR recording equipment that archived video images on tape. Today, digital video technology offers many advantages over analog equipment while allowing for the continued use of the existing infrastructure of installed cameras. These advantages include more efficient storage of video for faster search and retrieval, either locally or remotely through IP networks, and the capability to interface with other digital systems, such as access control.

Digital video security systems are marketed primarily to government agencies and public and private organizations for use in airports, public buildings, correctional facilities, law enforcement vehicles, and corporate sites that require the capture, retention and analysis of video information for crime prevention and investigation, asset protection and other related purposes.

Digital technology strategy

Our goal is to become a major provider of secured network digital video technology in commercial and industrial, law enforcement, homeland security, and military applications. We have implemented several initiatives designed to achieve that goal.

In January 2004, we added a new research and development team that bring combined expertise in audio/video compression for MPEG4 and H.263+, MP3, VoIP, SOC design, CMOS imaging, imbedded systems, camera device drivers, digital set-top box development, GSM/GPRS cellular, and other digital technology development and applications. As we review market opportunities, we will continue to review further enhancements to our in-house expertise and will consider other methodologies to providing such enhancement, including outsourcing certain research and development efforts and some of our development to Asia and other areas of the world if deemed more efficient and cost effective.

We believe we have the strategic and financial ability to pursue opportunities to expand our business through strategic partnerships, acquisitions and other development activities on a selective basis. In line with that strategy, we have entered into two strategic alliances. In October 2003, we entered into an agreement with Media Excel, Inc. (“Media Excel”), providing us with exclusive manufacturing rights and nonexclusive sales and marketing rights of Media Excel. Media Excel is a software solutions provider focused on developing real-time encoding, streaming and transcoding for standard-based audio-visual communication. The software solutions are designed for digital video applications, such as streaming, surveillance, conferencing, broadcasting and content authoring. The strategic arrangement allows us the ability to review and assess Media Excel’s technology in order to assist in pursuing potential sales in that market. In February 2004, we entered into an exclusive manufacturing and nonexclusive marketing arrangement with ComCam International, Inc. (ComCam) for ComCam’s camera-based intelligent video technology platforms and associated software. The strategic arrangement allows Global to accelerate its offering of multiple products and platforms for the digital video surveillance market, including the wireless and CCTV access control markets. We are also currently evaluating a number of potential acquisitions with businesses in strategic market segments. See “Subsequent Events.” Our goal with respect to those potential acquisitions is to not only provide us immediate business in those market segments, but also to accelerate our introduction of new technology into those market segments.

We will also evaluate in-house development efforts that may be required from opportunities that arise from the normal course of conducting our business. For instance, we are currently evaluating the development of an Internet protocol (IP) camera for special weapons and tactics team (SWAT) surveillance operations in real-time video and audio streaming We have also developed a prototype advanced digital video recorder that is undergoing evaluation for use in the United States Air Force B-1 Bombers. We are also developing other advancements to digital video recording.

Commercial Products

The digital technology division provides state-of-the-art high security video, audio, and data transmission systems, as well as, indexing and archiving systems. These systems can transmit video, audio and data files using many of the existing wireless networks. Our video recorder/transmitters are capable of recording thousands of hours of video on a single unit using solar, battery, AC, DC, or aircraft power. They can be readily installed anywhere as a standalone system or interfaced with existing video surveillance systems, which makes surveillance in remote locations or at one time special events possible.

Our ability to network video surveillance systems and provide secure access to that network and its archived files via existing internet, cellular and computer interface dramatically advances the potential use of video for several different applications, including law enforcement, homeland security, inventory, defense, commercial, airport and airline security, public safety, and access security. Our wireless products are designed to be able to be readily installed as a standalone system or integrated into new or existing video surveillance systems. The following are the base products that are currently being offered by the Sequent business unit:

Ranger 350i—A wide-area digital wireless video transmitter that’s also a digital video recorder as well as a powerful multi-purpose computing system. It is designed to be the smallest, lightest, and most robust system of its kind in the world. The product delivers digital television quality video, audio and data files using a number of existing satellite, wireless, or wired networks.

Paladin Quattro—A digital recorder transmitter, also known as a sensor, is designed to link four cameras to not just a command post or security room, but to personnel on the ground or in the air. Paladin Quattro systems can serve as data-gathering nodes for intelligence management networks, allowing almost instant viewing of events as they happen while simultaneously recording thousands of hours of VHS-quality video with audio, time/date/location stamping and event triggers, which can allow the video to be quickly and easily searched at a later date. All information is recorded to a secure device that is tamper proof, ensuring the accuracy of the video.

Raidius IMS (Information Management System)—Stored video files are accessed via the Raidius IMS. Users can instantly search and retrieve event files from thousands of hours of stored video. Unlike linear tape systems, there are no cassettes to handle or store. And when a file is retrieved, the Raidius IMS can instantly detect any alteration or deletion with its patent pending authentication system. Raidius IMS also provides secure automated wireless upload of video files from vehicle mounted or remote Rangers onto the storage media with automatic entry to the control database and with no user or administrative intervention. The technology allows recorded video and audio data to be uploaded in minutes.

New Products—Our new business unit is working on a number of new products. The target market for our new products will include homeland security, military, industrial, airlines, and general commercial applications.

Marketing and Sales

During 2003, marketing and sales efforts in the digital technology division focused on establishing a domestic sales distribution network that would act as Sequent’s primary sales and marketing force, as well as the primary installation provider for our systems. No significant sales were generated during 2003 in this division.

Going forward, we intend to enhance our sales and marketing programs through strategic alliances, acquisitions, and national distributor relationships.

We intend to sell our products primarily through national prime contractors and distributors with our own internal sales force for branding our products to our customers including law enforcement and other governmental agencies. We anticipate that we will use a variety of marketing programs to build brand name awareness, as well as to attract potential customers. These programs have included and will continue to include market research, product and strategy updates with industry analysts, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences, seminars, and a public relations program that includes demonstrations of our products.

Competition

The digital technology division faces strong competition in the markets for its products. We expect competition to persist and intensify in the digital security and surveillance market, primarily due to increased demand for homeland defense and security solutions. Our primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. The digital technology division operates primarily in two areas (1) the existing technology that is widely used in law enforcement, military, commercial security, public safety and homeland defense which is based around VHS video camera’s and recorders (“Legacy Systems”) and (2) various advanced technology systems that utilize combinations of the latest digital recording and data management technologies available today (“Advanced Systems”).

Manufacturers of Legacy Systems are numerous, as this market has fully matured. However, we expect to compete primarily against other Advanced Systems manufacturers for entire system upgrades. Manufacturers and suppliers of advanced systems include Loronix, Mobile Vision, Applied Concepts, Secure Eye, Kustom Signals and Coban. We believe our system is competitively positioned to any other advanced systems for the following reasons: (1) wireless data transfer is not available from most other manufacturers, (2) longer storage times, (3) most other systems only provide audio and video while our systems provide various integrated data in the same screen display output, (4) our systems utilize compressed data structures which greatly enhances wireless transfer, data storage, and required less hardware capacity and (5) lower total cost of ownership.

We believe that our success depends primarily on our ability to provide technologically advanced and cost effective solutions. Our competitors that manufacture other security-related systems or other recording systems may derive a competitive advantage in selling to customers that are purchasing or have previously purchased other compatible equipment from such manufacturers. We expect that competition will increase as other established and emerging companies enter the market, and as new products, services and technologies are introduced.

Manufacturing and Supply

The digital technology division will be provided all its products form our contract manufacturing division. See “Manufacturing and Supply” under “Contract Manufacturing Division” herein.

Research and Development

We intend to continue to enhance the features and performance of our existing products and introduce new solutions by extensive research and development activities in our primary corporate facilities. However, we also intend to develop potential enhancements and new solutions through outsourcing in Asia. We believe that our future success depends on a number of factors which include our ability to:

•	identify and respond to emerging technological trends in our target markets;

•	develop and maintain competitive solutions that meet our customers’ changing needs;

•	enhance our existing products by adding features and functionality to meet specific customer’s needs, and to differentiate our products from those of our competitors; and

•	reduce our time to market.

Our development strategy involves rolling out initial releases of our products and adding features over time. We have incorporated and intend to continue to incorporate product feedback we receive from beta tests and customers into our product development process. While we expect that new products will continue to be developed internally, we may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties. We incurred general research and development costs in 2003 of approximately $.5 million.

THE MERGER

On July 28, 2003, our stockholders approved the Reorganization Agreement, which was included in the Definitive Proxy (14a) filed by the Company on July 1, 2003, and the Merger was completed on August 8, 2003 in accordance with the agreement. The following is a summary of the agreement, but this summary is qualified in its entirety by reference to the full text of the agreement.

Terms of the Merger

Pursuant to the Reorganization Agreement, the Company acquired all of the issued and outstanding equity securities of McDigit in exchange for 5,383,472 shares of Common Stock and options to purchase 1,511,015 shares of Common Stock. As a result, McDigit became a wholly owned subsidiary of the Company. John Pan, a previous stockholder of McDigit and now the current Chairman and CFO of the Company, received the 5,383,472 shares of Common Stock, and Auspex LLC, an entity controlled by Toresa Lou, now the CEO and a director of the Company, received the 1,511,015 stock options. Consequently, as of the closing of the acquisition, the previous stockholders of McDigit held approximately 50% of the Common Stock and Auspex LLC held approximately 50% of the outstanding stock options and warrants of the Company. Additionally, a broker with respect to the transaction received 537,273 shares of Common Stock, or approximately 5% of the common equity of the Company. With respect to the 1,511,015 options to purchase the Company’s Common Stock that were issued to Auspex LLC in connection with the acquisition, those options were issued pari passu to, and in a number equal to, the outstanding options and warrants of the Company at the time of closing pursuant to the Reorganization Agreement. The options granted to Auspex LLC may only be exercised in the same number as the number exercised from the existing options and warrants held at the time of closing.

Earnout Provision

In addition to the 5,383,472 shares of Common Stock issued at time of closing (the “Global Shares”), the McDigit stockholders may receive additional shares of Common Stock based on the performance of the acquired companies and Global’s income from pre-acquisition businesses. The earnout formula is based on a number of factors, the basis of which, is “After-tax Income.” After-tax Income is defined as net income in accordance with GAAP, but shall not include any amounts earned from Global’s present litigation with the State of Pennsylvania. Also, the calculation of After-tax Income does not include earnings from other businesses where the sole consideration for the acquisition of such businesses is not from the Common Stock issued to the McDigit stockholders pursuant to the terms of the agreement. If the sole consideration is from the Common Stock issued to the McDigit stockholders pursuant to the terms of the agreement, then the After-tax Income shall be included. After-tax Income does not include charges against income that are in connection with the acquisition of the Acquired Companies, including, but not limited to, charges related to the issuance of stock options and/or warrants to the McDigit stockholders at time of closing, one-time charges related to merger costs and charges related to changes in accounting for pre-closing items that affect post-closing income (e.g. changes in valuation allowances of card dispensing equipment of Global or post-closing losses from sales of that equipment that were held prior to closing).

Earnout Formula

The following formula will be used for the basis of issuances of additional Common Stock to the McDigit stockholders: (i) After-tax Income for the years set forth below multiplied by (ii) ten, divided by (iii) the Stock Price for that respective year (as set forth on the chart below), minus the sum of (A) the total of the outstanding shares of Global Common Stock immediately prior to closing, (B) the Global Shares and (C) any additional Common Stock, not including stock options, warrants, or similar instruments, issued to the stockholders of McDigit pursuant to certain terms. If the number generated by the earnout formula is positive, then that number of shares of Common Stock would be issued to the McDigit stockholders on or before 120 days following the formula year. If the number generated by the formula is zero or negative, then no additional shares of Common Stock will be issued. In the event that Global’s revenue, which shall include all the income earned by Global from pre-acquisition businesses (e.g.—income from earnout payments, telephony revenue, equipment sales, etc.), does not meet or exceed $1 million for any of those respective years or an aggregate of $3,000,000 during such three year period, then the reduced stock price (as set forth on the chart below) shall be used for that respective year to calculate any additional Global share issuances.

The per share Common Stock price to be used is as follows:

Year Ending December 31,	Stock Price	Reduced Stock Price
2004	$3.90	$3.60
2005	$4.70	$4.40

Based on the financial performance of Global for 2003, no additional shares under the earn out formulas were issuable to the McDigit stockholders for that period and, therefore, formula information for that period has not been included above.

Additionally, should any of the stock options and warrants of Global that are outstanding at the time of Closing be subsequently exercised, the McDigit Stockholders may earn additional shares of Common Stock in accordance with the following formula (the “Option Exercise Formula”). The maximum number of those additional shares of Common Stock shall be calculated as follows: 400% of the total outstanding options and warrants of Global immediately prior to closing, minus the number of options and warrants granted to the McDigit stockholders at the time of closing. The McDigit stockholders would be issued additional Common Stock, based on the above Option Exercise Formula upon the exercise (other than by McDigit stockholders) of additional options and warrants outstanding at the time of closing, but only to the extent allowed under the Earnout Formula, as modified as follows: After Tax Income multiplied by (i) ten minus (ii) an amount equal to what the aggregate exercise price would have been for the additional shares of Common Stock allowed to be issued under this modified formula, assuming those shares had been exercised from options and warrants with the same exercise price as the Global options and warrants that actually were exercised (“Modified Earnout Formula”).

A special one-time issuance of an additional 5% of the total of the Maximum Shares under the Modified Earnout Formula shall be permitted in any of the three years immediately following the acquisition, if the Acquired Companies achieve $110,000,000 in income before taxes during any one-year period in any of 2003, 2004 or 2005.

In no event, except with respect to the 5% “Special Issuance” described above, shall the aggregate number of shares of Common Stock, including the number of shares of Common Stock underlying any options, warrants or other rights to acquire Common Stock, issued to the McDigit stockholders exceed 80% of the total of the outstanding shares of Global at time of closing, plus the number of Global options and warrants exercised after time of closing, plus all the Global Shares, including those from the exercise of stock options and warrants, issued to the McDigit stockholders pursuant to the provisions herein.

In the event a final and non-appealable judgment is awarded in favor of the Commonwealth of Pennsylvania in connection with the lawsuit filed by Global relating to breach of contract (see “Contract Litigation with Pennsylvania”), the number of Maximum Shares available to be issued pursuant to this Section 6 shall be increased by 3,000,000 (“Maximum Additional Shares”). In the event a monetary judgment is awarded in favor of Global, the number of Maximum Additional Shares shall be reduced by one share for each dollar awarded to Global.

AGREEMENT WITH INTERLOTT

On June 30, 2001, the pre-merger Company completed the sale of its lottery business to Interlott. The pre-merger Company’s lottery business encompassed substantially all of the pre-merger Company’s operations through the date of sale. As part of the sale, Interlott agreed to pay us up to $9 million as a deferred payment and up to $6 million as an earnout, subject to a number of restrictions.

The deferred payment is payable at the rate of $150,000 per month during the five-year period commencing with the first full month following the closing if certain benchmark gross profits were received by Interlott on contracts provided to it at time of the sale. The asset purchase agreement for the sale sets forth benchmark gross profit levels from revenue derived from a combination of contract extensions and new orders from previous lottery clients. These gross profit levels are cumulative from the beginning of the five-year period. We will receive the full $150,000 monthly payment only as long as Interlott’s cumulative gross profit from these contract extensions or new contracts equals or exceeds the cumulative benchmark gross profit level. If the cumulative gross profit is less than the benchmark cumulative gross profit, the $150,000 is subject to reduction in accordance with the formula. If, during the five-year period when the deferred payment is being made, Interlott’s gross profit from these sales subsequently reaches or exceeds the benchmark cumulative gross profit level, we will recover any previous reductions taken from the monthly payments. We cannot assure you that we will collect all or any significant portion of the $9 million deferred payment. To date we have only received approximately $29,000 in deferred payments. However, based on schedules provided to the Company from Interlott, we believe that deferred payments should have begun by the first quarter of 2003. We have requested an audit of the calculations and the specified actual gross profits earned by Interlott and anticipate such audit to be completed in 2004.

With respect to the earnout provision of the sale agreement, the earnout, if any, is payable in two stages during the five years following the closing date. In the first stage, for which the maximum earnout is $3 million, we receive 10% of Interlott’s gross revenue from new sales and leases of specified proprietary products provided to Interlott as part of the sale. The second stage begins if we have received $3 million from Interlott’s gross revenue from these products. If the second stage is reached, we are entitled to receive 10% of Interlott’s gross revenue only from new sales and leases of other specified products during the remainder of the five-year period. If Interlott generates revenue from these products and the revenue is used in the calculation of the deferred payment, which is described in the previous paragraph, we are not entitled to a payment under the earnout from that revenue. No amounts under this provision have been paid to us through December 31, 2003.

Pursuant to the asset purchase agreement, we also transferred to Interlott our patents and technology relating to our on-line technology. At the closing, we entered into an on-line technology agreement, pursuant to which Interlott is to pay us a royalty based on Interlott’s gross profit, if any, generated from the sale or lease of products that utilize the on-line technology. The percentage royalty payable by Interlott ranges from 2.0% to 7.0% depending on Interlott’s gross margins from those products. The online technology agreement is subject to other terms and conditions as stated in the sale agreement. There were no royalty fees paid to the Company during the year ended December 31, 2003.

CONTRACT LITIGATION WITH PENNSYLVANIA

In 2002, the Company was awarded a judgment against the Commonwealth of Pennsylvania (“Pennsylvania”) for a previous action filed against them by the Company in the Pennsylvania Board of Claims relating to a breach of a 1993 lottery contract and a breach of a disputed contract under a 1995 RFP that Pennsylvania awarded to the Company. The Board of Claims found that Pennsylvania had acted in bad faith, that the 1993 Contract was breached, that a contract had been entered into with respect to the 1995 RFP and that the Company relied on Pennsylvania’s bad faith in attempting to perform under the contract. As a result, the Board of Claims awarded approximately $4.5 million in damages plus interest in excess of $1 million. However, Pennsylvania filed an appeal with the Pennsylvania Commonwealth Court during 2002 and in March 2003 the Commonwealth Court reversed the award for damages relating to the 1995 contract based on their finding that no contract was executed. The Company filed an appeal of the case to the Pennsylvania Supreme Court, which has accepted the appeal and scheduled a hearing date for April 2004. The Company continues to believe that Pennsylvania breached its duties under a 1995 RFP that was awarded to the Company, that a contract had been formed, and that the Company should be awarded the full contract damages. However, there can be no assurances as to the ultimate outcome of the appeal.

CARD DISPENSING EQUIPMENT

Part of the assets of the pre-merger Company that are now part of the assets of consolidated Company include approximately 2,100 debit card dispensing machines, which are referred herein by their product name, Debit Card Retailer (DCR). The DCR is designed to provide high security and high visibility using a minimum of floor or counter-top space. The machines are available in several models, which house either two, three or four bins and are able to accept various denominations of foreign and domestic currency. The DCRs accommodate bill currencies. A customer inserts a bill into the DCR, receives credit, and then selects the denomination of prepaid phone card or other card/pass by pressing the button located immediately under the appropriate card display. The DCR dispenses a single card to the buyer.

The DCRs in the past have been primarily used for dispensing phone cards. However, there are many other debit cards, which can be dispensed using the DCR terminal, including bus and subway passes. Each card dispenser in a DCR stores approximately 400 cards, depending on the thickness of the cards, thus providing a maximum capacity of about 1,600 cards in our 4-card machine. The DCR includes a display that shows instructional and promotional messages and can also be equipped with the “Grabber,” a multi-color LED sign, which is mounted on top of the machine and includes a built in memory. A customized message typically is input prior to installation of the machines. These messages can be changed on site using a hand-held remote control or loaded from a remote site with our optional “Shadow” communication program.

The card dispensing equipment and related parts inventory were valued at the date of the Merger based on its minimum net recoverable value, estimated by management to be approximately $1 million. We did not pursue the sale of the DCR products in 2003. We are now developing and evaluating plans for either the redeployment or sale of the DCRs in 2004. If we redeploy the DCRs, we may commence operations that involve the sale of prepaid phone cards. We currently have an inactive subsidiary, Global Telephony, to potentially support phone card operations. However, if we do, we anticipate such operations would represent a small part of our anticipated future businesses.

In the United States, most of the prepaid calling cards use an “800” number that is called for verification of the card by entering a PIN number located on the card. Prepaid telephone cards generally allow card purchasers to buy blocks of calling time at a discount. The cards are more convenient, and the use of prepaid cards eliminates the need to maintain cash on hand to feed the pay telephone when making a call. Prepaid telephone cards also reduce the risk of credit card fraud or theft, since a theft of a prepaid phone card results only in the loss of the face value of the card less any time already used. Although we believe the market for prepaid phone cards remains large and viable, it also is very competitive.

EMPLOYEES

As of March 1, 2004 the Company and its subsidiaries employed 78 employees, all of which are full-time. There are 2 executives, 15 management and administrative positions, 39 manufacturing employees, 12 sales and marketing staff members, and 10 software and hardware engineers. We have also entered into various consulting and service contracts with industry specific experts to provide the Company with the necessary technical skills and knowledge that are necessary to meet the goals of our business plan.

ITEM 2.    DESCRIPTION OF PROPERTIES

We lease approximately 39,000 square feet in the City of Industry, California on a month-to-month basis from one of the Related Parties for our corporate headquarters and manufacturing facilities. Most of our corporate, administration and manufacturing is conducted in that facility, which is substantially used to its capacity. As part of our facilities lease with and payments to the Related Party, we rent manufacturing and assembly equipment from this Related Party for our contract manufacturing division. Rental expense, including the equipment related expenses, was $8,000 per month plus utilities from January 1, 2003 through September 30, 2003 and $11,400 per month plus utilities from October 1, 2003 through December 31, 2003.

In December 2003 we also began leasing from this same Related Party 24,000 square feet of additional warehouse and office space in the City of Industry to accommodate growth in our contract manufacturing business. The monthly rental expense for this additional office space is $16,000 under a lease expiring in December 2006.

We also lease a 32,000 square feet facility in San Marcos, California, pursuant to a lease that expires in 2013. Approximately 26,000 square feet of the facility is subleased to an unrelated tenant under a 10-year sublease agreement. The sublease terms provide for rent that exceeds our rent on the entire building. We use the remaining 6,000 square feet of the building for warehousing of our equipment.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2003, the Company and its subsidiaries were not involved in any material litigation or regulatory proceedings against the Company. Management is not aware of any material threatened or pending litigation that might exist.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

N/A

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Global’s Common Stock is traded on the Nasdaq National Market under the symbol GEPT.

The following table sets forth the high and low bid prices for Global’s Common Stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$2.14	$1.10	$1.70	$1.40
Second Quarter	2.26	1.46	1.94	1.48
Third Quarter	5.74	1.81	1.57	1.19
Fourth Quarter	6.85	4.42	1.39	1.12

The number of stockholders of record of Global’s Common Stock, par value $.03 per share, as of March 1, 2004, was 671. The approximate number of beneficial stockholders was 1,639.

Global has never paid any cash dividends on its Common Stock and will not do so in the foreseeable future.

Global had the following unregistered sales of securities during 2003. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

•	In August 2003, upon the closing of the Merger and pursuant to the Reorganization Agreement, John Pan received 5,383,472 shares of Global’s Common Stock and Auspex LLC (“Auspex”), an entity owned by Toresa Lou, the Company’s Chief Executive Officer, received 1,511,015 options to purchase Global’s Common Stock. The options issued to Auspex were pari passu terms to, and in a number equal to, the outstanding options and warrants of the Company at time of closing of the Merger.

•	In August 2003, Alan Kau and Gary Bryant, former Merger consultants to the Company, each received warrants to purchase 5,000 shares of Global’s Common Stock at $3.78 per share, vesting immediately and exercisable for 36 months.

•	In November 2003, the firm of Silverman Heller Associates, an investor relations firm, received warrants to purchase 15,000 shares of Global’s Common Stock at $6.47 per share, vesting in 15 equal monthly installments, unless their consulting arrangement is terminated earlier, and exercisable over the earlier of (i) the termination of the consulting arrangement, or (ii) five years.

•	In October 2003, Madeline Chan, a consultant for the Company, received warrants to purchase 10,000 shares of Global’s Common Stock at $5.20 per share, vesting December 31, 2003 and exercisable through December 31, 2004.

•	In November 2003, Mr. Daryl Gates, the former head of the City of Los Angeles Police Department and consultant to the Company, received an option to purchase 60,000 shares of Global’s Common Stock at $6.47. The option was fully vested upon grant and is exercisable over a period of time which is the shorter of the term of his consulting arrangement and five years.

The Company’s equity plan information required by this item is incorporated by reference from the information under the heading “Equity Compensation Plan Information” in the Company’s Proxy Statement.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In August 2003 we completed the Merger with McDigit pursuant to the terms of the Reorganization Agreement. See “The Merger.” As a result of the Merger, McDigit’s primary business has now become our primary business, thereby transforming the Company and moving it into the contract manufacturing and digital video technology businesses. Our contract manufacturing division manufactures customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. Our digital video technology division designs and markets digital video products, primarily for surveillance systems.

Currently we are generating revenues from our contract manufacturing operations and using the proceeds from that division to support our digital video technology division operation, with the objective of designing, developing, manufacturing, and distributing complete secure network digital video systems and total solutions for law enforcement, military, homeland security, commercial, industrial, and consumer markets.

The Company believes its competitive advantages in parts and components pricing, quality control, in-time production capabilities, customer service, and scalable production processes will support a planned extension of the operations of our contract manufacturing division—primarily the manufacture of specialized, custom-designed computers for industrial and commercial use—to include designing and manufacturing a broad range of products and systems, including digital video technology products.

Our business strategy includes leveraging our current contract manufacturing facilities to generate production-cost efficiencies for our digital video technology division. The Company plans to hire an additional offshore R&D team of specialty engineers to supplement the existing core R&D teams and enable faster product development in a cost-effective manner. The combined total R&D expertise of the Company is expected to create not only new proprietary technologies for digital video applications, but also the ability to create intellectual properties for contract manufacturing customers, thereby enabling the Company to engage in both original equipment manufacturing and original design manufacturing.

To implement planned technology advances and new product development, we are focusing resources on new, proprietary digital compression technology, Internet protocol applications, and database management applications. The Company believes these elements are keys to developing the secure network digital video technology that is expected to drive the development of the Company’s next generation of digital video products. High-end software for intelligent management of data transmitted from secure digital video networks is also planned as a component of the Company’s total digital video technology solutions.

Global ePoint is also seeking external opportunities to enhance product development and broaden its sales and distribution channels. Management is aggressively pursuing strategic alliances and partnerships, mergers, and acquisitions that complement and support these objectives.

In summary, by effectively integrating operations, reducing costs, introducing new products and technologies, and building broader sales and distribution capabilities, Global ePoint expects to realize opportunities to serve the needs of law enforcement, military, commercial, industrial, and consumer markets for secure network digital video technology applications; increase market share; and achieve sales growth objectives.

RESULTS OF OPERATIONS—COMBINED

The following is a schedule showing the combined operations for our contract manufacturing division and our digital technology division, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-merger Company as well as general overall corporate expenses.

	Digital Technology	Contract Manufacturing	Corporate	Totals
For the year ended December 31, 2003:
Net sales	$88	$21,305	—	$21,393
Cost of sales	44	17,146	1	17,191

Gross profit	44	4,159	(1)	4,202
Operating expenses	2,201	2,592	89	4,882

Income (loss) from operations	(2,157)	1,567	90	(680)
Other income (expense)	(28)	4	281	257

Net income (loss)	$(2,185)	$1,571	$191	$(423)

	Digital Technology	Contract Manufacturing	Totals
For the year ended December 31, 2002:
Net sales	—	$9,235	$9,235
Cost of sales	—	6,547	6,547

Gross profit	—	2,688	2,688
Operating expenses	$72	1,821	1,893

Income (loss) from operations	(72)	867	795
Other income (loss)	—	1	1

Net income (loss)	(72)	$868	$796

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

Our contract manufacturing division manufactures customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems.

Year Ended 2003 Compared To Year Ended 2002

	Year Ended December 31
	2003	%	2002	%
(Thousands of dollars)
Net sales	$21,305	100.0	$9,235	100.0
Cost of sales	17,146	80.5	6,547	70.9

Gross profit	4,159	19.5	2,688	29.1
Operating expenses	2,592	12.1	1,821	19.7

Operating income (loss)	1,567	7.4	867	9.4
Other income	4	—	1	—

Net income	$1,571	7.4	$868	9.4

Net sales for the year ended December 31, 2003 increased by $12.1 million, from $9.2 million in 2002 to $21.3 million in 2003, representing a 131% year-to-year increase. The increase in net sales was primarily attributable to an increase in sales volume, including a substantial sale to Avatar, a Related Party, for the manufacture of consumer PCs to a large electronics retailer in Latin America. Of the $12.1 million increase, $10.7 million resulted from this sales order from Avatar.

The division has also been expanding its industrial computer customer base, however, the increase in sales due to those additional customers was offset, in part, by a drop in sales volume in the 2003 third and fourth quarters for the division’s X-Ray scanning equipment. During the third and fourth quarters of 2003, management believes government regulation changes associated with the upgrading of X-Ray scanning equipment delayed purchases of such equipment.

Cost of sales for the year ended December 31, 2003 was $17.1 million, or 80.5% of sales, versus $6.5 million, or 70.9% of sales, in 2002. The increase in the percentage of cost of sales was due to the higher cost of sales associated with the commencement of consumer PC sales in 2003. Consumer PC sales totaled $10.7 million in 2003, with no comparable sales in 2002. As a result, the blended gross margin in 2003 was 19.5%, which consisted of approximately 50% of industrial computer sales and 50% of consumer PC sales, versus a gross margin of 29.5% in 2002, which only consisted of industrial computer sales. The higher margins for industrial computer sales are due to customization required of the consumer PC architecture.

Operating expenses for the year ended December 31, 2003 was $2.6 million, or 12.1% of sales, versus $1.9 million, or 19.7% of sales, in 2002. The increase in costs was due to additional salaries, professional fees, rent expense and other administrative costs. The increase in salaries accounted for most of the increase in costs in 2003 compared to 2002. In 2003, salaries, commissions and related payroll tax expense increased by $565 thousand. This increase was due to an additional 70 production and quality control personnel hired in the forth quarter of 2003 to assist in the production of consumer PCs and to meet delivery commitments. Rent expense increased by $33 thousand in 2003 compared to 2002. The increase was due to additional facility space needed to accommodate increases in manpower and production lines. Rent expense is expected to increase by approximately $150 thousand in 2004. Approximately $200 thousand were due to increased professional fees and other expenses associated with public company related expenses. Such costs were not incurred in 2002. The public company related expenses are expected to continue. However, despite the increases described above, cost as a percentage of sales were dramatically reduced. The reduction in costs as a percentage of sales was due to the division achieving economies of scale efficiencies as sales increased. We initiated sales into the consumer PC market, which has historically been a low margin market, because we believed economies of scales would allow the company to achieve profitability on incremental sales in that market. In 2003, our objectives were achieved as our economies of scale savings substantially offset lower margins from the addition of low-margin consumer PC sales. We believe we can maintain the lower percentage of costs as sales volume increases. However, if sales volume decreases, our costs as a percentage of sales will increase due to our increased fixed infrastructure costs.

As a result of the above, net income for the contract manufacturing division for the year ended December 31, 2003 was $1.6 million, or 7.4% of sales, versus $.8 million or 9.4% of sales in 2002.

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

Year Ended 2003 Compared to Year Ended 2002

Our digital technology division commenced operations in November 2002 under the name McDigit. Since inception, the division has been primarily focused on development of its products and technologies and did not produce significant revenues in 2003 or 2002. On January 1, 2003, McDigit obtained sales and marketing rights to a long-range video, audio and data transmission system, called the “Raidius System,” including the “Ranger” and “Paladin” products from Sequent. Effective March 30, 2003, McDigit purchased the remaining rights to the Raidius System. Those rights included provisional patents, manufacturing designs, and other intellectual property related to the Raidius System in order to market the product throughout the United States.

Subsequent to March 30, 2003, we began pre-marketing activities under the brand name Sequent to provide a mobile digital video surveillance system for law enforcement agencies. The strategy was to develop an advanced in-vehicle digital video recording system, capable of wireless transmission, that could be installed in police cruisers, and to develop an intelligent information management system (the “Raidius IMS”) that could be used to find records in order to reduce the time and effort otherwise required to access and use archived data. In that connection, Sequent created the Ranger 350i, a proprietary wide-area digital video transmitter coupled with a digital video recorder and multi-purpose computing system. The video recordings of the Ranger 350i can be VHS-quality and transmitted using a variety of different existing wireless networks to deliver compressed video. In addition, Sequent teamed with EDO to develop the Raidius IMS. We incurred new product start-up costs of approximately $.9 million in 2003 and $.1 million in 2002 in connection with our new business development activities prior to the commencement of selling and marketing activities. Subsequent to the commencement of selling and marketing activities, the division incurred $.4 million of selling costs and $.4 million of general and administrative costs. The division also incurred research and development costs of approximately $.5 million in 2003 in connection with the continuing development of the Sequent product line.

As a result of the combined total of the new product start-up costs, the research and development costs, and the selling, general and administrative costs associated with the planning, development and commencement of sales activities for the Sequent product line, the digital technology division incurred a net loss of approximately $2.2 million in 2003 (including $.2 million in professional fees associated with being a public company) versus a net loss of $.1 million in 2002.

During the fourth quarter of 2003, we determined that law enforcement agencies required significant lead time, and generally long procurement and testing processes, and, although the law enforcement market was very large, other commercial markets for digital video recording technologies were opening up faster than the law enforcement market, and a broader market strategy was implemented to improve near-term sales potential for the digital technology division.

We restructured our digital technology division in January 2004 and we established a new business and growth strategy, which included plans to expand into new technologies, products, and markets through our existing operations and potential strategic alliances or acquisitions. We believe we can significantly leverage our new strategies from our current digital video and manufacturing operations. Under the new strategy we intend to enter new markets and develop new compression technology for next-generation digital video and Internet protocol (IP) applications for commercial, consumer, and other security and surveillance needs.

Although no assurances can be provided, we believe, as a result of our restructuring of the digital technology division and the addition of our new business unit into the division, we are well positioned to take advantage of the expanding digital video market.

RESULTS OF OPERATIONS—CORPORATE

As a result of the completion of the Merger in August 2003, the historical results of operations of the Company reflect those of McDigit for the entire period. The pre-merger operations related to Global, the public entity prior to the acquisition, have not been shown in the historical financial statements. However, those operations subsequent to August 2003 are shown as part of corporate results of operations. During the year ended 2003, the only activities of those operations related to certain corporate general and administrative costs, which totaled $89 thousand, and other income, which totaled $280 thousand. The other income primarily resulted from: rental income to the Company for the sublease of its warehouse facilities; earn-out revenues associated with contingent payments that are owed to the Company based on certain performance measurements of earnings generated by the company that acquired Global ePoint’s then core business in a prior year; and interest income from the Company’s short-term investments. The net result was net income of $191 thousand in 2003.

SUMMARY

As a net result of the operations of the contract manufacturing division, the digital technology division and corporate activities, the Company incurred a net loss of $.4 million in 2003, or $(.05) per share, and net income of $.8 million, or $.13 per share in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had working capital of approximately $3.2 million including cash and cash equivalents of approximately $1.6 million. During the year ended December 31, 2003, net cash used for operating activities totaled $2.8 million. The primary reason for the increase was attributable to the accumulation of inventory in connection with increased sales in the fourth quarter of 2003. In addition to the cash used in operating activities, net cash received in investing activities totaled $3.1 million, primarily from the cash received upon the completion of the Merger in August 2003, and net cash received from financing activities totaled $1.1 million. As a result of the total cash activities, net cash increased by $1.5 million from December 31, 2002 to December 31, 2003.

We believe that our existing cash and cash equivalents, together with cash generated by operations, will be sufficient to meet our working capital needs, capital expenditures, and commitments for at least the next 12 months. However, it is likely that we may need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products, or technologies. We could potentially raise such funds by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on a timely basis on acceptable terms, or at all. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. In addition, the equity or debt securities that we issue may have rights, preferences, or privileges senior to those of our Common Stock.

Although we believe that we have sufficient capital to fund our known activities for at least the next 12 months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

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

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, assets, products, or technologies.

CONTRACTUAL CASH OBLIGATIONS

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest (in thousands):

	Payments Due by Period
Contractual Obligations at December 31, 2003	Total	Less than 1 year	2 – 3 Years	4 – 5 Years	After 5 Years
Long Term Debt	None	—	—	—	—
Operating Leases	3,950	649	1,308	579	1,414
Sublease Income	(2,987)	(276)	(582)	(623)	(1,506)
Unconditional Purchase Obligations	None	—	—	—	—
Consulting Contractual Obligation	900	180	360	360	—

Total Contractual Obligations	1,863	553	1,086	316	(92)

The only contractual cash obligation required of the Company, other than trade payables and other current liabilities, was for operating leases and the Consulting Contract. The Company leased three facilities as of December 31, 2003, one of which was substantially subleased, and the other two of which housed the Company’s corporate, manufacturing and warehouse requirements.

CRITICAL ACCOUNTING POLICIES

Revenue recognition.    For the sale of hardware products, sales are primary recognized when shipped. A portion of this revenue may be deferred if significant obligations are to be fulfilled in the future related to installation and technical support, in which case, such revenue is recognized when all obligations have been fulfilled. All rebates, sales returns, and discounts are recorded separately, net of gross sales.

Reserve for uncollectible accounts.    Management evaluates accounts receivable periodically for potentially uncollective receivables based on contractual due dates. As of December 31, 2003, management estimated the reserve for uncollectible accounts to be $60,000.

Inventories.    The Company’s inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Best Logic inventory consists primarily of computer components parts and work in process. Inventories are stated at the lower of cost, on a first-in, first-out basis or market.

Research and development.    Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2003 or 2002.

New product start-up costs.    New product start-up costs consist primarily of costs that are incurred in the pre-selling stage of the development of a new product line. Such costs include the activities of marketing, structuring, hiring, planning and consulting prior to the commencement of significant selling activity. New product start-up costs are expensed as incurred.

Long-term assets.    Long-term assets of the Company are reviewed annually as to whether their carrying value have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, the Company expects the long-term assets to be fully recoverable.

Income taxes.    The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company will be taxed as a consolidated group from the date of the Merger forward. Prior to the Merger, no income tax was recognized for Best Logic because it was treated as a partnership for tax purposes, whereby the income tax liability was included in the personal income tax return of its sole member. Accordingly, the Company recognized no tax expense in 2002 since Best Logic was the only company to generate income.

Financial instruments.    Considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon the disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and other items included on the accompanying consolidated balance sheets approximate their fair value due to their short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” effective February 1, 2003. Interpretation No. 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the VIE under certain circumstances. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. This interpretation was revised in December 2003 and is now referred to as FIN 46R. The Company currently believes it has no arrangements that would be subject to the interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities entered into after June 30, 2003, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has applied the provisions of SFAS No. 149 prospectively, and therefore, adoption of this statement had no impact on the consolidated financial condition or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement had no impact on the consolidated financial condition or results of operations of the Company.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post Retirement Benefits,” (“SFAS No. 132(R)”). SFAS No. 132(R) amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It also requires additional disclosures to those in the original

SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have a significant impact on the consolidated financial condition or results of operations of the Company.

CERTAIN RISK FACTORS

We rely on Related Parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these Related Parties would adversely affect our business.

In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of Related Parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, and majority stockholder. During 2003 we purchased approximately $12.6 million worth of products from a number of these Related Parties, representing 65% of our overall cost of goods for the year. In addition, during 2003 we sold approximately $11.8 million worth of products and contract manufacturing services to a number of these Related Parties, representing 55% of our overall sales for the year. We believe that these Related Party relationships provided access to attractively priced components and products and an additional and substantial amount of sales revenues. However, there are no agreements, written or otherwise, between the Company and these Related Parties obligating such parties to transact business with us in the future. As a result, these types of Related Party transactions could cease at any time. If our transactions with these Related Parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are Related Parties.

For the years ended December 31, 2003 and 2002, three and two customers, respectively, accounted for 83% and 86%, respectively, of our sales. One of these customers in 2003 was a Related Party. During those same years, two vendors accounted for 65% and 83%, respectively, of our purchases. Both of these vendors were also Related Parties. If we were to lose one or more of those customers before we are able to secure sales from more other customers, our income and financial condition would be materially adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

We are an emerging growth company with limited operating history.

Following the acquisition of McDigit in August 2003, and having essentially ceased operations of prior businesses, we recommenced operations as a new business engaged in designing and selling industrial, business and consumer computers and computing solutions and digital video, audio and data transmission and recording products. As a result, we have a limited operating history operating our current businesses and forecasting our sales. The future success of our business will depend on our ability to successfully operate McDigit’s businesses, both of which are in highly competitive markets. Moreover, our digital technology division operates in a new and emerging market and has not made any material revenues to date. As a new company, it will be necessary for us to implement additional operational, financial and other controls and procedures in order to be successful.

Compliance with the new corporate governance regulations imposed upon public companies by the Sarbanes-Oxley Act, related regulations and Nasdaq require the use of a significant amount of corporate resources.

The Sarbanes-Oxley Act of 2002 and related regulations promulgated by the Securities Exchange Commission as well as the new rules being adopted by the Nasdaq have increased the costs of operating as a public company. We are implementing systems, controls, policies, and related procedures to comply with these requirements. Relative to our size, the costs and expenses and time commitments required to comply with these new rules represent significant commitments for us and our management. Risks of non-compliance with the laws and regulatory requirements of federal and state regulatory authorities may include, among other things, administrative enforcement actions and fines and other legal issues which could adversely affect our business and financial condition.

Our digital technology business is new and based on emerging technologies. Market demand for digital technologies is uncertain.

We have a limited history of marketing and selling our digital video products, and have, to date, not realized any material revenues from the sale of these products. We continue to assess internal and external feedback relating to these products but cannot guarantee that we will be able to successfully sell products based on those technologies. We initially focused on law enforcement and the military as potential markets for our digital video products and recently began to focus on other potential market segments, including industrial, commercial and homeland security. Demand for our digital video, audio and data transmission and recording products is uncertain as, among other reasons, our customers and potential customers may:

•	not accept our emerging technologies or shift to other technologies;

•	experience technical difficulty in installing or utilizing our products; or

•	use alternative solutions to achieve their business objectives.

The recent global economic slowdown and the decline in information technology spending adversely affected our revenues and any future decline would adversely impact our markets and revenues. Terrorist Attacks.

We believe that sales of our products were negatively impacted by the recent worldwide economic slowdown, especially in the information technology markets. Although there are signs of an economic recovery, if general economic and industry conditions fail to improve or again deteriorate, demand for our products could continue to be adversely affected, as could the financial health of our customers, suppliers and the Related Parties. We believe that reductions in state and federal budgets as a result of current economic conditions have also adversely affected our potential sales to many customers in the public sector. In addition, war and the related political and economic uncertainties, terrorist attacks, national and international responses to terrorist attacks, and other acts of war or hostility could materially adversely affect our future operating results and financial condition.

The lengthy and variable sales cycle for our products makes it difficult to predict sales and may result in fluctuations in quarterly operating results.

Because customers often require a significant amount of time to evaluate our products before purchasing, the sales cycle associated with our products can be lengthy (up to six months to more than one year). The sales cycles for our products also varies from customer to customer and are subject to a number of significant risks over which we have little or no control.

During the evaluation period, customers may defer, scale down, or decide not to proceed with proposed orders for various reasons, including:

•	changes in budgets and purchasing priorities;

•	reduced need to upgrade existing systems;

•	deferral of purchases in anticipation of enhancements or new products;

•	introduction of products by our competitors; and

•	lower prices offered by our competitors.

Additionally, other factors, many of which are outside of our control, can cause fluctuations in our quarterly operating results, including:

•	the size, timing, terms and conditions of orders from and shipments to customers;

•	unanticipated delays or problems in releasing new products;

•	the timing and success of deployment of products and services;

•	unanticipated technological problems with our products;

•	our ability to enter into new business transactions under favorable terms and

•	the amount and timing of investments in research and development activities.

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

Our future success will depend upon our ability to react to changes in our primary markets and identify new markets for potential expansion.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of products embodying new technology and the emergence of new industry standards can render our existing products obsolete and unmarketable and can exert price pressures on existing products. Additionally, our failure to identify new, viable markets for our products and applications may not allow us to maximize our potential returns. It is critical to our success to be able to anticipate changes in technology or in industry standards and to successfully develop and introduce new, enhanced, and competitive products on a timely basis. There can be no assurance that we will successfully develop new products, introduce new applications for existing products, identify new markets, that new products and applications will achieve market acceptance or that the introduction of new products or technological developments by others will not render our products obsolete.

If we are unable to compete successfully, our business, financial condition and operating results could suffer.

The global market for computers and digital video, audio and data transmission and recording products is intensely competitive, both in the number and breadth of competing companies and products and the manner in which products are sold. The market for our products is characterized by aggressive pricing by several large branded and numerous generic competitors, short product life cycles, and price sensitivity by customers. We compete primarily on the basis of price, quality, in-time, scaleable production capabilities and customer service. To the extent we are unable to compete successfully, our revenues and business prospects would be affected adversely. We expect these competitive pressures to continue into the foreseeable future.

Competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion, and sale of their products. Substantially all of our competitors have longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors or alliances among competitors could emerge and rapidly gain significant market share. In addition, some customers may in the future decide to develop internally their own solutions instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products, which could result in decreased revenues and increased expenditures.

We are dependent on securing contracts with a number of government agencies for our digital technology products.

During the foreseeable future, a portion of the anticipated growth in our digital technology division will be dependent on the expansion of relationships with government agencies, including law enforcement agencies. Government contracts are subject to many risks and uncertainties, some of which are not found in contracts with private parties. Some of these risks include:

•	decreases in the levels of government expenditures and authorizations for law enforcement and security related programs;

•	resource allocation shifts to programs in areas where we do not provide products;

•	prevention from entering into new government contracts or extending existing contracts based on violations or suspected violations of procurement laws or regulations;

•	failure to receive security clearances required to sell products to governments or revocation of such security clearances;

•	impairment of our reputation or relationship with government agencies;

•	changes in government procurement procedures; and

•	suspension of our ability to contract with a domestic or foreign government, or any significant law enforcement agency.

Government regulation of communications monitoring could cause a decline in the use of our digital video surveillance products, result in increased expenses, or subject us and our customers to regulation or liability.

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video, and data transmissions over public communications networks. For example, the products we sell to law enforcement agencies, which interface with a variety of wireline, wireless, and Internet protocol networks must comply in the United States with the technical standards established by the Federal Communications Commission pursuant to the Communications Assistance for Law Enforcement Act and in Europe by the European Telecommunications Standard Institute. The adoption of new laws governing the use of our products or changes made to existing laws could cause a decline in the use of our products and could result in increased costs, particularly if we are required to modify or redesign products to accommodate these new or changing laws.

Failure to develop strategic alliances could limit our ability to grow.

As part of our ongoing growth strategy, we intend to pursue new strategic alliances and transactions with third parties. No assurances can be given that we will be able to effect these alliances and transactions on commercially reasonable terms or at all. Furthermore, no assurances can be given that any benefits will be realized from such arrangements.

Our products may contain undetected technological defects, which could impair their market acceptance.

We market and sell products that are technologically complex. Our products may contain undetected defects or errors, particularly when first introduced or as new versions are released. We may incur significant costs to correct undetected defects or errors in our products and these defects or errors could result in future lost sales. In addition, product defects or errors may result in product liability claims, which could cause adverse publicity and impair market acceptance of our products. Our digital video surveillance products have not been manufactured in production volumes to date and may contain undetected defects that manifest themselves only after we produce them in production volumes. Technical defects or errors may not be discovered until after a product has been released and used by the customer. Moreover, our products and technology must interface with the technologies of many other technology and product providers in order to satisfy the end-users’ needs. If a third-party’s products are not operating properly or contain errors, the timing of shipments of our products could be delayed. For example, in the fourth quarter of 2003, the operating system software that was to be installed on the consumer PCs that we were shipping to Avatar for sale to Latin America contained errors that had to be corrected by the software vendor. These errors caused a delay in the shipment of orders of our products to this market until the problem was corrected in the first quarter of 2004.

Our intellectual property rights may not be adequate to protect our business.

We currently do not hold any patents for our products. To date, we have filed one patent application relating to certain elements of the technology underlying our digital video surveillance products. Although we expect to continue filing, where applicable, patent applications related to our technology, no assurances can be given that any patent will be issued on our patent application or any other application that we may file in the future or that, if such patents are issued, they will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents, which may be issued to us, will not be challenged, invalidated, or circumvented.

Even if we are issued patents they may not stop a competitor from illegally using our patented applications and materials. In such event, we would incur substantial costs and expenses, including lost time of management in addressing and litigating, if necessary, such matters. Additionally, we rely upon a combination of copyright, trademark and trade secret laws, license agreements and nondisclosure agreements with third parties and employees having access to confidential information or receiving unpatented proprietary know-how, trade secrets and technology to protect our proprietary rights and technology. These laws and agreements provide only limited protection. We can give no assurance that these measures will adequately protect us from misappropriation of proprietary information.

Our products may infringe on the intellectual property rights of others, which could lead to costly disputes or disruptions.

The information technology industry is characterized by frequent allegations of intellectual property infringement. In the past, third parties have asserted that certain of our digital video surveillance products infringe their intellectual property and they may do so in the future. Any allegation of infringement could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or force us to enter into royalty, license, or other agreements rather than dispute the merits of such allegation. If patent holders or other holders of intellectual property initiate legal proceedings, we may be forced into protracted and costly litigation. We may not be successful in defending such litigation and may not be able to procure any required royalty or license agreements on acceptable terms or at all.

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

We depend on the continued services of our executive officers and other key personnel including our current Chief Executive Officer and Chief Financial Officer. If we were to lose the services of one or more of our key personnel our business would be adversely affected. In addition, in connection with the shifted focus of our business we may need to attract and retain a substantial number of new employees, particularly sales and marketing personnel and technical personnel who understand and have experience with our emerging products and services. If we are unable to attract and retain qualified employees, our ability to grow could be impaired. Competition for qualified personnel is intense, and we have experienced difficulty in recruiting qualified personnel due to the market demand for their services.

Reliance on Suppliers.

We require a high volume of quality products and components for our contract manufacturing operations, substantially all of which we obtain from outside suppliers. Most of our current suppliers are Related Parties. In some circumstances we maintain single-source supplier relationships. If the supply of a key material product or component is delayed or curtailed, our ability to ship in desired quantities and in a timely and cost-effective manner could be adversely affected. We seek to mitigate such risks by having dual sources of supply where appropriate and by using reputable and reliable suppliers. However, even where multiple suppliers are available, certain key components are at times subject to industry-wide availability and pricing pressures. If the cost of our components increases for any reason, our gross margins will be negatively impacted. Moreover, in cases where we need to switch to another supplier and alternative sources of supply are available, qualification of the sources and establishment of reliable supplies could result in delays and possible reduction in our sales.

Our reliance on third-party suppliers of key products and components also exposes us to potential product quality issues that could affect the reliability and performance of our products. If we are unable to ship our products and solutions in desired quantities and in a timely manner due to a delay or curtailment of the supply of material products or components, or product quality issues due to faulty products or components manufactured by third-party suppliers, the market for our products or services could be adversely affected with a resulting reduction in revenues and gross margin.

Risks of Acquisitions, Joint Ventures and Strategic Alliances; Dilution.

In the past, we have acquired companies and assets and entered into certain strategic alliances and we are currently considering acquiring certain additional businesses that we believe are complementary to our operations. We also may make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. These transactions may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to smoothly integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions. If we decide to issue Global Common Stock as consideration in a transaction, current stockholders’ ownership percentage and earnings per share may become diluted.

No assurances can be given that continued expenditures on research and development will prove beneficial.

The Company intends to continue significant expenditures on research and development to develop new products and enhance its existing products, especially in its digital technology division. While the Company believes that these current research and development expenditures will be beneficial in the long-term development of its business, there can be no assurance that the Company’s development and enhancement of products will be successful. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

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

We may be obligated to issue more shares of Common Stock to the prior stockholders of McDigit based on our future financial performance.

Pursuant to the Reorganization and Stock Purchase Agreement related to the acquisition of McDigit, we may be obligated to issue additional shares of our Common Stock to Mr. John Pan based on the achievement by the Company of specific financial milestones in 2004 and 2005 and on the occurrence of other specific conditions. Accordingly, the final number of shares of our Common Stock that may be issued pursuant to this Agreement may not be known until sometime in 2006; provided, that we know that the aggregate number of shares of Common Stock that may be issued pursuant to the Agreement will not exceed 85% of the then issued and outstanding shares of our Common Stock. If additional shares of Common Stock are issued to Mr. Pan pursuant to the Reorganization Agreement, then current stockholders’ ownership percentage and earnings per share may become diluted.

Assertions made by former employees and directors of the Company.

Following the restructuring of our digital technology division in January 2004, two former employees of this division who were also Directors of the Company, resigned from the Board. These resignations were reported in our current report on Form 8-K dated January 26, 2004. At the time of their resignation and for several months prior to that time, these individuals had made a number of allegations against the Company and its Board of improper acts and business practices. In response to these allegations the Audit Committee of the Company, composed of independent Directors, investigated the specific allegations which were brought to the attention of the officers and Directors of the Company by these gentlemen. The Audit Committee solicited the advice of legal counsel and independent accountants in connection with its investigation. Following its investigation, the Audit Committee concluded that there was no basis for the allegations that had been made. Since the date of their resignations, the Company has not received any further contact from these individuals. However, there can be no assurance that claims will not be brought by these individuals.

SUBSEQUENT EVENTS

The Company signed a definitive agreement, effective April 5, 2004, to purchase substantially all of the assets of a company engaged in designing and developing digital video recorders and related software. In consideration for the assets, the Company will be required to pay up to $400,000 of cash, subject to certain balance sheet targets for the acquired operations, and up to $2,750,000 of the Company’s Common Stock, subject to achieving certain sales targets for the acquired operations in the 12-month period following the closing of the acquisition. In addition to the cash and stock, the Company agreed to defer for one year the collection of (and under certain circumstances, waive altogether the right to collect) an account receivable from the seller in the amount of approximately $150,000. If the seller meets the sales levels required for receipt of the stock, the Company would be required to issue the stock approximately one year from the closing date at the average price of the Company’s stock over the 30 trading days prior to the issuance of the stock. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted. There can be no assurance that this acquisition will be successfully integrated into the Company’s operations.

In March 2004 the Company executed a non-binding letter of intent to purchase all of the assets of an aviation security company. The terms of this letter of intent outline the consideration payable by the Company if this transaction is consummated, including cash and the Company’s Common Stock. The payment of a portion of the cash and all of the stock is subject to achieving certain defined financial performance levels. If the Company proceeds with this transaction, the cash and stock would be payable in installments over a six month period from the closing date. If the Company proceeds with this transaction, it expects to finance the cash portion of the purchase price with a combination of cash-flow from the acquired operations and additional debt or equity financing. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted. The letter of intent includes numerous conditions to closing, including the approval of the Company’s Board of Directors. A definitive transaction also remains subject to the Company’s legal, financial and business due diligence. There can be no assurance that this acquisition will be consummated and there can be no assurance that if this acquisition is consummated that it will be successfully integrated into the Company’s operations.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Financial Statements are filed as part of this Annual Report on Form 10-KSB.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Global ePoint, Inc:

(Formerly McDigit, Inc. and Best Logic, LLC)

We have audited the accompanying consolidated balance sheet of Global ePoint, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of Global ePoint, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global ePoint, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, on August 8, 2003, the Company completed a reverse acquisition. As a result, the 2002 consolidated financial statements contain the historical results of McDigit, Inc. and Best Logic, LLC only, and the 2003 consolidated financial statements contain the results of McDigit, Inc., Best Logic, LLC and Global ePoint, Inc. from the date of the merger forward.

As discussed in Note 7, the Company has engaged in significant Related Party transactions.

/s/ HASKELL & WHITE LLP

Irvine, California

March 26, 2004, except for the

second paragraph of Note 14 as to

which the date is April 5, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Global ePoint, Inc:

(Formerly McDigit, Inc. and Best Logic, LLC)

We have audited the accompanying consolidated statement of operations of Global ePoint, Inc. and Subsidiaries for the year ended December 31, 2002, and the related consolidated statements of stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of Global ePoint, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Global ePoint, Inc. and Subsidiaries as of December 31, 2002, and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company completed a business combination accounted for as a reverse acquisition. As a result, the 2002 consolidated financial statements contain the historical accounting of McDigit, Inc. and Best Logic, LLC under the name of the continuing legal entity of Global ePoint, Inc.

/s/ MOORE STEPHENS WURTH FRAZER AND TORBET, LLP

City of Industry, California

March 11, 2003

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2003

(Thousands of dollars, except share amounts)
Current assets:
Cash and cash equivalents	$1,644
Accounts receivable, net	1,737
Accounts receivable—Related Parties	3,876
Inventories	2,981
Other current assets	217

Total current assets	10,455
Property and equipment, net	376
Card dispensing equipment and related parts	984
Goodwill	3,243
Other assets	991

Total assets	$16,049

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$839
Accounts payable—Related Parties	5,537
Loans from stockholder	155
Accrued expenses and other current liabilities	751

Total current liabilities	7,282

Non-current liabilities	53

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.03 par value, 50,000,000 shares authorized and 10,821,788 shares issued and outstanding	324
Additional paid-in capital	7,894
Retained earnings	496

Total stockholders’ equity	8,714

Total liabilities and stockholders’ equity	$16,049

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

	2003	2002
(Thousands of dollars/shares, except per share amounts)
Net sales	$21,393	$9,235
Cost of sales	17,191	6,547

Gross profit	4,202	2,688

Operating expenses:
Selling	1,343	508
General and administrative	2,104	1,305
New product start-up	855	72
Research and development	514	—
Depreciation and amortization	66	8

Total operating expenses	4,882	1,893

Income (loss) from operations	(680)	795
Other income (expense)	257	1

Net income (loss)	$(423)	$796

Earnings (loss) per share—Basic and Diluted	$(.05)	$.13

Weighted average shares and share equivalents	7,848	5,921

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

	Common Stock		Common Stock Committed	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
(Thousands of shares/dollars)
Balances, December 31, 2001	4,306	$129	$950	$12	$123	$1,214
Net income	—	—	—	—	796	796

Balances, December 31, 2002	4,306	129	950	12	919	2,010
Common stock issued for lawsuit settlement—Pre Merger	519	16	(950)	934	—	—
Common stock issued upon warrants exercised—Pre Merger	3	—	—	5	—	5
Issuance of stock warrants—Pre Merger	—	—	—	11	—	11
Common stock issued upon Merger	5,921	177	—	6,823	—	7,000
Issuance of stock warrants	—	—	—	9	—	9
Common stock issued upon options exercised	73	2	—	100	—	102
Net loss	—	—	—	—	(423)	(423)

Balances, December 31, 2003	10,822	$324	$—	$7,894	$496	$8,714

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2003	2002
(Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(423)	$796
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	66	8
(Increase) decrease in assets:
Accounts receivable	(712)	441
Accounts receivable—Related Parties	(3,780)	(67)
Inventories	(2,262)	(311)
Other current assets	(217)	—
Other assets	(714)	1
Increase (decrease) in liabilities:
Accounts payable	553	—
Accounts payable—Related Parties	5,078	(945)
Accrued expenses and other current liabilities	(361)	185

Net cash flows from operating activities	(2,772)	108

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Global ePoint, net of $434 of costs	3,463	—
Additions to property and equipment	(354)	(108)

Net cash flows from investing activities	3,109	(108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from stockholder	341	97
Due from stockholder	667	—
Proceeds from Common Stock	129	—

Net cash flows from financing activities	1,137	97

Net change in cash and cash equivalents	1,474	97
Cash and cash equivalents, beginning of year	170	73

Cash and cash equivalents, end of year	$1,644	$170

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Global ePoint completed a Merger on August 8, 2003 whereby it issued 5,920,745 shares of its Common Stock for 100% of the outstanding shares of McDigit. See Note 2 of notes to the consolidated financial statements for further disclosure information.

In December 2003, $286,000 owed by a Company controlled by the Chairman, were offset against amounts owed to the Chairman.

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$—	$—

Interest paid	$—	$37

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1.    Summary of significant accounting policies

Nature of business    Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is now headquartered in the City of Industry, California. The primary areas of our business are operated from two divisions: our contract manufacturing division and our digital technology division. Our contract manufacturing division manufactures customized computing systems for industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. Our digital technology division designs and markets digital video technology, primarily for surveillance systems. See Note 11 for segment information.

Principles of consolidation    The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, McDigit, which was incorporated under the laws of the state of California in November 2002, Best Logic LLC (“Best Logic”), which was organized in California in November 2000, and Global Telephony, which was incorporated under the laws of Nevada in 2001. All significant inter-company balances and transactions have been eliminated.

Merger and basis of presentation    On August 8, 2003, Global ePoint, McDigit, and Best Logic completed a “reverse” acquisition (the “Merger”) where the prior owner of McDigit and Best Logic received approximately 50% ownership interest of Global ePoint in the transaction. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical financial statements of Global ePoint include only those of McDigit and Best Logic prior to the Merger Date, and those of the combination of all the companies subsequent to the Merger Date. See Note 2 for a more complete description of the Merger.

Revenue recognition    For the sale of hardware products, sales are primarily recognized when shipped. A portion of this revenue may be deferred if significant obligations are to be fulfilled in the future related to installation and technical support, in which case, such revenue is recognized when all obligations have been fulfilled. All rebates, sales returns, and discounts are recorded separately, net of gross sales.

Cash and cash equivalents    The Company considers all highly liquid investments with an original maturity of three months or less and which are readily convertible into cash, to be cash equivalents.

Reserve for uncollectible accounts    Management evaluates accounts receivable periodically for potential uncollectible receivables based on contractual due dates. As of December 31, 2003, management estimated the reserve for uncollectible accounts to be $60,000.

Inventories    Global ePoint inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Best Logic inventory consists primarily of computer component parts and work in process. Inventories are stated at the lower of cost, on a first-in, first-out basis or market.

Property and equipment    Property and equipment are stated at cost and depreciation is computed over the estimated useful lives ranging from 3 to 10 years for the individual assets. The Company uses the straight-line method of depreciation.

The related cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the accounts and the resultant gain or loss is reflected in earnings. Maintenance and repairs are expensed currently, while major renewals and betterments are capitalized.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development    Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2003 or 2002.

New product start-up costs    New product start-up costs consist primarily of costs that are incurred in the pre-selling stage of the development of a new product line. Such costs include the activities of marketing, structuring, hiring, planning and consulting prior to the commencement of significant selling activity. New product start-up costs are expensed as incurred.

Long-term assets    Long-term assets of the Company are reviewed annually as to whether their carrying value have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2003, the Company expects the long-term assets to be fully recoverable.

Income taxes    The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company will be taxed as a consolidated group from the date of the Merger forward. Prior to the Merger, no income tax was recognized for Best Logic because it was treated as a partnership for tax purposes, whereby the income tax liability was included in the personal income tax return of its sole member. Accordingly, the Company recognized no tax expense in 2002 since Best Logic was the only company to generate income.

Financial instruments    The following disclosure of estimated fair value was determined by available market information and appropriate methodologies; however, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon the disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and other items included on the accompanying consolidated balance sheets approximate their fair value due to their short-term nature.

Use of estimates    The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates. Amounts requiring significant estimates reported in the accompanying financial statements include reserves for uncollectible receivables, inventory obsolescence, equipment values and useful lives, intellectual property, and goodwill.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock options    Global ePoint has adopted the disclosure-only provisions for employee stock options. Accordingly, no compensation cost has been recognized for employee stock option plans. Had compensation for Global ePoint’s three stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

	2003	2002
As reported, net income (loss)	$(423)	$796
Stock-based employee compensation determined under the fair value method, net of related tax effects	(77)	(23)

Pro forma	$(500)	$773

Earnings (loss) per common share, basic and fully diluted:
As reported	$(.05)	$.13
Pro forma	$(.06)	$.13

In 2003, the fair value of options granted to employees averaged $.94 per share using the Black-Scholes option-pricing model as of the grant dates with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 38%; risk free interest rate of 2.0%; and expected life of 5 years.

In 2002, the fair value of options granted to employees is estimated at approximately $.40 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: dividend yield of 0%; expected volatility of 28.45%; risk free interest rate of 3.82%; and expected life of 5 years.

2.    Completed merger

Pursuant to the Merger agreement, on August 8, 2003, the Company acquired all of the issued and outstanding equity securities of McDigit in exchange for 5,383,472 shares of the Company’s Common Stock and the issuance of options to purchase 1,511,015 shares of the Common Stock with varying exercise prices equal to the exercise prices of the equivalent number of options and warrants outstanding on the date of the Merger. Consequently, as of the closing of the Merger, the previous stockholders of McDigit held approximately 50% of the Common Stock, Auspex LLC, an entity controlled by Toresa Lou, now the CEO and a director of the Company, held approximately 50% of the Company’s outstanding options and warrants, and McDigit became a wholly owned subsidiary of the Company. Additionally, a broker with respect to the transaction received 537,273 shares of Common Stock, or approximately 5% of the common equity of the Company. McDigit stockholders may receive additional shares of Common Stock based on the performance of the existing businesses in 2004 and 2005, as specified in the Merger agreement, with the aggregate of such shares not to exceed 80% of the total of the then outstanding Common Stock (subject to an additional 5% issuance if the pretax income in 2004 or 2005 from the existing businesses exceeds $110 million), including options warrants or similar instruments that may be issued to the equity holders of McDigit pursuant to the Merger agreement.

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition. McDigit was considered the acquirer for accounting and financial reporting purposes. Due to the reverse acquisition, Global ePoint’s assets and liabilities were recorded based upon their estimated fair values at the date of acquisition. The consolidated financial information for 2002 are the consolidated results of operations of McDigit. The consolidated operating results of Global ePoint have been included in the accompanying consolidated financial statements from the date of acquisition forward.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the Common Stock was determined by computing the average closing price on the Nasdaq SmallCap Market for the three days preceding and following the public announcement of the terms of the transactions on January 22, 2003, which resulted in an average share price of $1.63 per share. Goodwill was recorded as management could not determine that there were any other specifically identified intangible assets to which value should be allocated. Such goodwill is not expected to be deductible for income tax purposes. Adjustments of assets based on purchase valuation are as follows (in thousands):

Fair market value of Global ePoint Common Stock	$7,018
Acquisition costs	434
Net value of identifiable assets	(4,209)

Goodwill	$3,243

The identifiable assets were as follows:

Cash and cash equivalents	$3,893
Property and equipment	291
Card dispensing equipment and related parts	984
Other assets	56
Liabilities (substantially all payables and accruals)	(1,015)

Net total	$4,209

Total shares issued in conjunction with the merger were 5,920,745 resulting in total shares outstanding after the completed merger of 10,745,454. The Common Stock balance of McDigit was adjusted to reflect the total shares and par value outstanding created by the merger. Adjustments to Common Stock and additional paid-in capital were as follows (in thousands):

Fair market value of Global ePoint Common Stock	$7,018
Allocation of Common Stock	(177)
Par value adjustment to Common Stock	(18)

Allocation of additional paid-in capital	$6,823

The following selected financial data reflects consolidated pro forma information as if the merger had occurred January 1, 2003 and January 1, 2002, respectively (in thousands, except per share information) (unaudited):

	2003	2002
Pro forma consolidated net sales	$21,474	$9,410
Pro forma net loss	(913)	(909)
Loss per share:
Basic and diluted, pro forma	$(0.09)	$(0.09)

3.    Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” effective February 1, 2003. Interpretation No. 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the VIE under certain circumstances. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 1, 2003, Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. This interpretation was revised in December 2003 and is now referred to as FIN 46R. The Company currently believes it has no arrangements that would be subject to the interpretation.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities entered into after June 30, 2003, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has applied the provisions of SFAS No. 149 prospectively upon adoption. The adoption of this statement had no impact on the consolidated financial condition or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement had no impact on the consolidated financial condition or results of operations of the Company.

In December 2003, the FASB revised Statement of Financial Accounting Standards No 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post Retirement Benefits,” (“SFAS No. 132(R)”). SFAS No. 132(R) amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have a significant impact on the consolidated financial condition or results of operations of the Company.

4.    Inventories

Inventories consisted of the following as of December 31, 2003 (in thousands):

Computer component parts	$1,402
Video and data recording component parts	451
Work in process	1,128

Total	$2,981

5.    Property and equipment

Property and equipment consisted of the following as of December 31, 2003 (in thousands):

Furniture and equipment	$116
Computer equipment and software	122
Building improvements	229
Tooling and demo units	34

Totals	501
Less accumulated depreciation	125

Property and equipment, net	$376

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Business concentrations

Cash balances    The Company at times maintains cash in bank accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks for cash in bank accounts.

Sales and purchases    For the year ended December 31, 2002, two customers accounted for 86% of the Company’s sales and, as of December 31, 2002, 93% of the accounts receivable. For the year ended December 31, 2003, three customers accounted for 83% of the Company’s sales and, as of December 31, 2003, 95% of the accounts receivable. For the year ended December 31, 2003 and 2002, two venders accounted for 65% and 83% of the Company’s purchases, respectively. See Note 7.

7.    Related Party transactions

Manufacturing agreement    Best Logic had a manufacturing agreement with Sequent, an entity with common ownership. The initial term of the agreement was one year commencing January 7, 2002. However, on March 31, 2003, McDigit acquired certain technology assets from Sequent, at which time the manufacturing agreement was effectively terminated. Prior to the acquisition the Company earned revenue of $66,000 and $125,000 during 2003 and 2002, respectively.

Loans from stockholder    During 2002, the then stockholder advanced $97,000 to McDigit. During 2002, $50,000 was settled by issuing common stock of McDigit. During 2003, the remaining $47,000 was repaid.

During 2002, the Company issued a loan payable to the then sole member of Best Logic in the amount of $100,000 as part of an assignment of loan balances to Best Logic. In addition, the Company’s majority stockholder made pre merger advances to McDigit amounting to approximately $341,000 during 2003, of which $187,000 was repaid during 2003. The remaining balance due to the stockholder as of December 31, 2003 totaled $155,000 and is non-interest bearing. All of the loans relate to pre-Merger activities. There have been no post merger loans or advances. The loans are unsecured and payable on demand. The stockholder was paid interest on the balance of approximately $33,000 in 2002.

Rent agreement    A Related Party has a lease agreement with a stockholder for the facility they occupy. Part of this facility is being occupied by the Company. The monthly rental fee allocated to the Company based on relative occupancy was $8,000 per month up until October 1, 2003 at which time it was increased to $11,000 per month. This lease also includes rent for manufacturing and assembly equipment from this Related Party for the contract manufacturing division. For the year ended December 31, 2003, the Company recorded rent expense of $109,000. In December 2003, the Company leased additional space at a monthly rate of $16,000 through December 2006. The related amounts paid totaled $75,000 during 2003. For the year ended December 31, 2002, the Company recorded rent expense of $96,000. The related amounts paid totaled $175,000 during 2002. In addition, the Company was authorized temporary use of a warehouse facility to provide needed storage for production during December 2003. The usage was included in the overall rent of the facility.

Other arrangements    The Company had various sales and purchase transactions with Related Parties that are controlled by the Company’s Chairman and major stockholder. Those types of transactions occurred with the Related Parties prior to the completion of the Merger and, although there can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company, have continued subsequent to the Merger. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parties. The other transaction, currently ongoing, involves the ability of the Company to use the Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can provide the Company with more favorable pricing due to volume discounts. The Company had the following transactions with the Related Parties during the years ended December 31, 2003 and 2002 and balances with the Related Parties as of December 31, 2003 and 2002:

	For the Year Ended December 31,
	2003	2002
(Thousands of dollars)
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$14
(B) (100% owned by CFO/Chairman)	3,876	28
(C) (100% owned by CFO/Chairman)	—	1
(D) (50.1% owned by CFO/Chairman)	—	65
(E) (95% owned by CFO/Chairman)	—	73

Totals	$3,876	$181

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$348	$14
(B) (100% owned by CFO/Chairman)	10,757	65
(C) (100% owned by CFO/Chairman)	3	14
(D) (50.1% owned by CFO/Chairman)	—	129
(E) (95% owned by CFO/Chairman)	691	69

Totals	$11,799	$291

Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	—	—
(C) (100% owned by CFO/Chairman)	3	—
(D) (50.1% owned by CFO/Chairman)	—	2
(E) (95% owned by CFO/Chairman)	5,534	467
(F) (100% owned by CFO/Chairman)	—	10

Totals	$5,537	$479

Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$3	$—
(B) (100% owned by CFO/Chairman)	7,543	4,415
(C) (100% owned by CFO/Chairman)	22	—
(D) (50.1% owned by CFO/Chairman)	—	2
(E) (95% owned by CFO/Chairman)	5,045	1,234
(F) (100% owned by CFO/Chairman)	1	—

Totals	$12,614	$5,651

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Card dispensing equipment and related parts

The Company’s card dispensing equipment (known as DCR machines) and related parts substantially consists of refurbished DCR machines that were previously under lease agreements with customers. The card dispensing equipment and related parts inventory were valued at the date of the Merger based on its minimum net recoverable value, estimated by management to be approximately $984,000. The Company is reviewing marketing plans for the redeployment and/or sale of the DCR machines in 2004 and believes the carrying amount of the assets are fully recoverable as of December 31, 2003.

9.    Income taxes

The Company had net operating losses (“NOL”) of approximately $16 million related to federal income tax and approximately $8 million related to state jurisdictions as of December 31, 2003. Utilization of net operating losses, which begin to expire at various times starting in 2011, may be limited by Section 382 of the Internal Revenue Code. Such limitations could result in the eventual permanent loss of a portion of the NOL benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company has provided a full valuation allowance on the net deferred tax asset because of uncertainty regarding its realizability. This asset primarily consists of net operating losses and allowances not deductible for income tax purposes.

Following is a reconciliation of the income tax expense (benefit) expected (based on the statutory federal income tax rate) to the actual income tax provision recorded as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Income tax (benefit) from continuing operations computed at statutory rate of 34%	$(138)	$271
Expenses not deductible for income tax purposes	8	—
State income taxes	32	—
Reportable under pass through LLC	15	(271)
Change in valuation allowance for deferred tax assets, net	83	—

Provision for income taxes—current	$—	$—

Deferred income tax assets and the related valuation allowance as of December 31, 2003 and 2002, result from the following temporary differences (in thousands):

	2003	2002
Net operating loss carryforwards	$5,474	$5,365
Inventory and other reserves	584	717
State taxes	(59)	—
Valuation allowance	(5,999)	(6,082)

Net deferred income tax assets	$—	$—

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Basic and fully diluted per share calculation

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

Although Global ePoint is the surviving legal entity after the Merger, the Merger has been treated as an acquisition of Global ePoint by McDigit for accounting and financial reporting purposes. Therefore, the weighted average number of common shares previously reported by McDigit has been adjusted to reflect the shares issued in the Merger.

The weighted average number of common shares reported for 2003 assumes the shares issued in the Merger were outstanding throughout the year and the shares originally reported as outstanding by Global ePoint as of December 31, 2002, were issued as of the date of the Merger. The weighted average number of common shares reported for 2002 assumes the shares issued in the Merger were outstanding throughout the year.

The computations for basic and fully diluted income (loss) per share are as follows (in thousands, except per share amounts):

For the year ended December 31, 2003:

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Basic and fully diluted loss per share
Loss available to common stockholders	$(423)	7,848	$(.05)

For the year ended December 31, 2002:

	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic and fully diluted loss per share
Income available to common stockholders	$796	5,921	$0.13

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Segment reporting

The Company operates in two business segments; marketing, developing and distributing advanced digital technology products related to digital video, audio and data transmission and recording products (digital technology division) and the assembly and distribution of computer systems and computer related components (contract manufacturing division). The Company evaluates segment performance based on income from operations and total assets. All inter-company transactions between segments have been eliminated. Information with respect to the Company’s operating (loss) income by segment are as follows (in thousands):

For the year ended December 31, 2003:	Digital Technology	Contract Manufacturing	Corporate	Totals
Net sales	$88	$21,305	$—	$21,393
Cost of sales	44	17,146	1	17,191

Gross profit	44	4,159	(1)	4,202
Operating expenses	2,201	2,592	89	4,882

Income (loss) from operations	(2,157)	1,567	(90)	(680)
Other income (expense)	(28)	4	281	257

Net income (loss)	$(2,185)	$1,571	$191	$(423)

Total assets	$1,696	$8,319	$6,034	$16,049

For the year ended December 31, 2002:	Digital Technology	Contract Manufacturing	Totals
Net sales	—	$9,235	$9,235
Cost of sales	—	6,547	6,547

Gross profit	—	2,688	2,688
Operating expenses	$72	1,821	1,893

Income (loss) from operations	(72)	867	795
Other income	—	1	1

Net income (loss)	$(72)	$868	$796

Total assets	$41	$3,077	$3,119

12.    Stockholders’ equity

Merger    As a result of the Merger, the consolidated statements of stockholders’ equity have been restated to reflect the historical amounts for McDigit with the actual stock activity of Global ePoint for the periods presented. See Note 2 for a further description of the Merger and the accounting treatment.

Preferred stock    Global ePoint is authorized to issue up to two million shares of Preferred Stock without further stockholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. No shares have ever been issued.

Stock option plans    Global ePoint has two employee stock option plans whereby options to purchase 1,157,500 shares of Global ePoint’s Common Stock were allowed to be granted to certain executives and employees, and an option plan for directors under which options for 175,000 shares of Global ePoint’s Common Stock may be issued to directors of Global ePoint. Substantially all the options outstanding are held by directors and former executives of the Company. One stock option plan covering 157,500 of the options expired in 2003 and the remaining stock option plans expire in 2004. The Company anticipates adopting new plans in 2004 and, subject to

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those new plans, granted options to purchase 110,000 shares of Common Stock to employees and directors. Information regarding these option plans and grants as of December 31, 2003 and 2002, respectively, follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,067,001	$2.79	1,104,334	$2.84
Granted	362,000	2.87	80,000	1.37
Exercised	(73,334)	(1.39)	—	—
Forfeited	(160,333)	(3.11)	(117,333)	(2.32)

Ending balance	1,195,334	2.86	1,067,001	2.79

Exercisable at year end	1,055,334	$2.68	1,026,834	$2.85

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/03	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price	Outstanding at 12/31/03	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price
$1.21 – 1.51	522,000	2.8	$1.30	512,000	2.8	$1.30
1.86 – 1.91	110,000	4.6	1.87	110,000	4.6	1.87
2.38 – 2.40	306,666	2.0	2.40	306,666	2.0	2.40
3.20	80,000	4.6	3.20	—	—	—
4.89	83,334	0.8	4.89	83,334	0.8	4.89
6.47	60,000	5.0	6.47	10,000	5.0	6.47
22.35	33,334	0.8	22.35	33,334	0.8	22.35

Stock warrants    Global ePoint has, on occasion, granted warrants to purchase Common Stock to consultants, lenders and creditors. Information regarding these warrants for the periods ending December 31, 2003 and 2002 follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	395,101	$2.51	632,502	$2.33
Issued	35,000	2.56	12,600	1.36
Exercised	(3,000)	(1.59)	—	—
Forfeited	(136,667)	(3.91)	(250,001)	(1.98)

Ending balance	290,434	$2.35	395,101	$2.51

For the two-year period ending December 31, 2003, the following warrants were issued relating to the above table:

Effective August 1, 2003, warrants to purchase 10,000 shares of Common Stock were issued to consultants. The warrants have an exercise price of $3.78 per share and are exercisable over a three-year period commencing

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the date of the issuance. The expense relating to this warrant was recognized prior to the Merger and were not reflected in these financial statements because the Merger has been treated for accounting purposes as a reverse acquisition.

Effective October 1, 2003, warrants to purchase 10,000 shares of Common Stock were issued to an outside marketing consultant. The warrants have an exercise price of $5.20 per share, vest on December 31, 2003, and are exercisable over a 1-year term expiring on December 31, 2004. The Company recognized an expense of approximately $7,000 in 2003, which was credited to additional paid in capital.

Effective November 3, 2003, warrants to purchase 15,000 shares of Common Stock were issued to the Company’s outside public relations firm. The warrants have an exercise price of $6.47 per share, vest at the rate of 1,000 shares per month over the term of the related consulting agreement, and are exercisable through the end of the term of the related consulting agreement or 5 years, whichever is shorter. The consulting agreement with the firm expires, unless extended by mutual agreement, in June 2004. The Company recognized an expense of approximately $2,000 in 2003, which was credited to additional paid in capital.

Other stock options    Pursuant to the Merger agreement and as part of the consideration of the Merger, the Company issued options to purchase 1,511,015 shares of Common Stock (see Note 2) to Auspex, LLC, an entity owned by the Company’s CEO, (the “Auspex Options”). The Merger agreement required that options be issued to Auspex pari passu to, and in a number equal to, the outstanding options and warrants of the Company (the “Determining Options”) at the time of stockholder approval of the Merger. The options granted pursuant to the Merger agreement may only be exercised when, and if, the Determining Options are exercised. Whenever a Determining Option expires or is otherwise cancelled, the similar number of Auspex Options are likewise cancelled. As of December 31, 2003, Auspex had not exercised any options related to this agreement.

Information regarding the Auspex Options follows:

	2003
	Shares	Weighted Average Exercise Price
Issued upon Merger	1,511,015	$2.49
Exercised	—	—
Expired	(116,913)	(3.75)

Ending balance	1,394,102	$2.39

The following table summarizes information about the fixed-price warrant and other stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding at 12/31/03	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price	Exercisable at 12/31/03	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price
$1.15 – 1.91	1,226,202	2.6	$1.53	331,768	1.9	$1.63
2.38 – 2.40	306,666	2.0	2.40	—	—	—
3.75 – 3.78	10,000	2.6	3.78	10,000	2.6	3.78
4.89 – 6.47	108,334	0.8	5.18	25,000	0.8	6.16
22.35	33,334	0.8	22.35	—	—	—

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation settlement    In 2003, the Company issued 519,125 shares of its Common Stock equal in value at the time of issuance to $950,000 pursuant to an amended settlement agreement in connection with a lawsuit that the Company settled in 2001. The amount was previously accrued and reserved in prior years.

13.    Commitments and Contingencies

Lease commitments:

Global ePoint leases certain facilities under month-to-month arrangements and one facility under an operating lease expiring in April 2013. Rent expense for all facilities totaled $214,000 and $96,000 for the years ended December 31, 2003 and 2002, respectively. The Company subleases one of its facilities under an operating lease expiring in April 2013. Rental income totaled $117,000 in 2003. Future minimum rentals under non-cancelable operating leases, as of December 31, 2003, are as follows (in thousands):

Year Ending December 31,	Lease Expense	Sublease Income
2004	$649	$276
2005	658	286
2006	650	296
2007	287	306
2008	292	317
Thereafter	$1,414	$1,506

Total	$3,950	$2,987

Other commitments:

Effective August 1, 2003, the Company entered into a consulting agreement with a company, whose principal stockholder is the former chief executive officer of Global ePoint (the “Consultant”). Pursuant to such agreement, through August 31, 2008, the Consultant is to serve in an advisory capacity to the Company under the title of Advisory Director. The Consultant shall receive a minimum annual base fee of $180,000. Should the pre-tax income of the Company for any calendar year equal or exceed $5 million, the Consultant shall receive an additional $10,000. The Consultant is entitled to all of the following bonuses: (i) ten percent of the net monetary award received by the Company, if any, in connection with a potential gain contingency related to a lawsuit in which the Company is the plaintiff, with one-half of such payment reducing the payments made under (ii); (ii) five percent of the Company’s pre-tax income over $500,000, up to a maximum of $300,000. In addition to the aforementioned compensation, the Consultant is entitled to three percent of the value of any Strategic Transaction, as defined, into which the Company enters. Should the Company terminate the consulting agreement or if the Consultant terminates the consulting agreement for good reason, the Company must pay to the Consultant a minimum of $990,000.

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2003, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, the Company entered into a Letter of Understanding with a company for an exclusive manufacturing and non-exclusive sales and marketing arrangement. The chairman and chief executive officer of this company is also a member of the Company’s board of directors. The Company has made a $300,000 investment in such company, which is included in the other assets caption of the accompanying consolidated balance sheet.

14.    Subsequent Events

In February 2004, the Company entered into a Memorandum of Understanding with a company whereby the Company will have the right to access all of this company’s software tools, the right to sell this company’s products under the Company’s designated brand and the Company will have exclusive manufacturing rights for a minimum of two years. In consideration of such, the Company has paid $100,000 to this Company and has also agreed to provide a reserve of up to $150,000 for expenses to manufacture their products as an investment in this company.

The Company signed a definitive agreement, effective April 5, 2004, to purchase substantially all of the assets of a company engaged in designing and developing digital video recorders and related software. In consideration for the assets, the Company will be required to pay up to $400,000 of cash, subject to certain balance sheet targets for the acquired operations, and up to $2,750,000 of the Company’s Common Stock, subject to achieving certain sales targets for the acquired operations in the 12-month period following the closing of the acquisition. In addition to the cash and stock, the Company agreed to defer for one year the collection of (and under certain circumstances, waive altogether the right to collect) an account receivable from the seller in the amount of approximately $150,000. If the seller meets the sales levels required for receipt of the stock, the Company would be required to issue the stock approximately one year from the closing date at the average price of the Company’s stock over the 30 trading days prior to the issuance of the stock. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted. There can be no assurance that this acquisition will be successfully integrated into the Company’s operations.

In March 2004 the Company executed a non-binding letter of intent to purchase all of the assets of an aviation security company. The terms of this letter of intent outline the consideration payable by the Company if this transaction is consummated, including cash and the Company’s Common Stock. The payment of a portion of the cash-flow and all of the stock is subject to achieving certain defined financial performance levels. If the Company proceeds with this transaction, the cash and stock would be payable in installments over a six month period from the closing date. If the Company proceeds with this transaction, it expects to finance the cash portion of the purchase price with a combination of cash from the acquired operations and additional debt or equity financing. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted. The letter of intent includes numerous conditions to closing, including the approval of the Company’s Board of Directors. A definitive transaction also remains subject to the Company’s legal, financial and business due diligence. There can be no assurance that this acquisition will be consummated and there can be no assurance that if this acquisition is consummated that it will be successfully integrated into the Company’s operations.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In November 2003, the Company dismissed Rothstein Kass & Company, P.C. (“RK&C”) as its principal accountant. At that same time, the Company appointed Haskell & White LLP (“H&W”) as the Company’s new principal accountant. RK&C’s report on the Company’s financial statements for fiscal years 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Company’s Audit Committee.

During fiscal years 2001 and 2002 and the subsequent interim period through November 6, 2003, there were no disagreements with RK&C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RK&C, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulations S-B.

During fiscal years 2001 and 2002 and the subsequent interim period through November 6, 2003, neither the Company nor someone on its behalf engaged H&W regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulations S-B.

Moore Stephens Wurth Frazer and Torbet, LLP were the former accountants for McDigit, the company which was acquired by Global in August 2003. Due to the presentation of the financials of the Company following the reverse merger, the financial statements of McDigit for the fiscal year 2002 are included in this report.

ITEM 8A.    CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors—The information in the section entitled “Directors and Executive Officers,” appearing in the Proxy Statement, is incorporated herein by reference. Audit Committee—The information in the section entitled “Audit Committee,” appearing in the Proxy Statement, is incorporated herein by reference.

Audit Committee Financial Expert—The board of directors has determined that Owen Lee Barnett, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and Nasdaq rules. The board’s affirmative determination was based, among other things, upon his extensive experience as owner, President and Chief Executive Officer of American Tax Services.

Section 16(a) Compliance—The information in the section entitled “Section 16(a) Beneficial Ownership Compliance,” appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 10.    MANAGEMENT REMUNERATION AND TRANSACTIONS

The information in the sections entitled “Compensation of Executive Officers” and “Compensation of Directors, “ appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections entitled “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation and Information,” appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2003 the Company transacted a substantial majority of its business with Related Parties. These transactions occurred with the Related Parties prior to the completion of the Merger and continued in 2003. These transactions allowed the Company to leverage sales opportunities and component and sub-system purchasing relationships of these companies. As a result, the Company achieved the benefits of economies of scale associated with shared facilities, administration, and sales, and the benefits associated with the use of the Related Parties’ network of global contacts, sales opportunities and purchasing power.

The Company does not have any written agreements with any of the Related Parties and therefore there are no long-term obligations in place on which the Company can rely. Each of the transactions that occurred in 2003 was based on a purchase order or verbal agreement between Global and the Related Parties. The Related Parties are not obligated to continue working with the Company in the future. If a material amount of these types of transactions are not effected in the future, the Company’s operating results and business would be materially and adversely affected. We cannot make any guarantees that we will be able to leverage the Related Parties’ relationships and purchasing power for these types of beneficial transactions in the future.

In order to ensure that each transaction with a Related Party is fair to and in the best interests of the Company and its stockholders, during 2003 our Board of Directors appointed a committee, consisting of Dr. William Dolph and Mr. Owen Lee Barnett, independent members of our Board of Directors, to review and approve all transactions between Global and any Related Parties. Based on the independent committee’s review and approval, the Company believes that it received market rates or better and that any transactions with Related Parties during 2003 were on terms that were fair to the Company and its stockholders.

FACILITIES LEASING ARRANGEMENT

The Company shares office and warehouse facilities in a building owned and partially occupied by one of the Related Parties. The Company also uses and pays rent to this Related Party for the use of its manufacturing and assembly equipment. The Company recorded occupancy costs and equipment rental expenses to the Related Party totaling $109,000 and $96,000 for the fiscal years ended December 31, 2003 and 2002, respectively. Occupancy costs paid to the Related Party are based on the square footage occupied and a price per square foot verbally agreed upon with the Related Party.

PURCHASES FROM RELATED PARTIES

During 2003, the Company purchased components and finished products totaling approximately $12.6 million from the Related Parties. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can pass through to the Company the more favorable pricing due to its volume discounts. Of the total purchases, approximately $7.5 million was from purchases of various component parts, such as memory, CPUs, hard drives and motherboards, and finished products from Avatar. Avatar has long-term, volume purchasing relationships with certain component suppliers that allow it to sell components to us at terms that are not otherwise available to the Company in the general market.

During 2003, we also purchased approximately $5 million of various component parts, such as memory, CPUs, hard drives and motherboards, from Prophecy Technology, LLC (“Prophecy”), one of the Related Parties. Prophecy also has long-term, volume purchasing relationships with certain component supplies that allow it to pass through to the Company more favorable pricing terms for such components than are otherwise available to us in the general market.

SALE ARRANGEMENTS

During 2003, the Company sold approximately $11.8 million of products and contract manufacturing services to the Related Parties. Included in that amount were sales of $10.7 million to Avatar and $.7 million to Prophecy.

Avatar provides distribution of computer components around the world, as well as consumer PCs in selected markets. In 2003, Avatar secured a major contract for consumer PCs with a large retail chain in Latin America and, as a result, subcontracted the manufacturing of the consumer PCs to us. Our contract manufacturing division generated sales of approximately $10.7 million from Avatar for consumer PCs, all of which were ultimately delivered to retail stores of Avatar’s customers throughout Latin America.

The following schedule provides a summary of transactions with the Related Parties during the years ended December 31, 2003 and 2002 and balances with the Related Parties as of December 31, 2003 and 2002:

	For the Year Ended December 31,
	2003	2002
(Thousands of dollars)
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$14
(B) (100% owned by CFO/Chairman)	3,876	28
(C) (100% owned by CFO/Chairman)	—	1
(D) (50.1% owned by CFO/Chairman)	—	65
(E) (95% owned by CFO/Chairman)	—	73

Totals	$3,876	$181

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$348	$14
(B) (100% owned by CFO/Chairman)	10,757	65
(C) (100% owned by CFO/Chairman)	3	14
(D) (50.1% owned by CFO/Chairman)	—	129
(E) (95% owned by CFO/Chairman)	691	69

Totals	$11,799	$291

Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	—	—
(C) (100% owned by CFO/Chairman)	3	—
(D) (50.1% owned by CFO/Chairman)	—	2
(E) (95% owned by CFO/Chairman)	5,534	467
(F) (100% owned by CFO/Chairman)	—	10

Totals	$5,537	$479

Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$3	$—
(B) (100% owned by CFO/Chairman)	7,543	4,415
(C) (100% owned by CFO/Chairman)	22	—
(D) (50.1% owned by CFO/Chairman)	—	2
(E) (95% owned by CFO/Chairman)	5,045	1,234
(F) (100% owned by CFO/Chairman)	1	—

Totals	$12,614	$5,651

OTHER RELATED PARTY TRANSACTIONS

In March 2003, prior to the Merger, the Company acquired video, audio, and data transmission intellectual property and related products, from Sequent, a Related Party majority owned by Mr. Pan. As a result of this acquisition, the Company recorded $500,000 as the cost of the intellectual property acquired. In addition, the Company may also be obligated to issue to the seller additional Company shares subject to the achievement of financial milestones in 2004 and 2005. See “Merger.” The amount of that percentage would be based on the percentage of contribution of net income, if any, generated from the operations responsible for commercializing the technology acquired from the acquisition compared to certain consolidated net income of the Company generated from overall consolidated operations. The acquisition also provides for non-compete arrangements with management of the Related Party seller as well as other covenants, which are stipulated in the agreement.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

A)    EXHIBITS

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Articles of Incorporation dated March 1, 1993(B)

3.1.2	Certificate of Amendment to Articles of Incorporation dated August 6, 1996(D)

3.1.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000(F)

3.1.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 28, 2003(I)

3.2.1	Restated By-Laws dated March 1, 1993(A)

3.2.2	Restated By-Laws Amendment thereto dated May 27, 1993(B)

10.1	Form of Indemnification Agreement between Registrant and its officers and directors(A)

10.2.1	1994 Stock Option Plan(C)

10.2.2	Third Amendment to 1994 Stock Option Plan(F)

10.3.1	1994 Stock Option Plan for Directors(C)

10.3.2	Fifth Amendment to the 1994 Stock Option Plan for Directors(F)

10.3.3	Sixth Amendment to the 1994 Stock Option Plan for Directors(F)

10.3.4	Seventh Amendment to the 1994 Stock Option Plan for Directors(G)

10.3.5	Eighth Amendment to the 1994 Stock Option Plan for Directors(H)

10.4	Asset Purchase Agreement, dated as of February 23, 2001 between Global ePoint and Interlott Technologies, Inc.(E)

10.5	Consulting Agreement, dated as of August 1, 2003, between the Global ePoint and Vanguard Strategies, Inc.*

21	Subsidiaries of the Registrant*

31.1	Certification of CEO—Rule 13A – 14(A) or 15D – 14(A)*

31.2	Certification of CFO—Rule 13A – 14(A) or 15D – 14(A)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

CODES FOR DOCUMENTS INCLUDED BY REFERENCE TO PREVIOUS FILINGS

(A)	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993.
(B)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993.
(C)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994.
(D)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended Sep 30, 1996
(E)	Incorporated by reference to Registrant’s Form 8-K, dated February 23, 2001
(F)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000.
(G)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(H)	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2002.
(I)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

B)    REPORTS ON FORM 8-K

The Company filed three reports on Form 8-K during the fourth quarter ended December 31, 2003.

1.	On November 6, 2003, for the purpose of reporting under Item 4 that the registrant had dismissed Rothstein Kass & Company, P.C. (“RK&C”) as the registrant’s principal accountant and had appointed Haskell & White LLP (“H&W”) as the registrant’s new principal accountant effective November 6, 2003.

During fiscal year 2001 and 2002 and the subsequent interim period through November 6, 2003, there were no disagreements with RK&C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RK&C, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report.

2.	On November 24, 2003, for the purpose of reporting under Item 5 that Keith A. Cannon and Mark McDermott had resigned from the Board of Directors of Global ePoint. Under Items 7 and Item 12, the Company reported that a press release was issued announcing third quarter financial results and fourth quarter financial guidance (the “Release”).

3.	On December 1, 2003, for the purpose of reporting under Item 7 and Item 9, Global ePoint reported that a press release had been issued announcing the receipt of a $10 million order for computers from Avatar Technologies, Inc. to be delivered in fourth-quarter 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the section entitled “Audit Fees and Services,” appearing in the Proxy Statement, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Dated: April 13, 2004	By:	/s/ TORESA LOU
Toresa Lou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: April 13, 2004	By:	/s/ JOHN PAN
John Pan, Chief Financial Officer and Chairman

Dated: April 13, 2004	By:	/s/ DARRELL L. RICHARDSON
Darrell L. Richardson, Director

Dated: April 13, 2004	By:	/s/ OWEN LEE BARNETT
Owen Lee Barnett, Director

Dated: April 13, 2004	By:	/s/ JOHN YUAN
John Yuan, Director

Dated: April 13, 2004	By:	/s/ DR. WILLIAM W. DOLPH, MD
Dr. William W. Dolph, MD, Director

Dated: April 13, 2004	By:	/s/ JONGIL KIM
Jongil Kim, Director

EXHIBIT INDEX

No.	Description

10.5	Consulting Agreement, dated as of August 1, 2003, between the Global ePoint and Vanguard Strategies, Inc.

21	Subsidiaries of the Registrant

31.1	Certification of CEO—Rule 13A – 14(A) or 15D – 14(A)

31.2	Certification of CFO—Rule 13A – 14(A) or 15D – 14(A)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002