Form 10KSB/A
period 2003-12-31
GLOBAL EPOINT INC
filed 2004-04-29
CIK 896195

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB (the “Annual Report”) of Global ePoint, Inc. (the “Company” or “Global”) filed on April 13, 2004 with the Securities & Exchange Commission (the “SEC”) is being filed solely for the purpose of including information that was to be incorporated by reference from the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety of the last paragraph of Item 5 of Part II and Items 9, 10, 11 and 14 of Part III of the Annual Report. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-KSB/A does not reflect events occurring after the April 13, 2004 filing of our Annual Report, nor does it modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. All capitalized terms not defined in this Form 10-KSB/A have the same meaning as defined in the Annual Report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s equity plan information required by this item appears in Item 11 of this report.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information regarding the Company’s current Directors and Officers.

Name	Age	Position	Date First Elected as Director
Darrell L. Richardson (1) (2)	54	Director	9/23/02
Owen Lee Barnett (1) (2) (3) (4)	64	Director	12/19/02
John K. Yuan	49	Director	8/11/03
Jongil Kim	38	Director	8/11/03
Dr. William W. Dolph. MD (3)	56	Director	8/11/03
Toresa Lou	44	Director, Chief Executive Officer	8/11/03
John Pan	55	President, Chief Financial Officer, Chairman and Secretary	8/11/03

(1)	Audit Committee Member

(2)	Compensation Committee Member

(3)	Related Party Transaction Review Committee Member

(4)	Audit Committee Financial Expert

Biographical summaries of the Company’s directors and officers are provided below.

Darrell L. Richardson was appointed to the Board in September 2002. Mr. Richardson has been the Chairman, President and Chief Executive Officer of Timeshare Bid, Inc., a private startup Internet Commerce Company focused on time-share sales and exchanges, since its formation in April 1999. Mr. Richardson was also Designated Manager of Cunningham Group Development Services, LLC, a private real estate development company, from 1999 to 2001 and remains as its largest interest holder under a management consulting contract. Mr. Richardson served as President and Chief Executive Officer of Residency Resorts International, Inc., a timeshare company, from 1998 to 1999 and he was a financial consultant for Merrill Lynch from 1996 to 1998. Prior to his ten years in real estate, financial and management consulting services, Mr. Richardson spent 20 years in the telecommunications industry. Mr. Richardson also has managed Richardson Development Group, LLC, a private family holding and investment company, from 1995 to present; Flagstaff Private Residency Club, LLC from 2000 to present; and R4 Hospitality Group, LLC from 2002 to present. Mr. Richardson received his A.A. Degree from Rochester Community College in 1977 and completed several courses in Business Administration and Management at the University of Minnesota, including a condensed executive management program through the University of Minnesota’s Graduate School of Management.

Owen Lee Barnett has been Chief of Resources of Civil Engineering for the 61st Air Base Group of the U.S. Air Force from 2001 to present. Mr. Barnett has been a member of the Board of Directors of Montgomery Realty Group, Inc., a publicly traded company, from 1996 to present and has been a member of the Audit Committee of that company during the same period. Mr. Barnett has also been the owner, President and Chief Executive Officer of American Tax Service, a privately held accounting, tax and management services company, from 1961 to present. Mr. Barnett has also been a registered Broker-Dealer and Securities Analyst in the securities industry, a college instructor, as well as the President and Chief Executive Officer of a privately held leasing company as well as Chairman and CEO of a motorcycle/power equipment retailer. Mr. Barnett is a retired Lieutenant Colonel in the Medical Service Corps of the U.S. Air Force. Mr. Barnett has a B.S. Degree in Banking and Finance from the University of Utah.

John Yuan has been working on the business planning, fund raising and technology development for a start up software company since August 2002. From June 1999 to July 2002, Mr. Yuan was a senior design manager and chief architect at Cirrus Logic in Austin, Texas, managing technical aspects of four different product lines and providing technical advice on corporate acquisitions, licensing and strategic alliances. From June 1993 to June 1999, Mr. Yuan was a design manager and principal architect at Motorola Inc., where he led the development of multi-standard video codes and PowerPC processors and assisted in business development and product promotion. Mr. Yuan has 19 years of experience in managing, promoting, and developing semiconductor products. Mr. Yuan received his Masters of Science in Electrical Engineering and Physics from Texas Tech University.

Jongil Kim is the founder, Chairman, President, and Chief Executive Officer of Media Excel Inc., which are positions he has held since March 2000. Media Excel is a software development company providing software solutions for high-quality, low power, embeddable design of compression and delivery standards. Prior to that, Mr. Kim worked as a Senior Engineer at Accelerix

Corp., which is now known as MOSAID Technologies, from January 1998 to March 2000. At Accelerix he designed ethernet switches and chips, as well as software for DVD, MPEG video decodes and video conference encoders. Mr. Kim received a B.S and M.S. Degree in Electrical Engineering from Yonsei University in Seoul, Korea. In addition, he completed 10 advanced (Ph.D.) courses in electrical and computer engineering at the University of Texas at Austin.

Dr. William W. Dolph, MD was the President of IntelliQuest, Inc. from 1999 to 2002, a valuation firm specializing in medical technology and medical devices. From 1997 through 1998, Dr. Dolph worked as a physician at Planned Parenthood in northwest Indiana in the area of reproductive medicine. He received his M.D. from Penn State University, College of Medicine and has a Master’s Degree in Management of Medical Technologies, Massachusetts Institute of Technology.

Toresa Lou was elected as Chief Executive Officer of Global after the Company’s acquisition of McDigit in August 2003. Ms. Lou was a founder of McDigit and has been the President and Chief Executive Officer and a Director of McDigit since its incorporation in November 2002. As the President and Chief Executive Officer of McDigit, Ms. Lou has been actively involved in the management and business development of the company. Ms. Lou was the Chief Executive Officer of Avatar Technology, Inc., a privately-held computer manufacturing company and wholesaler with extensive ties in the Far East, prior to joining Global ePoint, and she remains a consultant to that company. She has held this position since April 1999. From September 1992 through the present, she has served as Vice President of Sales and Marketing at Prophecy Technology LLC, a privately-held international wholesaler and distributor of computer components. Ms. Lou received a M.S. in Accounting from Louisiana State University in 1986.

John Pan was elected as President, Chief Financial Officer, Chairman, and Secretary of Global after the Company’s acquisition of McDigit in August 2003. Mr. Pan was a founder of McDigit and has been its Secretary and Chief Financial Officer and Director since its incorporation in November 2002. Mr. Pan is also the founder, President, Chief Financial Officer, and Director of Best Logic LLC, a wholly owned subsidiary of McDigit. He has held these positions since November 2000. Prior to joining Global ePoint, Mr. Pan was the founder, Chief Financial Officer, President, and director of Avatar Technology, Inc., and he remains a consultant to that company. Mr. Pan is a founder, President and Chief Financial Officer of Prophecy Technology LLC, positions he has held since September 1992. Mr. Pan received his M.B.A. from Pepperdine University in 1986.

Composition of Audit Committee.

The audit committee of the Board of Directors is comprised of two directors, Owen Lee Barnett (Chair) and Darrell L. Richardson, and operates under a written charter adopted by the Board of Directors. Each of the members of the Committee is an independent director as defined by the Nasdaq Small Cap Market listing standards. The Company’s Board of Directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee. After review, the Board of Directors has determined that Mr. Barnett meets the Securities and Exchange Commission definition of “Audit Committee Financial Expert.” Mr. Barnett’s experience is defined more specifically above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Global’s executive officers and directors, and persons who own more than ten percent of Global’s Common Stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish Global with copies of all Section 16 forms they file. Based solely on a review of copies of the Section 16 forms furnished to Global with respect to year ended December 31, 2003, Global believes that two reports were filed late. John Pan, who became a director on August 11, 2003, filed his initial statement late; Jongil Kim filed his annual statement late. Global believes all other Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with. Based on the reports, no director sold any Global Common Stock in 2003.

Code of Ethics

The Company is in the process of adopting its “Code of Business Conduct and Ethics,” which is applicable to all employees, including its executive officers, and its “Code of Ethics for Principal Financial Officers,” which is applicable to the Company’s principal executive officers, principal financial officers, principal accounting officers and those performing similar functions. The Company will make the final copies of both available on its website at http://www.globalepoint.com no later than the date of its next annual stockholders’ meeting. In the event that the Company makes any amendment to, or grants any waivers of, a provision of the codes of ethics that requires disclosure under applicable rules after initially posting its codes to its website, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site.

ITEM 10.	MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation And Related Matters

The compensation table below includes compensation paid to the Company’s Chief Executive Officer and Chief Financial Officer by Global for 2002 and 2003. The table also includes the compensation paid by the Company to the former Chief Executive Officer for 2003 and 2002.

The salaries set forth below for the current Chief Executive Officer and Chief Financial Officer for 2003 were paid by Global for a partial year subsequent to the acquisition of McDigit by Global ePoint. Other than as set forth in the table, no other salary, bonus or other compensation was paid to the individuals in 2002 or 2003.

The salaries for the current Chief Executive Officer and Chief Financial Officer for 2003 were an accommodation to the Company by such executives for the partial-year period following the acquisition of McDigit in August 2003. The salaries for these named executive officers were set at the time of the acquisition of McDigit by the Company in August 2003. As a result, the Compensation Committee did not have a role in setting the compensation of these named executive officers in 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation	Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Securities Underlying Options/ SARs (#)
Toresa Lou, CEO	2003 2002	52,500 —	— —
John Pan, CFO	2003 2002	52,500 —	— —
Frederick Sandvick, former CEO	2003 2002	45,000 150,000	180,000 —

In 2004 the Board of Directors will take an active role in reviewing and approving the Company’s future policies regarding executive compensation, including the adoption of a new stock option plan for the Company. As part of this process, the Board of Directors will be reviewing the 2004 compensation packages for the current Chief Executive and Chief Financial Officer and it is currently anticipated that the salaries of these named executive officers for 2004 will include a base salary and cash bonus component. The compensation packages of these individuals may also contain stock options or other equity-based performance incentives. Moreover, at the discretion of the Board of Directors, the compensation for these named executive officers for 2004 may include a one-time cash bonus payment. The Company anticipates that it will enter into employment agreements with these individuals to memoralize the terms of their employment including their compensation.

The Company’s former Chief Executive Officer continues to work for the Company as a consultant through an entity owned by Mr. Sandvick at a rate of $180,000 per year. The salary paid to Mr. Sandvick in 2003 was paid to his consulting firm.

Options Granted in 2003

The following table sets forth information regarding stock options granted to our named executive officers during 2003:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Sh)	Expiration Date
Frederick Sandvick, former CEO	90,000	37%	1.86	7/31/08
Frederick Sandvick, former CEO	90,000	37%	1.51	4/30/08

(1)	Based on options to purchase an aggregate of 242,000 shares of Common Stock granted to our employees during the year ended December 31, 2003 which includes 60,000 options offered subject to the adoption and stockholder approval of a new stock option plan.

Option Exercises In Fiscal 2003 And Fiscal Year-End Option Values

The following table presents certain information regarding stock option exercises by named executive officers during fiscal year 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Option/SARs at FY-End		Value of Unexercised In-the-Money Options/SARs at FY-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Frederick Sandvick, former CEO	—	—	180,000	—	$576,900	—

Director Compensation

Non-Employee Director Compensation. In 2003, non-employee directors received no cash compensation for services provided in that capacity, but were reimbursed for out-of-pocket expenses in connection with attendance at meetings of the Board of Directors and its committees. The Board of Directors intends to adopt a policy for compensating non-employee directors which will go into effect as of 2004.

Employee Director Compensation. Directors who are employees of the Company receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of the Board of Directors and its committees.

1994 Stock Option Plan for Directors. On April 21, 1994, Global adopted the 1994 Stock Option Plan for Directors (the “Directors’ Plan”) under which 175,000 shares of Common Stock may be issued to Directors of Global. Options issued under the Directors’ Plan are non-qualified stock options. The Directors’ Plan requires that the exercise price of stock options be not less than the fair market value on the date of grant and that stock options expire not later than ten years from the date of grant. The Directors’ Plan contains an anti-dilution provision whereby the shares of Common Stock, which underlie outstanding options, are increased proportionately in the event of a stock split or dividend. As of December 31, 2003, 80,000 options are outstanding under this plan. As of April 2004 the Directors’ Plan has expired and no additional options will be granted under this plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In 2003 the Company maintained three equity compensation plans under which our equity securities were authorized for issuance to our employees, directors or consultants: the 1993 Stock Option Plan, the 1994 Stock Option Plan and the 1994 Stock Option Plan for Directors. All three of these plans were approved by our stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,085,334	$2.65	64,331
Equity compensation plans not approved by security holders (2)	400,434	$2.94	—
Total	1,485,768	$2.73	64,331

(1)	As of March 2003, the 1993 Stock Option Plan expired and no further grants will be made under this plan. As of April 2004, the 1994 Stock Option Plan and the 1994 Stock Option Plan for Directors expired and no further grants will be made under these plans.

(2)	The equity compensation plans not approved by the security holders consist of options offered to directors and employees subject to the adoption and stockholder approval of a new stock option plan, and warrants issued to various parties providing goods and/or services to the Company. No additional warrants will be issued under these existing contracts.

Security Ownership of Certain Beneficial Owners And Management

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock by each beneficial owner of more than 5% of the Company’s Common Stock, each Director of the Company, the two executive officers of the Company (the “named executive officers”) and the directors and executive officers as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock as of 4/2/2004 (2)	Percent of Class
Toresa Lou (3)(4)	1,394,102	11.39%
John Pan (3)(5)	5,383,472	49.62%
Darrell L. Richardson (6)(9)	30,000	*
Owen Lee Barnett (7)(10)	33,134	*
John Yuan (8)(11)	10,000	*
Jongil Kim (8)(12)	10,000	*
William W. Dolph, MD (8)(13)	10,000	*
All directors and executive officers as a group (7 persons)	6,860,708	55.80%

*	Represents less than one percent of the outstanding Common Stock.

(1)	Unless otherwise indicated, all shares are owned beneficially and of record by the person named above.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Information regarding ownership of the Company’s Common Stock by our securityholders is based, in part, upon our review of Forms 3, 4 and 5, and Schedules 13D and 13G filed with the Securities and Exchange Commission by such persons.

(3)	The business address for Ms. Lou and Mr. Pan is Global ePoint, Inc., 339 S. Cheryl Lane, City of Industry, CA 91789.

(4)	Represents options to purchase shares of Common Stock issued to Auspex LLC, an entity controlled by Toresa Lou, issued in connection with the Company’s acquisition of McDigit in August 2003, pursuant to the Reorganization and Stock Purchase Agreement dated March 31, 2003 (the “Reorganization Agreement”). Under the Reorganization Agreement, McDigit was entitled to receive 1,511,015 options to purchase the Company’s Common Stock as part of the acquisition by Global. In August 2003, Global and McDigit executed the “Stock Distribution Agreement” pursuant to which the parties agreed that these options would be granted to Auspex LLC. Pursuant to the Reorganization Agreement, the option was issued pari passu to, and in a number equal to, the outstanding options and warrants of the Company at time of closing of the acquisition. The option may only be exercised in the same number as the number exercised from the existing options and warrants held at the time of closing. Between the closing date of the acquisition and April 2, 2004, 116,913 options that were outstanding upon the closing date of the acquisition have expired, and therefore, an equal number of Auspex LLC’s options under the Stock Distribution Agreement have expired. For purposes of this table, we have assumed that all of Auspex LLC’s other options are currently exercisable.

(5)	All shares were issued to Mr. Pan by the Company in consideration for the acquisition of McDigit pursuant to the Reorganization Agreement.

(6)	Includes 20,000 shares of Common Stock and options to purchase 10,000 shares of Common Stock.

(7)	Includes 3,134 shares of Common Stock and options to purchase 30,000 shares of Common Stock.

(8)	Includes options to purchase 10,000 shares of Common Stock.

(9)	Mr. Richardson’s address is 14822 North 45th Way, Phoenix, AZ 85032.

(10)	Mr. Barnett’s address is 120 Concord Street, #106, El Segundo, CA 90245.

(11)	Mr. Yuan’s address is 9401 Scenic Bluff Drive, Austin, TX 78733.

(12)	Mr. Kim’s address is 7233 Villa Maria Lane, Austin, TX 78759.

(13)	Dr. Dolph’s address is 9850 South Bermuda Road, #1158, Las Vegas, NV 89123.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

Exhibit Number	Description of Documents

10.1	Reorganization and Stock Purchase Agreement, dated as of March 31, 2003, between Global ePoint and McDigit, Inc. (A)

10.2	Stock Distribution Agreement, dated as of August 8, 2003, between Global ePoint and McDigit, Inc.*

31.1	Certification of CEO – Rule 13A – 14(A) or 15D – 14(A)*

31.2	Certification of CFO – Rule 13A – 14(A) or 15D – 14(A)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

CODES FOR DOCUMENTS INCLUDED BY REFERENCE TO PREVIOUS FILINGS

(A) Incorporated by reference to Annex A of Registrant’s definitive Proxy Statement on Schedule 14A filed July 1, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2003 and 2002 by our independent auditors, Haskell & White LLP and Moore Stephens Wurth Frazer and Torbet, LLP:

Fee Category	2003		2002
1) Audit Fees	$83,850	(a)	$25,320	(b)
2) Audit-Related Fees	$70,526	(c)	—
3) Tax Fees	—		—
4) All Other Fees	$4,294	(d)	—

(a)	Includes Haskell & White LLP fees for the audit of our consolidated financial statements for the year ended December 31, 2003 and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly report on Form 10-QSB for the periods ended September 30, 2003, and accounting and auditing assistance relative to acquisition accounting and reporting.

(b)	Includes Moore Stephens Wurth Frazer and Torbet, LLP audit fees for Best Logic LLC and McDigit, Inc. as the predecessor accounting entities prior to the merger with Global ePoint, Inc.

(c)	Includes Moore Stephens Wurth Frazer and Torbet, LLP fees to assist with accounting, consolidation and reporting matters, assistance with filings with the Securities and Exchange Commission on Forms 8-K, 13-D and proxy statements, and procedures necessary to reissue their report on the 2002 consolidated financial statements for inclusion in our 2003 Annual Report on Form 10-KSB.

(d)	All Other Fees. During the year ended December 31, 2003, the Company incurred fees totaling $4,294 related to a special audit performed by Moore Stephens Wurth Frazer and Torbet, LLP to investigate allegations made by Daniel Pearlson and Sean Fischer. The Audit Committee, composed of independent directors, had investigated every specific allegation which was brought to the attention of the officers and directors of the Company by Messrs. Pearlson and Fischer. The Audit Committee solicited the advice of legal counsel and independent accountants in connection with its investigations. Following its investigations, the Audit Committee concluded that there was no basis for the allegations that were made by Messrs. Pearlson and Fischer.

5)	(i) Audit Committee Pre-Approval Policies. The Audit Committee approves all audit fees, audit-related fees, tax fees and special engagement fees.

(ii) Percentage of Services Approved. The aggregate percentage of fees that were approved by the Audit Committee for each of the years ended December 31, 2003 and 2002, was 100% and 100%, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Dated: April 29, 2004	By:	/s/ TORESA LOU

Toresa Lou
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Dated: April 29, 2004	By:	/s/ JOHN PAN

John Pan,
Chief Financial Officer and Chairman

Dated: April 29, 2004	By:	/s/ DARRELL L. RICHARDSON

Darrell L. Richardson,
Director

Dated: April 29, 2004	By:	/s/ OWEN LEE BARNETT

Owen Lee Barnett,
Director

Dated: April 29, 2004	By:	/s/ JOHN YUAN

John Yuan,
Director

Dated: April 29, 2004	By:	/s/ DR. WILLIAM W. DOLPH, MD

Dr. William W. Dolph, MD,
Director

Dated: April 29, 2004	By:	/s/ JONGIL KIM

Jongil Kim,
Director

EXHIBIT INDEX

No.	Description

10.2	Stock Distribution Agreement, dated as of August 8, 2003, between Global ePoint and McDigit, Inc.

31.1	Certification of CEO – Rule 13A – 14(A) or 15D – 14(A)

31.2	Certification of CFO – Rule 13A – 14(A) or 15D – 14(A)

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002