Form 10QSB
period 2004-03-31
GLOBAL EPOINT INC
filed 2004-05-24
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 21, 2004, there were 10,848,454 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format.     Yes  ☒    No  ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2004

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF MARCH 31, 2004

(Thousands of dollars, except per share amounts)
Current assets:
Cash and cash equivalents	$1,449
Accounts receivable, net	3,537
Accounts receivable—Related Parties	5,432
Inventories	2,512
Other current assets	299

Total current assets	13,229
Property and equipment, net	453
Goodwill	3,243
Card dispensing equipment and related parts	984
Deposits and other assets	1,598

Total assets	$19,507

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,021
Accounts payable—Related Parties	5,693
Accounts payable – Stockholder	34
Accrued expenses	580
Customer deposits	51
Due to Related Parties	3,516
Loan from stockholders	155

Total current liabilities	11,050

Non-current liabilities	53

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.03 par value, 50,000,000 shares authorized and 10,848,454 shares issued and outstanding	325
Additional paid-in capital	7,945
Retained earnings	134

Total stockholders’ equity	8,404

Total liabilities and stockholders’ equity	$19,507

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003

(Thousands of dollars, except per share amounts)	2004	2003
Net sales	$4,840	$2,459
Cost of sales	3,765	1,720

Gross profit	1,075	739

Operating expenses:
Selling	420	416
General and administrative	902	245
New product start-up	—	93
Research and development	251	47
Depreciation and amortization	16	11

Total operating expenses	1,589	812

Loss from operations	(514)	(73)
Other income (expense)	152	—

Net Loss	$(362)	$(73)

Loss per share—Basic and Diluted	$(.03)	$(.01)

Weighted average shares and share equivalents	10,840	5,921

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003

(Thousands of dollars)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(362)	$(73)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	16	11
Deferred income taxes	—	(30)
(Increase) decrease in assets:
Accounts receivable	(1,800)	(647)
Accounts receivable—Related Parties	1,028	(393)
Due from Related Party	—	1,000
Inventories	469	(42)
Other current assets	(82)	(77)
Increase (decrease) in liabilities:
Accounts payable	182	660
Accounts payable—Related Parties	(844)	(260)
Accounts payable – Stockholder	34	—
Accrued expenses	(171)	(143)
Customer deposits	51	—

Net cash flows from operating activities	(1,479)	6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(93)	(39)
Additions to other asset	(607)	—
Acquisition of Global ePoint, initial deposit	—	(300)

Net cash flows from investing activities	(700)	(339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from stockholder	—	245
Borrowings from Related Parties	1,941	—
Payments to Related Parties	(9)
Proceeds from exercise of Common Stock options	52	—

Net cash flows from financing activities	1,984	245

Net change in cash and cash equivalents	(195)	(88)
Cash and cash equivalents, beginning of period	1,644	170

Cash and cash equivalents, end of period	$1,449	$82

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid	$16	$—

Interest paid	$—	$37

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
(Thousands of shares/dollars)	Shares	Amount
Balances, December 31, 2003	10,822	$324	$7,894	$496	$8,714
Common stock issued upon options exercised	26	1	51	—	52
Net loss	—	—	—	(362)	(362)

Balances, March 31, 2004	10,848	$325	$7,945	$134	$8,404

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2004

1. Basis of presentation

The accounting and reporting policies of the Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements for the three months ended March 31, 2004 and 2003 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

2. Summary of significant accounting policies

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

Principles of consolidation The accompanying condensed consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, McDigit, which was incorporated under the laws of the state of California in November 2002, Best Logic LLC (“Best Logic”), which was organized in California in November 2000, and Global Telephony, which was incorporated under the laws of Nevada in 2001, and are collectively referred to as the “Company” in these condensed consolidated financial statements. All significant inter-company balances and transactions have been eliminated.

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

2. Summary of significant accounting policies (continued)

Accounting for stock options Global ePoint has adopted the disclosure-only provisions for employee stock options under SFAS No. 123. Accordingly, no compensation cost has been recognized for employee stock option plans under the intrinsic-value method prescribed by APB No. 25. Had compensation for Global ePoint’s three stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three months ended March 31 (in thousands, except per share amounts):

	2004	2003
As reported, net income (loss)	$(362)	$(73)

Stock-based employee compensation determined under the fair value method, net of related tax effects	(56)	(6)

Pro forma	$(418)	$(79)

Earnings (loss) per common share, basic and fully diluted:
As reported	$(.03)	$(.01)
Pro forma	$(.04)	$(.01)

3. Inventories

Inventories consisted of the following as of March 31, 2004 (in thousands):

Computer component parts	$2,158
Video and data recording component parts	354

Total	$2,512

4. Property and equipment

Property and equipment consisted of the following as of March 31, 2004 (in thousands):

Furniture and equipment	$95
Computer equipment and software	110
Building improvements	320
Tooling and demo units	34

Totals	559

Less accumulated depreciation	106

Property and equipment, net	$453

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

5. Business concentrations

Sales and purchases For the three months ended March 31, 2004, two customers accounted for 76% of the Company’s sales and 84% of the accounts receivable. For the three months ended March 31, 2004, two venders accounted for 46% of the Company’s purchases. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 6.

6. Related party transactions

Pre-Merger Loans Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $187,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of March 31, 2004, the remaining balance on these loans was $155,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). The Company’s monthly rental fee, based on its relative occupancy, was $8,000 per month until October 1, 2003 at which time the fee increased to support the Company’s needs for more space to support higher contract manufacturing production and sales. Facility rental costs, including additional square footage to accommodate more offices for administrative staff, more equipment for production and assembly, and more warehouse space, totaled $69,000 for the quarter. Rental costs for manufacturing and assembly equipment were approximately $22,000 for the quarter.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and majority stockholder, Mr. John Pan (“Related Parties”). Those types of transactions occurred with the Related Parties prior to the completion of the Merger and, although there can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company, have continued subsequent to the Merger. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can provide the Company with more favorable pricing due to volume discounts. The outstanding balances due from and to Related Parties as of March 31, 2004 and 2003 were as follows:

	As of March 31,
(Thousands of dollars)	2004	2003
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$48	$59
(B) (100% owned by CFO/Chairman)	5,384	236
(C) (100% owned by CFO/Chairman)	—	—
(D) (50.1% owned by CFO/Chairman)	—	136
(E) (95% owned by CFO/Chairman)	—	—

Totals	$5,432	$431

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$39	$51
(B) (100% owned by CFO/Chairman)	949	—
(C) (100% owned by CFO/Chairman)	—	—
(D) (50.1% owned by CFO/Chairman)	—	71
(E) (95% owned by CFO/Chairman)	310	47

Totals	$1,298	$169

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

6. Related party transactions (continued)

Other arrangements (continued)

	As of March 31,
(Thousands of dollars)	2004	2003
Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	2,826	121
(C) (100% owned by CFO/Chairman)	—	—
(D) (50.1% owned by CFO/Chairman)	—	—
(E) (95% owned by CFO/Chairman)	6,383	69
(F) (100% owned by CFO/Chairman)	—	8

Totals*	$9,209	$198

Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	205	470
(C) (100% owned by CFO/Chairman)	—	10
(D) (50.1% owned by CFO/Chairman)	—	—
(E) (95% owned by CFO/Chairman)	1,498	198
(F) (100% owned by CFO/Chairman)	—	—

Totals	$1,703	$678

*	Balances due to Related Parties include trade payables for purchases of component parts from Related Parties as well as advances for working capital purposes. These balances are included in Accounts Payable – Related Parties or Due to Related Parties on the accompanying condensed consolidated balance sheet as of March 31, 2004 based on the nature of the related activity.

7. Basic and fully diluted per share calculation

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

Although Global ePoint is the surviving legal entity after the Merger, the Merger has been treated as an acquisition of Global ePoint by McDigit for accounting and financial reporting purposes. Therefore, the weighted average number of common shares previously reported by McDigit has been adjusted to reflect the shares issued in the Merger. The weighted average number of common shares reported for 2003 assumes the shares issued in the Merger were outstanding throughout the year.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

7. Basic and fully diluted per share calculation

The computations for basic and fully diluted income (loss) per share are as follows (in thousands, except per share amounts):

For the three months ended March 31, 2004:

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
Basic and fully diluted loss per share
Loss available to common stockholders	$(362)	10,840	$(.03)

For the three months ended March 31, 2003:
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Basic and fully diluted loss per share
Loss available to common stockholders	$(73)	5,921	$(.01)

8. Segment reporting

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

For the three months ended March 31, 2004:

	Digital Technology	Contract Manufacturing	Corporate	Totals
Net sales	$31	$4,809	$—	$4,840
Cost of sales	26	3,739	—	3,765

Gross profit	5	1,070	—	1,075
Operating expenses	494	888	207	1,589

Income (loss) from operations	(489)	182	(207)	(514)
Other income (expense)	(2)	47	107	152

Net income (loss)	$(491)	$229	$(100)	$(362)

Total assets	$2,412	$10,124	$6,971	$19,507

For the three months ended March 31, 2004:

	Digital Technology	Contract Manufacturing	Corporate	Totals
Net sales	$41	$2,418	$—	$2,459
Cost of sales	26	1,694	—	1,720

Gross profit	15	724	—	739
Operating expenses	327	485	—	812

Income (loss) from operations	(312)	239	—	(73)
Other income (expense)	—	—	—	—

Net income (loss)	$(312)	$239	$—	$(73)

Total assets	$1,026	$3,455	$—	$4,481

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

9. Subsequent Events

On April 5, 2004, the Company and Next Venture, Inc. d/b/a Sierra Group, a California corporation (“Next Venture”) executed an Asset Purchase Agreement. Pursuant to that agreement the Company purchased substantially all of the assets used in Next Venture’s Perpetual digital division (“Perpetual”), including intellectual property and ongoing supply agreements. Perpetual is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance. In consideration for the assets, the Company paid $400,000 in cash and will be required to pay up to $2,750,000 in Common Stock, subject to the acquired operations achieving certain sales targets in the 12-month period following the closing of the acquisition. In addition to the cash and stock, the Company agreed to defer for one year the collection of (and under certain circumstances, waive altogether the right to collect) an account receivable from Next Venture in the amount of approximately $150,000. In no event will the purchase price exceed $3,300,000, including any waiver of account receivables. If the acquired operations meet the sales levels required for receipt of the stock by the seller, the Company would be required to issue the stock approximately one year from the date of the acquisition at the average price of the Company’s stock over the 30 trading days prior to the issuance of the stock. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted. There can be no assurance that this acquisition will be successfully integrated into the Company’s operations.

On April 26, 2004, the Company acquired certain assets from Insolvency Services Group, Inc. (“ISG”), which had acquired those assets from Greenick, Inc. d/b/a AirWorks, Inc. (“AirWorks”) pursuant to a general assignment. This assignment by AirWorks to ISG was part of an assignment for the benefit of creditors of AirWorks. Pursuant to the assignment from ISG, the Company acquired AirWorks’ flight support business including aircraft electronic and communications assets and operations, including intellectual property, and contracts and purchase orders from major aircraft manufacturers. In consideration for the assets, the Company is required to pay a total of approximately $3,500,000 in cash, approximately $2,500,000 of which was paid at closing, including $500,000 of which was paid prior to March 31, 2004 and is included in other assets. The remaining $1,000,000 is due prior to June 25, 2004. A contingency payment of up to $3,000,000 in cash is also payable for the assets. In order to receive any contingency payment, certain financial performance benchmarks must be attained. Upon attaining a certain benchmark, a proportional payment will be made until a second benchmark is attained at which point the entire $3,000,000 contingency payment is made. The contingency payments, if any, are due the later of December 1, 2004, or the date 30 days after the benchmark is first attained. However, no contingency payments will be required if the benchmarks are not attained within one year of the closing date. The contingency payments, if any, may be reduced if certain enumerated items materialize or fail to occur following the closing. The Company used funds it obtained through loans from Related Parties to cover the initial $2,500,000 payment required by the asset purchase agreement. The Company intends to replace these loans with convertible promissory notes, the final terms of which are subject to Board approval. To cover the balance of payments for the acquisition, the Company intends to use funds obtained through loans from and/or equity investments by unrelated third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In August 2003, the Company completed the acquisition of McDigit, Inc. (McDigit) pursuant to a definitive agreement executed on March 31, 2003. The Company’s post-merger operations currently consist of two divisions: contract manufacturing and sales of industrial, business, and consumer computers; and digital technology development and distribution of video, audio, and data transmission systems. The acquisition of McDigit by Global ePoint has been recorded for accounting purposes as a reverse acquisition whereby McDigit has been treated as the accounting acquirer and Global ePoint, the pre-acquisition public entity, has been treated as the accounting acquiree. Accordingly, in the third quarter of 2003, the stockholders’ equity of the Company was recapitalized, and all future historical presentations of the Company’s financial statements of the combined companies will be those of McDigit and Best Logic. No adjustments will be made to McDigit’s historical carrying values. The following discussion and analysis of results of operations and financial condition relates to the Company’s post-merger presentations. For a further discussion about the merger and its related financial impact, see Company’s Definitive Proxy Statement filed on July 1, 2003.

The Corporate category primarily relates to activities associated with continuing, non-core activities related to Global’s pre-merger business and ongoing corporate expenses associated with a public company, such as executive salaries, accounting and audit fees, legal fees, and consulting fees.

RESULTS OF OPERATIONS – COMBINED

The following is a schedule showing the combined operations for our contract manufacturing division and our digital technology division, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-merger Company as well as general overall corporate expenses.

For the three months ended March 31, 2004:

	Digital Technology	Contract Manufacturing	Corporate	Totals
Net sales	$31	$4,809	$—	$4,840
Cost of sales	26	3,739	—	3,765

Gross profit	5	1,070	—	1,075
Operating expenses	494	888	207	1,589

Income (loss) from operations	(489)	182	(207)	(514)
Other income (expense)	(2)	47	107	152

Net income (loss)	$(491)	$229	$(100)	$(362)

Total assets	$2,412	$10,124	$6,971	$19,507

For the three months ended March 31, 2003:

	Digital Technology	Contract Manufacturing	Corporate	Totals
Net sales	$41	$2,418	$—	$2,459
Cost of sales	26	1,694	—	1,720

Gross profit	15	724	—	739
Operating expenses	327	485	—	812

Income (loss) from operations	(312)	239	—	(73)
Other income (expense)	—	—	—	—

Net income (loss)	$(312)	$239	$—	$(73)

Total assets	$1,026	$3,455	$—	$4,481

RESULTS OF OPERATIONS – DIGITAL TECHNOLOGY DIVISION

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

After the acquisition of McDigit, the Company created its digital technology division in January 2004 to focus on the development of digital products and technologies for the purpose of broadening product lines and enhancing existing mobile digital products. The new division, in its early stages of growth, has concentrated on developing new products and technologies, and has not yet produced significant revenues. Product development costs increased to $252,000 for the three months ended March 31, 2004 from approximately $94,000 during the same period of 2003. Selling expenses decreased 26% to $148,000 from $200,000 during the same period of the prior year. This decrease is related to the reduction in non-essential sales personnel. General and administrative expenses totaled $88,000 and $13,000 for the three month periods ending March 31, 2004 and 2003, respectively. This comparative increase was primarily the result of minimal general and administrative expenses in the first quarter 2003, as office and administrative personnel were added in subsequent periods to support higher levels of business activities, including those associated with a public company.

Due to the increase in costs associated with the development of new technologies and products, the digital technology division incurred a net loss of $491,000 in the three months ended March 31, 2004 versus a net loss of $312,000 in three months ended March 31, 2003.

RESULTS OF OPERATIONS – CONTRACT MANUFACTURING DIVISION

Our contract manufacturing division manufactures customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

	Three Months Ended March 31
(Thousands of dollars)	2004	%	2003	%
Net sales	$4,809	100.0	$2,418	100.0
Cost of sales	3,739	77.8	1,694	70.0

Gross profit	1,070	22.2	724	30.0
Operating expenses	888	18.5	485	20.0

Operating income	182	3.7	239	10.0
Other income	47	1.1	—	—

Net income	$229	4.8	$239	10.0

Net sales for the quarter ended March 31, 2004 increased to $4.8 million from $2.4 million in the first quarter ended March 2003. The $2.4 million increase in net sales was primarily attributable to increased sales in the consumer PC market. Of the $2.4 million increase in sales $1.8 million resulted from the consumer market which included a sale of $1 million to Avatar, a Related Party, for the manufacture of consumer PCs for a large electronics retailer, and approximately $800,000 of gaming PCs, a new product line, and the remaining $600,000 increase due to Best Logic’s continued development of industrial computer products.

Cost of sales for the quarter ended March 31, 2004 was $3.7 million, or 77.8% of sales, versus $1.7 million, or 70.0% of sales, in the first quarter of 2003. The increase in the percentage of cost of sales was due to the higher costs associated with sales of consumer PCs. Consumer PC sales totaled $1.8 million in the first quarter ended March 31, 2004, with no comparable sales in the first quarter ended March 31, 2003. As a result, the blended gross margin was 22.2%, which consisted of approximately 62% for industrial computer sales and 38% for consumer PC sales, versus a gross margin of 30.0% in the first quarter ended March 31, 2003, which were entirely industrial computer sales. The higher margins for industrial computer sales are due to the customization required over and above the consumer PC architecture.

Operating expenses for the quarter ended March 31, 2004 were $888,000, or 18.5% of sales, versus $485,000, or 20.0% of sales, in the quarter ended March 31, 2003. The increase in costs was due to additional salaries, selling and administrative costs, and initial marketing and promotional costs associated with Vicious PC, our new consumer gaming product, rent expense, and other administrative costs. The increase in salaries accounted for the most significant increase in costs in the first quarter of 2004 compared to the first quarter of 2003. In 2004, salaries, commissions and related payroll tax expense increased by $205,000. This increase was due to additional production and quality control personnel hired to assist in the production of consumer PCs to meet demands in the fourth quarter of 2003. The consumer PC market has low seasonal revenue in the first quarter, but some expenditures were continued in anticipation of higher seasonal revenues in the third and fourth quarters. Operating expenses, consisting primarily of salaries, advertising and promotion and professional fees, for Vicious PC totaled $120,000 in the first quarter of 2004. Vicious PC sales were launched during the fourth quarter of

2003; therefore, there are no comparable expenses to the first quarter ended 2003. Rent expense increased by $50,000 in the first quarter of 2004, compared to the first quarter of 2003. The increase was due to additional facility space needed to accommodate increases in office space, production line and warehouse space needs to support higher sales. However, despite the increases described above, costs as a percentage of sales was reduced, due to economies of scale from higher production levels. We initiated sales into the consumer PC market, which has historically been a low margin market, because we believe economies of scale would allow the Company to achieve profitability on incremental sales in that market. However, in the first quarter of 2004, a labor charge of approximately $60,000 for rework to reinstall new software for consumer PCs for the Latin American market and $45,000 in initial marketing and advertising for Vicious PCs impacted margins.

As a result of the above, net income for the contract manufacturing division for the quarter ended March 31, 2004 was $229,000, or 4.8% of sales, versus $239,000 or 10.0% of sales in the quarter ended March 31, 2003.

RESULTS OF OPERATIONS - CORPORATE

As a result of the completion of the Merger with McDigit in August 2003, the historical results of operations of the Company reflect those of McDigit for the entire period. The pre-merger operations related to Global, the public entity prior to the acquisition, have not been shown in the historical financial statements. However, those operations subsequent to August 2003 are shown as part of results of operations. During the three months ended March 31, 2004, corporate general and administrative costs totaled $207,000 including approximately $158,000 in professional fees associated with a public company and $40,000 for Nasdaq registration. Other income was $107,000 of earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business. The net result for corporate operations was a net loss of $100,000 in three months ended March 31, 2004.

SUMMARY

In August 2003, Global ePoint, McDigit, and Best Logic completed a Merger whereby Global ePoint continues as the acquiring legal entity, but the historical financial statements of Global ePoint include only those of McDigit and Best Logic prior to the Merger date, and those of the combination of all the companies subsequent to the Merger date. As a net result of the operations of the contract manufacturing division, the digital technology division and corporate activities, the Company incurred a net loss of $362,000 during the three months ended March 31, 2004, or $(.03) per share, and net loss of $73,000, or $(.01) per share during the three months ended March 31, 2003.

SUBSEQUENT EVENTS

On April 5, 2004, the Company and Next Venture executed an Asset Purchase Agreement. Pursuant to that agreement the Company purchased substantially all of the assets used in Next Venture’s Perpetual digital division, including intellectual property and ongoing supply agreements. Perpetual is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance. In consideration for the assets, the Company paid $400,000 in cash and will be required to pay up to $2,750,000 of the Company’s Common Stock, subject to the acquired operations achieving certain sales targets in the 12-month period following the closing of the acquisition. In addition to the cash and stock, the Company agreed to defer for one year the collection of (and under certain circumstances, waive altogether the right to collect) an account receivable from Next Venture in the amount of approximately $150,000. In no event will the purchase price exceed $3,300,000, including any waiver of account receivables. If the acquired operations meet the sales levels required for receipt of the stock by the seller, the Company would be required to issue the stock approximately one year from the date of the acquisition at the average price of the Company’s stock over the 30 trading days prior to the issuance of the stock. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted. There can be no assurance that this acquisition will be successfully integrated into the Company’s operations.

On April 26, 2004, the Company acquired certain assets from Insolvency Services Group, Inc., which had acquired those assets from AirWorks, Inc. pursuant to a general assignment. This assignment by AirWorks to ISG was part of an assignment for the benefit of creditors of AirWorks. Pursuant to the assignment from ISG, the Company acquired AirWorks’ flight support business including aircraft electronic and communications assets and operations, including intellectual property, and contracts and purchase orders from major aircraft manufacturers. In consideration for the assets, the Company is required to pay a total of approximately $3,500,000 in cash, approximately $2,500,000 million of which was paid at closing, including $500,000 of which was paid prior to March 31, 2004 and is included in other assets. The remaining $1,000,000 is due prior to June 25, 2004. A contingency payment of up to $3,000,000 in cash is also payable for the assets. In order to receive any contingency payment, certain financial performance benchmarks must be attained. Upon attaining a certain benchmark, a proportional payment will be made until a second benchmark is attained at which point the entire $3,000,000 contingency payment is made. The contingency payments, if any, are due the later of December 1, 2004, or the date 30 days after the benchmark is first attained. However, no contingency payments will be required if the benchmarks are not attained within one year of the closing date. The contingency payments, if any, may be reduced if certain enumerated items materialize or fail to occur following the closing.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had working capital of $2,133,000 including cash and cash equivalents of $1,449,000. During the three months ended March 31, 2004, net cash used in operating activities totaled $1,479,000. This cash was primarily used in advances to Next Venture and AirWorks in anticipation of acquiring certain operating assets from those entities. Net cash received from financing activities totaled $1,984,000. This was primarily due to $1,941,000 in borrowings from Related Parties in this quarter. As of March 31, 2004, the total outstanding balance on loans from Related Parties is $3,516,000. As a result of the total cash activities, net cash decreased $195,000 from December 31, 2003 to March 31, 2004.

In April 2004, the Company acquired Next Venture’s Perpetual digital division and AirWorks’ flight support business. In consideration for Next Venture’s assets, the Company paid $400,000 in cash. Contingent upon certain performance goals being attained the Company may be required to waive an account receivable of approximately $150,000 and may be required to pay up to $2,750,000 in Common Stock approximately one year after the closing. In consideration for the assets acquired from AirWorks, the Company paid approximately $2,500,000 in cash prior to closing, and must pay an additional $1,000,000 in cash prior to June 25, 2004. The Company may be required to pay an additional amount of up to $3,000,000 between December 2004 and May 2005 if certain performance goals are attained.

To cover the initial $2,500,000 cash payment required by the asset purchase agreement with AirWorks, the Company borrowed money from Avatar and Prophecy Technology, LLC d/b/a Maxus Group, both Related Parties. The Company intends to replace these loans with convertible promissory notes, the terms of which are subject to Board approval. To cover the balance of payments related to the AirWorks acquisition, the Company intends to use funds obtained through loans from and/or equity investments by unrelated third parties. As of the date of this report, the Company is negotiating with various potential sources of funding.

In addition to our immediate needs for working capital, it is also likely that we will need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products, or technologies. In the event we need to raise additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

Our future capital requirements may vary materially from those now anticipated. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	market acceptance of the technology and products from our digital technology division;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the overall levels of sales of our products and gross profit margins;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisition opportunities;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers; and

•	the effectiveness of our expense and product cost control and reduction efforts.

CASH FLOWS

During the first three months of fiscal 2004, we used cash in operating activities of $1,479,000 as compared to the first quarter of 2003 in which we generated $6,000 in cash from operating activities. The primary uses of cash for operating activities in the 2004 period resulted from an increase in accounts receivable in the normal course of our sales cycles and from the net change in accounts receivable and payable with Related Parties. The primary source of net cash provided by operating activities for the three month period ended March 31, 2003 was $1,000,000 from Related Parties offset by increases in accounts receivable and product sales to Related Parties.

Net cash used for investing activities during the first three months of fiscal 2004 and 2003 was $700,000 and $339,000, respectively. Payments in 2004 were primarily attributable to additions to property and equipment of $93,000, investments in AirWorks of $500,000, and investments in ComCam International, Inc. of approximately $100,000. Payments in the first quarter of 2003 were primarily attributable to the initial deposit paid by McDigit to Global prior to the Merger in August 2003.

Net cash received from financing activities totaled $1,984,000, for the three months ended March 31, 2004. This was primarily due to $1,941,000 in borrowings from Related Parties in this quarter. As of March 31, 2004, the total outstanding balance on loans from Related Parties is $3,516,000. For the three months ended March 31, 2003, net cash provided by financing activities was $245,000, which was attributable to borrowings on loans payable to the majority stockholder.

FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. These forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions. Our actual results could differ materially and adversely from those expressed in any forward-looking statement.

Important factors that may cause a difference include, but are not limited to, the items discussed in the Certain Risk Factors discussion below. The Company disclaims any obligation to update information contained in any forward-looking statement.

CERTAIN RISK FACTORS

We rely on Related Parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these Related Parties would adversely affect our business.

In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of Related Parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, and majority stockholder. During 2003 and the first quarter of 2004 we purchased approximately $12.6 and $1.7 million, respectively, worth of products from a number of these Related Parties. This represents 65% and 46% of our overall cost of goods for the year and quarter, respectively. In addition, during 2003 and the first quarter of 2004, we sold approximately $11.8 and $1.3 million, respectively, worth of products and contract manufacturing services to a number of these Related Parties. This represents 55% and 27% of our overall sales for the year and quarter, respectively. We believe that these Related Party relationships provided access to attractively priced components and products and an additional and substantial amount of sales revenues. However, there are no agreements, written or otherwise, between the Company and these Related Parties obligating such parties to transact business with us in the future. As a result, these types of Related Party transactions could cease at any time. If our transactions with these Related Parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are Related Parties.

For the years ended December 31, 2003 and 2002, three and two customers, respectively, accounted for 83% and 86%, respectively, of our sales. For the three months ended March 31, 2004 and 2003, three and two customers, respectively, accounted for 76% and 83%, respectively, of our sales. One of these customers in 2003 was a Related Party. During the fiscal years 2003 and 2002, two vendors accounted for 65% and 83%, respectively, of our purchases. During the three months ending March 31, 2004 and 2003, two vendors accounted for 46% and 83%, respectively, of our purchases. One of these vendors was a Related Party. If we were to lose one or more of those customers before we are able to secure sales from more other customers, our income and financial condition would be materially adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

The lengthy and variable sales cycle for products sold by our digital technology division makes it difficult to predict sales and may result in fluctuations in quarterly operating results.

Because customers often require a significant amount of time to evaluate products sold by our digital technology division before purchasing, the sales cycle associated with these products can be lengthy (up to six months to more than one year). The sales cycles for these products also varies from customer to customer and are subject to a number of significant risks over which we have little or no control.

During the evaluation period, customers may defer, scale down, or decide not to proceed with proposed orders for various reasons, including:

•	changes in budgets and purchasing priorities;

•	reduced need to upgrade existing systems;

•	deferral of purchases in anticipation of enhancements or new products;

•	introduction of products by our competitors; and

•	lower prices offered by our competitors.

Additionally, other factors, many of which are outside of our control, can cause fluctuations in our quarterly operating results, including:

•	the size, timing, terms and conditions of orders from and shipments to customers;

•	unanticipated delays or problems in releasing new products;

•	the timing and success of deployment of products and services;

•	unanticipated technological problems with our products;

•	our ability to enter into new business transactions under favorable terms; and

•	the amount and timing of investments in research and development activities.

As a result of the long sales cycles for these products and the potential for not consummating a sale due to reasons beyond our control, it is difficult to forecast sales from one quarter to the next. The deferral or loss of one or more significant sales could materially decrease operating results in any fiscal quarter, particularly if there are significant sales and marketing expenses associated with the deferred or lost sales. Current and future expense levels are based on internal operating plans and sales forecasts, and therefore our operating costs are, to a large extent, fixed. As a result, we may not be able to sufficiently reduce our costs in any quarter to compensate for an unexpected near-term shortfall in revenues.

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

We generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties in the event any third party asserts infringement claims directly against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using, or in the case of value added resellers, selling our products.

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

Risks of Acquisitions, Joint Ventures and Strategic Alliances; Dilution.

In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc. and AirWorks, Inc. in April 2004. We also may make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to smoothly integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions. We may be required to assume more debt or issue Common Stock to support our recent purchases of assets from Next Venture and AirWorks’ assignee. We will be required to issue Common Stock in consideration for the assets purchased from Next Venture if certain performance goals are attained. Furthermore, we have borrowed money to support the purchase of AirWorks’ assets and we may be required to borrow additional funds and/or issue stock to cover additional payments required by the asset purchase agreement with AirWorks. If additional Common Stock is issued, current stockholders’ ownership percentage and earnings per share would become diluted.

Additional funding may be required.

It is likely that we will need to raise additional funds to finance our activities beyond the next 12 months. In the event we need to raise additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to continue or expand our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results may occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS:

Exhibit Number	Description of Documents
2.1	Asset Purchase Agreement, dated as of April 5, 2004, by and among Global ePoint and Next Venture, Inc. (A)

2.2.1	Bill of Sale, dated April 26, 2004, by and among Global ePoint, Inc. and Insolvency Services Group, Inc. (B)

2.2.2	Asset Agreement, dated April 24, 2004, by and among Global ePoint and Greenick, Inc., effective April 15, 2004 (B)

2.2.3	Addendum to Asset Agreement, dated as of April 21, 2004, by and among Global ePoint and Greenick, Inc. (B)

2.2.4	Second Addendum to Asset Agreement, dated as of May 10, 2004, between Global ePoint and Greenick, Inc. (B)

2.2.5	Agreement dated April 21, 2004, by and among Global ePoint, Inc. and Greenick, Inc. (B)

31.1	Certification of CEO – Rule 13a – 14(a) or 15d – 14(a)*

31.2	Certification of CFO – Rule 13a – 14(a) or 15d – 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith
+	Furnished herewith

CODES FOR DOCUMENTS INCLUDED BY REFERENCE TO PREVIOUS FILINGS:

(A) Incorporated by reference to Registrants Form 8-K, dated April 5, 2004.

(B) Incorporated by reference to Registrants Form 8-K, dated April 26, 2004.

(B) REPORTS ON FORM 8-K:

During the quarter ended March 31, 2004, the Company filed one report on Form 8-K dated January 26, 2004 for the purpose of reporting under Item 6 thereof the resignations of Daniel Pearlson and Sean Fischer as Board members.

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: May 24, 2004	/s/ Toresa Lou
Toresa Lou,
Chief Executive Officer

Date: May 24, 2004	/s/ John Pan
John Pan,
Chief Financial Officer and Chairman

EXHIBIT INDEX

No.	Description
31.1	Certification of CEO – Rule 13a – 14(a) or 15d – 14(a)*

31.2	Certification of CFO – Rule 13a – 14(a) or 15d – 14(a)*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith
+	Furnished herewith