Form 10QSB
period 2004-06-30
GLOBAL EPOINT INC
filed 2004-08-23
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-15775

GLOBAL EPOINT, INC.

(Name of small business issuer as specified in its charter)

NEVADA	33-0423037
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

339 S. Cheryl Lane, City of Industry, California 91789

(Address of principal executive offices)

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 15, 2004 there were 10,881,788 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format.    Yes  ☒    No  ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2004

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF JUNE 30, 2004

(Thousands of dollars, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$357
Accounts receivable, net	2,578
Accounts receivable - related parties	46
Inventory	3,014
Other current assets	333

Total current assets	6,328

Property, plant and equipment, net	723
Card dispensing equipment and related parts	985
Goodwill	6,437
Other intangibles	1,187
Deposits and other assets	509

Total other assets	9,841

Total assets	$16,169

Liabilities and Stockholder’s equity
Current Liabilities:
Accounts payable	$1,874
Accounts payable - related parties	4,178
Accrued expenses	593
Customer deposits	109
Due to related parties	1,280
Due to stockholder	145

Total current liabilities	8,179

Loan payable	1,000

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized, no shares issued or outstanding	—
Common stock, $.03 par value, 50,000,000 shares authorized and 10,881,788 shares issued and outstanding	326
Paid-in capital	7,989
Accumulated deficit	(1,325)

Total stockholders’ equity	6,990

Total liabilities and stockholders’ equity	$16,169

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 and 2003

	For the three months ended		For the six months ended
(Thousands of dollars, except per share amounts)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net sales	$5,558	$2,034	$10,397	$4,493
Cost of sales	4,591	1,412	8,355	3,132

Gross profit	967	622	2,042	1,361

Operating Expenses
Selling and marketing	668	571	1,088	987
General and administrative	1,441	439	2,343	707
Research and development	255	221	506	362
Depreciation and amortization	46	13	63	24

Total operating expenses	2,410	1,244	4,000	2,080

Loss from operations	(1,443)	(622)	(1,958)	(719)
Other income (expense)	(16)	1	137	1

Loss before income tax provision	(1,459)	(621)	(1,821)	(718)
Income tax benefit	—	—	—	(132)

Net Loss	$(1,459)	$(621)	$(1,821)	$(586)

Loss per share - basic	$(0.13)	$(0.10)	$(0.17)	$(0.10)

Loss per share - fully diluted	$(0.13)	$(0.10)	$(0.17)	$(0.10)

Weighted average shares and share equivalents	10,848	5,921	10,844	5,921

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003

(Thousands of dollars)	2004	2003

CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES:
Net (loss) income	$(1,821)	$(586)
Adjustments to reconcile net loss to net cash flows
provided/(used) by operating activities:
Depreciation	63	24
Provision for bad debt	46	20
Increase/(decrease) from changes in:
Accounts receivable	(887)	(392)
Accounts receivable - related parties	3,830	(1,515)
Inventory	(33)	(581)
Other current assets	(115)	(174)
Accounts payable	1,036	570
Accounts payable - related parties	(1,359)	2,442
Accrued expenses	(83)	(128)
Customer deposits	46	(89)
Taxes payable	(12)	8

Net cash provided/(used) by operating activities	711	(401)

CASH FLOWS PROVIDED/(USED) BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(392)	(54)
Goodwill and other intangibles	(3,802)	(500)
Additions to other assets	(117)	(366)

Net cash used in investing activities	(4,311)	(920)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	947	—
Borrowings from related parties	1,279	1,000
Advances from stockholder	(9)	245
Proceeds from exercise of stock options	96	—

Net cash provided by financing activities	2,313	1,245

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,287)	(76)
CASH AND CASH EQUIVALENTS, beginning of period	1,644	170

CASH AND CASH EQUIVALENTS, end of period	$357	$94

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$16	$—

Interest paid	$—	$37

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

			Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balances, December 31, 2003	10,822	$324	$7,894	$496	$8,714
Common stock issued upon options exercised	60	2	95		97
Net loss				(1,821)	(1,821)

Balances, June 30, 2004	10,882	$326	$7,989	$(1,325)	$6,990

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2004

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

2. Summary of significant accounting policies

Nature of business Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is now headquartered in the City of Industry, California. The primary areas of our business are operated from three divisions: our contract manufacturing division, aviation division and our digital technology division. Our contract manufacturing division manufactures customized computing systems for industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. Our newly acquired aviation division provides digital technology and other electrical applications to the airline industry. Our digital technology division designs and markets digital video technology primarily for surveillance systems.

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

Merger and basis of presentation On August 8, 2003, Global ePoint, McDigit, and Best Logic completed a “reverse” acquisition (the “Merger”) where the prior owner of McDigit and Best Logic received approximately 50.1% ownership interest of Global ePoint in the transaction. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical financial statements of Global ePoint include only those of McDigit and Best Logic prior to the Merger date, and those of the combination of all the companies subsequent to the Merger date. Additionally, the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc. were acquired in April 2004 (see footnote 8).

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

2. Summary of significant accounting policies (continued)

Accounting for stock options Global ePoint has adopted the disclosure-only provisions for employee stock options under SFAS No. 123. Accordingly, no compensation cost has been recognized for employee stock option plans under the intrinsic-value method prescribed by APB No. 25. Had compensation for Global ePoint’s three stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three and six months ended June 30 (in thousands, except per share amounts):

	For the three months ended June 30		For the six months ended June 30
	2004	2003	2004	2003
As reported, net income (loss)	$(1,459)	$(621)	$(1,821)	$(586)
Stock-based employee compensation determined under the fair value method, net of related tax effects	(56)	(44)	(112)	(49)

Pro forma	$(1,515)	$(665)	$(1,933)	$(635)

Earnings (loss) per common share, basic and fully diluted:
As reported	$(0.13)	$(0.10)	$(0.17)	$(0.10)
Pro forma	$(0.14)	$(0.11)	$(0.18)	$(0.11)

3. Inventories

Inventories consisted of the following as of June 30, 2004 (in thousands):

Computer component parts	$2,140
Video and data recording component parts	552
Cockpit door surveillance system and wire harness component parts	322

Total	$3,014

4. Property and equipment

Property and equipment consisted of the following as of June 30, 2004 (in thousands):

Furniture and equipment	$330
Computer equipment and software	103
Building improvements	362
Tooling and demo units	34
Vehicles	29

Totals	$858
Less accumulated depreciation	(135)

Property and equipment, net	$723

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

5. Business concentrations

Sales and purchases For the six months ended June 30, 2004, four customers accounted for 79% of the Company’s sales and 86% of the accounts receivable. For the six months ended June 30, 2004, three vendors accounted for 40% of the Company’s purchases. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 6.

6. Related party transactions

Loans Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $187,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of June 30, 2004, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

On June 18, 2004 the Company entered into a loan agreement with Mr. John Pan. The total principal amount of the loan is $1 million, the proceeds of which were used to complete the asset purchase of Airworks. The interest rate is subject to change based on changes in the index which is the Bank of the West Prime Rate. The interest rate to be applied and paid monthly on the unpaid principal balance of the loan will be at a rate of .25 percentage points over the index. The unpaid principal balance of the loan, plus accrued and unpaid interest, is due no later than December 15, 2005.

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, more equipment for production and assembly, and more warehouse space, totaled $167,000 and $236,000 for the three and six months ended June 30, 2004, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,000 and $43,000 for the three and six months ended June 30, 2003 respectively.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and majority stockholder, Mr. John Pan (“Related Parties”). Those types of transactions occurred with the Related Parties prior to the completion of the Merger and have continued subsequent to the Merger, although there can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can provide the Company with more favorable pricing due to volume discounts. The outstanding balances due from and to Related Parties as of June 30, 2004 and 2003 were as follows:

	As of June 30,
(Thousands of dollars)	2004	2003
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$46	$156
(B) (100% owned by CFO/Chairman)	—	1,516
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	—	103

Totals	$46	$1,775

Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	—	2,146
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	5,457	668

Totals*	$5,457	$2,814

*	Balances due to Related Parties include trade payables for purchases of component parts from Related Parties as well as advances for working capital purposes. These balances are included in Accounts Payable – Related Parties or Due to Related Parties on the accompanying condensed consolidated balance sheet as of June 30, 2004 based on the nature of the related activity.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

6. Related party transactions (continued)

Other arrangements (continued)

	For the three months ended		For the six months ended
(Thousands of dollars)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—	$—	$—
(B) (100% owned by CFO/Chairman)	372	661	577	1,131
(C) (100% owned by CFO/Chairman)	1	3	1	13
(D) (95% owned by CFO/Chairman)	748	160	2,246	358

Totals	$1,121	$824	$2,824	$1,502

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$36	$110	$75	$161
(B) (100% owned by CFO/Chairman)	1,599	—	2,548	—
(C) (100% owned by CFO/Chairman)	9	1	9	1
(D) (95% owned by CFO/Chairman)	1,487	13	1,797	60

Totals	$3,131	$124	$4,429	$222

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

7. Basic and fully diluted per share calculation

The computations for basic and fully diluted income (loss) per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended June 30, 2004:
Basic and fully diluted loss per share
Loss available to common stockholders	$(1,459)	10,848	$(0.13)
For the six months ended June 30, 2004:
Basic and fully diluted loss per share
Loss available to common stockholders	$(1,821)	10,844	$(0.17)
For the three months ended June 30, 2003:
Basic and fully diluted loss per share
Loss available to common stockholders	$(621)	5,921	$(0.10)
For the six months ended June 30, 2003:
Basic and fully diluted loss per share
Loss available to common stockholders	$(586)	5,921	$(0.10)

8. Acquisitions

On April 5, 2004, the Company and Next Venture, Inc. d/b/a Sierra Group, a California corporation (“Next Venture”) executed an Asset Purchase Agreement. Pursuant to that agreement the Company purchased substantially all of the assets used in Next Venture’s Perpetual digital division (“Perpetual”), including intellectual property and ongoing supply agreements. Perpetual is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance. In consideration for the assets, the Company paid $353,000 in cash. In addition to the cash, the Company agreed to forgive the collection of an account receivable from Next Venture in the amount of approximately $152,000. The Company will be required to pay up to $2,750,000 in Common Stock, subject to the acquired operations achieving certain sales targets in the 12-month period following the closing of the acquisition. In no event will the purchase price exceed $3,300,000. If the acquired operations meet the sales levels required for receipt of the stock by the seller, the Company would be required to issue the stock approximately one year from the date of the acquisition at the average price of the Company’s stock over the 30 trading days prior to the issuance of the stock. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted. There can be no assurance that this acquisition will be successfully integrated into the Company’s operations.

On April 26, 2004, the Company acquired certain assets from Insolvency Services Group, Inc. (“ISG”), which had acquired those assets from Greenick, Inc. d/b/a AirWorks, Inc. (“AirWorks”) pursuant to a general assignment. This assignment by AirWorks to ISG was part of an assignment for the benefit of creditors of AirWorks. Pursuant to the assignment from ISG, the Company acquired AirWorks’ flight support business including aircraft electronic and communications assets and operations, including intellectual property, and contracts and purchase orders from major aircraft manufacturers. In consideration for the assets, the Company paid a total of approximately $3.3 million in cash, approximately $2.3 million of which was paid at closing and an additional $1 million was paid in June 2004. In addition to the purchase price the Company paid approximately $200,000 in acquisition costs and $346,000 relating to subsequent amendments to the asset purchase agreement. A contingency payment of up to $3,000,000 in cash may also be payable for the assets. In order to receive any contingency payment, certain financial performance benchmarks must be attained. Upon attaining a certain benchmark, a proportional payment will be made until a second benchmark is attained at which point any remaining contingency payments up to an aggregate of $3,000,000 will be made. The contingency payments, if any, are due the later of December 1, 2004, or the date 30 days after the benchmark is first attained. However, no contingency payments will be required if the benchmarks are not attained within one year of the closing date. The contingency payments, if any, may be reduced if certain enumerated items materialize or fail to occur following the closing.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. Global ePoint is in the process of obtaining valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

	Airworks	Perpetual	Total
Current assets	$194	$221	$415
Plant and equipment	206	—	206
Intangible assets	550	—	550
Goodwill	2,896	284	3,180

Total assets acquired	3,846	505	4,351

The $550,000 of acquired intangible assets was assigned to the Supplemental Type Certificates (STC) with a useful life of approximately five years. These certificates are required by the FAA to install equipment into aircraft. The goodwill was assigned to the aviation and digital technology segments in the amounts of $2.896 million and $284,000, respectively and may include other intangible assets which have not yet been identified.

The following selected financial data reflects consolidated pro forma information as if the acquisition of Airworks had occurred January 1, 2004 and January 1, 2003, respectively.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Pro Forma Consolidated Net Sales	$5,591	$3,475	$11,029	$8,272
Pro Forma Net (Loss) Income	(1,468)	(744)	(2,188)	(915)
Loss per share:
Basic and diluted, pro forma	$(0.14)	$(0.13)	$(0.20)	$(0.15)

9. Segment reporting

The Company operates in three business segments; marketing, developing and distributing advanced digital technology products related to digital video, audio and data transmission and recording products (digital technology), flight support business including aircraft electronics and communications systems (aviation) and the assembly and distribution of computer systems and computer related components (contract manufacturing). The Corporate category primarily relates to activities associated with income and expense of non-core continuing business of the pre-merged public entity. The Company evaluates segment performance based on income from operations and total assets. All inter-company transactions between segments have been eliminated. Information with respect to the Company’s operating (loss) income by segment is as follows (in thousands):

For the three months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$250	$659	$4,649	$—	$5,558
Cost of sales	154	403	4,034	—	4,591

Gross profit	96	256	615	—	967
Operating Expenses	673	527	725	485	2,410

Income (loss) from operations	(577)	(271)	(110)	(485)	(1,443)
Other income (expense)	—	—	(54)	38	(16)

Loss from operations	$(577)	$(271)	$(164)	$(447)	$(1,459)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

For the three months ended June 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$—	$—	$2,034	$—	$2,034
Cost of sales	—	—	1,412	—	1,412

Gross profit	—	—	622	—	622
Operating Expenses	653	—	591	—	1,244

Income (loss) from operations	(653)	—	31	—	(622)
Other income (expense)	—	—	1	—	1

Loss from operations	$(653)	$—	$32	$—	$(621)

Total assets as of June 30, 2003	$1,367	$—	$4,263	$—	$5,630

For the six months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$281	$659	$9,457	$—	$10,397
Cost of sales	179	403	7,773	—	8,355

Gross profit	102	256	1,684	—	2,042
Operating Expenses	1,167	527	1,614	692	4,000

Income (loss) from operations	(1,065)	(271)	70	(692)	(1,958)
Other income (expense)	(2)	—	(7)	146	137

Loss from operations	$(1,067)	$(271)	$63	$(546)	$(1,821)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

For the six months ended June 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$41	$—	$4,452	$—	$4,493
Cost of sales	26	—	3,106	—	3,132

Gross profit	15	—	1,346	—	1,361
Operating Expenses	981	—	1,099	—	2,080

Income (loss) from operations	(966)	—	247	—	(719)
Other income (expense)	—	—	1	—	1

Loss from operations	$(966)	$—	$248	$—	$(718)

Total assets as of June 30, 2003	$1,367	$—	$4,263	$—	$5,630

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

10. Subsequent Events

On August 5, 2004, Global ePoint, Inc. completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds were $5.5 million and the net proceeds to the Company after fees and expenses totaled $4.95 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of the Company’s common stock is less than $4.76, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. In addition to the preferred stock, the Company issued warrants to purchase 330,000 shares of common stock at an exercise price of $4.76 per share. The exercise price of the warrants is not subject to adjustment other than customary anti-dilution adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In August 2003, we completed a “reverse” acquisition transaction with McDigit, Inc. and Best Logic, LLC in which the prior owner of McDigit and Best Logic received approximately 50.1% of the then outstanding shares of Global ePoint. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical presentations of Global ePoint’s consolidated financial statements include only those of McDigit and Best Logic prior to the merger date, and those of all of the companies combined after the merger date. No adjustments have been made to McDigit’s and Best Logic’s historical carrying values.

The following discussion and analysis of results of operations and financial condition relates to our financial statements after giving effect to the reverse acquisition accounting discussed above. For a further discussion about the merger and its related financial impact, see our definitive proxy statement filed on July 1, 2003.

Additionally, in April 2004, we acquired the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc. The Perpetual business is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance and is part of our digital technology division. The Airworks business provides digital video surveillance solutions to the aircraft industry as well as other electronic solutions and is part of our aviation division. The goal of these acquisitions is to enhance our product lines to expand our presence within the digital technology marketplace. Our operations currently consist of three divisions: contract manufacturing and sales of industrial, business, and consumer computers; digital technology development and distribution of video, audio, and data transmission systems and flight support business including aircraft electronics and communications.

RESULTS OF OPERATIONS – COMBINED

The following is a schedule showing the combined operations for our contract manufacturing, digital technology and aviation divisions, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-reverse-acquisition company, as well as general overall corporate expenses.

For the three months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$250	$659	$4,649	$—	$5,558
Cost of sales	154	403	4,034	—	4,591

Gross profit	96	256	615	—	967
Operating Expenses	673	527	725	485	2,410

Income (loss) from operations	(577)	(271)	(110)	(485)	(1,443)
Other income (expense)	—	—	(54)	38	(16)

Loss from operations	$(577)	$(271)	$(164)	$(447)	$(1,459)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

For the three months ended June 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$—	$—	$2,034	$—	$2,034
Cost of sales	—	—	1,412	—	1,412

Gross profit	—	—	622	—	622
Operating Expenses	653	—	591	—	1,244

Income (loss) from operations	(653)	—	31	—	(622)
Other income (expense)	—	—	1	—	1

Loss from operations	$(653)	$—	$32	$—	$(621)

Total assets as of June 30, 2003	$1,367	$—	$4,263	$—	$5,630

For the six months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$281	$659	$9,457	$—	$10,397
Cost of sales	179	403	7,773	—	8,355

Gross profit	102	256	1,684	—	2,042
Operating Expenses	1,167	527	1,614	692	4,000

Income (loss) from operations	(1,065)	(271)	70	(692)	(1,958)
Other income (expense)	(2)	—	(7)	146	137

Loss from operations	$(1,067)	$(271)	$63	$(546)	$(1,821)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

For the six months ended June 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$41	$—	$4,452	$—	$4,493
Cost of sales	26	—	3,106	—	3,132

Gross profit	15	—	1,346	—	1,361
Operating Expenses	981	—	1,099	—	2,080

Income (loss) from operations	(966)	—	247	—	(719)
Other income (expense)	—	—	1	—	1

Loss from operations	$(966)	$—	$248	$—	$(718)

Total assets as of June 30, 2003	$1,367	$—	$4,263	$—	$5,630

RESULTS OF OPERATIONS – DIGITAL TECHNOLOGY DIVISION

For the Three and Six Months Ended June 30, 2004 Compared to June 30, 2003

We formed our digital technology division in January 2004 to focus on the development of digital products and technologies for the purpose of broadening our product lines and enhancing our existing mobile digital products. In April 2004, we acquired the assets of the Perpetual division of Next Venture, Inc. to continue the build out of product offerings within the digital technology division. The division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies and has not yet produced significant revenues.

Revenues for the three and six months ended June 30, 2004 totaled $250,000 and $281,000, respectively, compared to $0 and $41,000 for the same three and six month periods in 2003. Gross margins were 38.6% and 36.4% for the three and six months ended June 30, 2004.

Product development costs increased to $255,000 and $506,000 for the three and six months ended June 30, 2004 from approximately $193,000 and $287,000 during the same three and six month periods of 2003. This increase is primarily the result of the division’s investment in research and development personnel beginning in January 2004.

Selling expenses decreased 46% and 38% for the three and six months ended June 30, 2004 to $173,000 and $321,000 from $320,000 and $520,000 during the same periods of the prior year. This decrease is related to the reduction in non-essential sales personnel.

General and administrative expenses totaled $237,000 and $326,000 compared to $137,000 and $149,000 for the three and six month periods ending June 30, 2004 and 2003, respectively. This comparative increase of $100,000 was due to additional personnel, rent and other expenses resulting from the acquisition of the Perpetual business. The remaining increase was primarily the result of minimal general and administrative expenses in the first quarter 2003, as office and administrative personnel were added in subsequent periods to support higher levels of business activities.

Due to our continued investment in research and development of new digital technologies and products, and the acquisition of the Perpetual business in the second quarter of 2004 the digital technology division incurred a net loss of $577,000 and $1.1 million for the three and six months ended June 30, 2004 versus a net loss of $653,000 and $966,000 for the three and six months ended June 30, 2003.

RESULTS OF OPERATIONS – AVIATION DIVISION

The aviation division is comprised of our newly acquired flight support business, which we refer to as “Global Airworks”. The division’s current products include Cockpit Door Surveillance Systems (CDSS) which uses digital video technology to allow the pilot to view activity behind the secured cockpit door from the cockpit. The division has also developed an Electronic Flight Bag that uses digital technology to store and retrieve flight manuals and procedures. The division also provides wire and harness solutions for various electrical applications within an aircraft. We acquired the assets comprising our Global Airworks business on April 26, 2004. Accordingly, the following discussion of this division’s results of operations relates to results from April 26, 2004 thru June 30, 2004.

Revenues for the quarter ended June 30, 2004 totaled $659,000 of which $439,000 pertained to ongoing (core) operations and $220,000 to non core operations resulting from the interim operating agreement. These non core revenues were to complete a seat refurbishment project which will not be part of operations going forward.

Cost of goods sold for the quarter ended June 30, 2004 was $229,000 and $174,000 for core and non core operations, respectively, resulting in gross margins of 47.7% for the core operations and 21.1% for the non core operations. The blended gross margin was 39% for the second quarter 2004.

Operating expenses totaled $527,000 for the quarter ended June 30, 2004. Significant expenses included salaries totaling $267,000 of which $100,000 was accrued and partially paid as a bonus to a key employee. Rent expense totaled $68,000 for the second quarter of 2004. The Company moved to a new facility and entered into a new lease agreement effective June 1, 2004. The terms of the new lease are expected to result in a reduction in rent expense of $8,500 per month through the term of the lease which expires May 31, 2007. The relocation required FAA certification of the new manufacturing facility. The certification process and relocation resulted in a six week period of minimal production and $21,000 in integration expenses to consolidate operations.

The consolidation, certification and integration of the newly acquired division resulted in a $271,000 net loss for the aviation division in the second quarter of 2004.

RESULTS OF OPERATIONS – CONTRACT MANUFACTURING DIVISION

Our contract manufacturing division manufactures customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. In addition to custom manufacturing the division also sources and distributes electronic components and parts.

For the Three and Six Months Ended June 30, 2004 Compared to June 30, 2003

	Three Months Ended June 30				Six Months Ended June 30
	2004	%	2003	%	2004	%	2003	%
Net sales	$4,649	100.0	$2,034	100.0	$9,457	100.0	$4,452	100.0
Cost of sales	4,034	86.8	1,412	69.4	7,773	82.2	3,106	69.8

Gross profit	615	13.2	622	30.6	1,684	17.8	1,346	30.2
Operating expenses	725	15.6	591	29.1	1,614	17.1	1,099	24.7

Operating income	(110)	(2.4)	31	1.5	70	0.7	247	5.5
Other income	(54)	(1.2)	1	0.0	(7)	(0.1)	1	0.0

Net income	$(164)	(3.6)	$32	1.5	$63	0.6	$248	5.5

Net sales for the second quarter ended June 30, 2004 increased to $4.6 million from $2.0 million in the second quarter ended June 2003. Net sales increased to $9.5 million for the six months June 30, 2004 from $4.5 million for the six months ended June 2003. The year over year increase in net sales was primarily attributed to the increase in sales in the consumer PC market and sales of computer and electronic component parts. Of the $5.0 million increase in net sales year over year, $2.5 million resulted from an increase in sales in the consumer PC market to Avatar, a Related Party, for the manufacture of consumer PCs for a large electronics retailer, $1.5 million increase in sales of computer and electronic component parts to Prophecy Technologies LLC, a Related Party, and approximately $800,000 of gaming PCs, a new product line. Net sales for industrial computer products declined by $600,000 for the second quarter of 2004 compared to the second quarter 2003 due to a delay in orders from one of the division’s primary customers. This delay in orders for industrial computer products during the second quarter of 2004 caused net sales of these products for the six months ended June 30, 2004 to be approximately the same as net sales of industrial computer products for the six months ended June 30, 2003.

Cost of sales for the second quarter ended June 30, 2004 was $4.0 million, or 86.8% of sales, compared to $1.4 million, or 69.4% of sales, in the second quarter of 2003. The increase in the cost of sales as a percentage of net sales was due to lower margin products, such as consumer PCs and electronic and computer component parts, constituting a greater proportion of our overall sales mix in the second quarter of 2004 compared to the same period in 2003. Consumer PC and computer component parts sales totaled $1.7 million and $1.0 million, in the second quarter of June 30, 2004 respectively, with no comparable sales of these products in the second quarter of June 30, 2003. As a result, the blended gross margin for the second quarter of 2004 was 13.2%, based on a sales mix comprised of approximately 35% for industrial computer products and 65% for consumer PC sales and electronic and computer component parts, compared to a gross margin of 30.6% in the second quarter of 2003, which were entirely industrial computer products. The higher margins for industrial computer sales are due to the customization required over and above the consumer PC architecture. For the six months ended June 30, 2004, the increase in the percentage of total net sales for the consumer PC and electronic and computer component parts resulted in a decline in blended gross margin to 17.8% from 30.2% for the six months ended June 30, 2003. The increase in net sales and the change in product mix resulted in an increase in cost of sales of $4.7 million to $7.8 million for the six months ended June 30, 2004 from $3.1 million as of June 30, 2003.

Operating expenses for the quarter ended June 30, 2004 were $725,000, or 15.6% of sales, compared to $591,000, or 29.1% of sales, in the quarter ended June 30, 2003. The increase in costs was due to additional salaries, selling and administrative costs, and marketing and promotional costs associated with Vicious PC, our new consumer gaming product, rent expense, and other administrative costs. Selling and administrative costs associated with Vicious PC totaled $110,000 for the second quarter of 2004 with no corresponding expenses in the second quarter of 2003. Rent expense increased $43,000 for the second quarter of 2004 compared to the second quarter of 2003. The contract manufacturing division leased additional facility space beginning in January 2004 to accommodate increases in office space, production line and warehouse space needs to support higher sales. Operating expenses for the first six months of 2004 increased by $515,000 to $1.6 million. The increase is due to an increase in salaries, and related payroll tax expense of $180,000 due to additional production and quality control personnel hired for additional sales volume. Operating expenses for the first six months of 2004, consisting primarily of salaries, advertising and promotion and professional fees, for Vicious PC totaled $230,000. Vicious PC sales were launched during the fourth quarter of

2003; therefore, there were no comparable expenses in 2003. Rent expense increased by $85,000 in the first six months of 2004, compared to the first six months of 2003. However, despite the increases described above, costs as a percentage of sales were reduced, due to economies of scale from higher production levels. We initiated sales into the consumer PC market, which has historically been a low margin market, to improve production capacity utilization. We believe the use of excess capacity for consumer PCs will result in incremental profitability for the division. However, the delay in orders for higher margin industrial PCs caused a heavier weighted product mix for consumer PCs resulting in a loss for the second quarter of 2004.

As a result of the above, net loss for the contract manufacturing division for the three months ended June 30, 2004 was $164,000, compared to net income of $31,000 for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004 was $63,000 compared to $248,000 for the six months ended June 30, 2003.

RESULTS OF OPERATIONS - CORPORATE

As a result of the completion of the reverse acquisition transaction with McDigit and Best Logic in August 2003, the historical results of operations of Global ePoint reflect those of McDigit and Best Logic for the entire period. The pre-merger operations related to Global ePoint, the public entity prior to the acquisition, have not been shown in the historical financial statements. However, those operations subsequent to August 2003 are shown as part of results of operations. During the six months ended June 30, 2004, corporate general and administrative costs totaled $692,000 including approximately $372,000 in professional fees associated with a public company and $300,000 in salaries and compensation. Other income was $146,000 of which $107,000 is earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business. The net result for corporate operations was a net loss of $546,000 in the six months ended June 30, 2004.

SUMMARY

As a net result of the combined operations of our contract manufacturing division, aviation division, digital technology division, and corporate activities, Global ePoint incurred a net loss of $1.5 million, or $(.13) per share for the three months ended June 30, 2004, and a net loss of $1.8 million, or $(.17) per share, for the six months ended June 30, 2004, compared to a net loss of $622,000, or $(.11) per share and $586,000, or $(.10) per share, during the three and six months ended June 30, 2003.

SUBSEQUENT EVENTS

On August 5, 2004, we completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds were $5.5 million, the net proceeds to Global ePoint after fees and expenses totaled $4.95 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of our common stock is less than $4.76, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. In addition to the preferred stock, we issued warrants to purchase 330,000 shares of common stock at an exercise price of $4.76 per share. The exercise price of the warrants is not subject to adjustment other than customary anti-dilution adjustments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2004, net cash provided by operating activities totaled $711,000 This cash was provided primarily by a decrease in the net accounts receivable from Related Parties offset by funding necessary for working capital requirements. Net cash received from financing activities, for the six months ended June 30, 2004, totaled $2.3 million all of which was borrowed from Related Parties to fund the purchase of the Perpetual and AirWorks businesses. As of June 30, 2004, the total outstanding balance on loans from Related Parties was $2.3 million. As a result of the total cash activities, net cash decreased $1.3 million from December 31, 2003 to June 30, 2004.

On August 5, 2004, we completed the private placement sale of convertible preferred stock and common stock purchase warrants resulting in net proceeds to the Company of $4.95 million. The proceeds from the offering are intended to fund working capital requirements. It is also likely that we will need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products, or technologies. In the event we need to raise additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

CASH FLOWS

Net cash provided by operations decreased in the six months ended June 30, 2004 by $1.8 million as compared to the corresponding period of 2003 due primarily to an increase in the operating loss. The primary uses of cash for operating activities in the 2004 period resulted from an increase in accounts receivables in the normal course of our sales cycles and the net change in accounts receivable and payable with Related Parties. The primary sources of cash were from borrowings offset by the asset acquisitions of Perpetual and AirWorks and an increase in accounts payable. The primary source of net cash provided by operating activities for the six month period ended June 30, 2003 was $1,000,000 from Related Parties and an increase in accounts payables offset by funding of the operating loss and an increase in accounts receivable in the normal course of our sales cycle.

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

Important factors that may cause a difference include, but are not limited to, the items discussed in the Certain Risk Factors discussion below. We disclaim any obligation to update information contained in any forward-looking statement.

CERTAIN RISK FACTORS

We rely on Related Parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these Related Parties would adversely affect our business.

In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of Related Parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, and majority stockholder. During 2003 and the first six months of 2004 we purchased approximately $12.6 and $2.8 million, respectively, worth of products from a number of these Related Parties. This represents 65% and 34% of our overall cost of goods for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. In addition, during 2003 and the first six months of 2004, we sold approximately $11.8 and $4.4 million, respectively, worth of products and contract manufacturing services to a number of these Related Parties. This represents 55% and 43% of our overall sales for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. We believe that these Related Party relationships provided access to attractively priced components and products and an additional and substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these Related Parties obligating such parties to transact business with us in the future. As a result, these types of Related Party transactions could cease at any time. If our transactions with these Related Parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are Related Parties.

For the years ended December 31, 2003 and 2002, three and two customers, respectively, accounted for 83% and 86%, respectively, of our sales. For the six months ended June 30, 2004 and 2003, four and two customers, respectively, accounted for 79% and 87%, respectively, of our sales. Two of these customers in 2004 were Related Parties. During the fiscal years 2003 and 2002, two vendors accounted for 65% and 83%, respectively, of our purchases. During the six months ending June 30, 2004 three vendors accounted for 40% of our purchases. Two of these vendors were Related Parties. If we were to lose one or more of those customers before we are able to secure sales from other customers, our income and financial condition would be materially adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

We market and sell products that are technologically complex. Our products may contain undetected defects or errors, particularly when first introduced or as new versions are released. We may incur significant costs to correct undetected defects or errors in our products and these defects or errors could result in future lost sales. In addition, product defects or errors may result in product liability claims, which could cause adverse publicity and impair market acceptance of our products. Our digital video surveillance products have not been manufactured in production volumes to date and may contain undetected defects that manifest themselves only after we produce them in production volumes. Technical defects or errors may not be discovered until after a product has been released and used by the customer. Moreover, our products and technology must interface with the technologies of many other technology and product providers in order to satisfy the end-users’ needs. If a third-party’s products are not operating properly or contain errors, the timing of shipments of our products could be delayed. For example, in the fourth quarter of 2003, the operating system software that was to be installed on the consumer PCs that we were shipping to Avatar for sale to a customer in Latin America contained errors that had to be corrected by the software vendor. These errors caused a delay in the shipment of orders of our products to this market until the problem was corrected in the first quarter of 2004.

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

We intend to continue significant expenditures on research and development to develop new products and enhance its existing products, especially in its digital technology division. While we believe that these current research and development expenditures will be beneficial in the long-term development of its business, there can be no assurance that our development and enhancement of products will be successful. Research and development expenditures are incurred substantially in advance of related revenue and in some cases do not result in the generation of revenue.

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

Two of our former employees and directors have made negative assertions about us, and similar assertions in the future could harm our reputation and cause us to expend resources in response.

Following the restructuring of our digital technology division in January 2004, two former employees of this division who were also directors of Global ePoint, resigned from the Board. These resignations were reported in our current report on Form 8-K dated January 26, 2004. At the time of their resignation and for several months prior to that time, these individuals had made a number of allegations against the company and our Board of improper acts and business practices. In response to these allegations, our Audit Committee, composed of independent directors, investigated the specific allegations which were brought to the attention of the officers and directors of the Company by these individuals. The Audit Committee solicited the advice of legal counsel and independent accountants in connection with its investigation. Following its investigation, the Audit

Committee concluded that there was no basis for the allegations that had been made. Since the date of their resignations, Global ePoint has not received any further contact from these individuals. However, there can be no assurance that claims will not be brought by these individuals.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the company that is required to be included in our periodic filings with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met due to numerous factors, ranging from errors to conscious acts of an individual, or individuals acting together. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in a cost-effective control system, misstatements due to error and/or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On August 5, 2004, we filed with the Secretary of State of Nevada, a certificate of designations which designates 55,000 shares of our preferred stock as Series A Convertible Preferred Stock. All 55,000 of these shares were issued on August 5, 2004 in connection with the equity private placement discussed elsewhere in this report. Our Series A Convertible Preferred Stock has certain dividend rights and liquidation preferences that rank senior to our common stock, but does not have voting rights. The certificate of designations for the Series A Convertible Preferred Stock is included as Exhibit 3.1 to our Current Report on Form 8-K filed on August 11, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS:

No.	Description
2.1	Asset Purchase Agreement, dated April 5, 2004, by and among Global ePoint, Inc. and Next Venture, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 3, 2004).

2.2	Bill of Sale, dated April 26, 2004, by and among Global ePoint, Inc. and Insolvency Services Group, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 11, 2004).

2.3	Asset Agreement, dated April 24, 2004, by and among Global ePoint, Inc. and Greenick, Inc., effective April 15, 2004. (Incorporated by reference to Exhibit 2.2 to Form 8-K filed on May 11, 2004).

2.4	Addendum to Asset Agreement, dated April 21, 2004, by and among Global ePoint, Inc. and Greenick, Inc. (Incorporated by reference to Exhibit 2.3 to Form 8-K filed on May 11, 2004).

2.5	Second Addendum to Asset Agreement, dated May 10, 2004, by and among Global ePoint, Inc. and Greenick, Inc. (Incorporated by reference to Exhibit 2.4 to Form 8-K filed on May 11, 2004).

2.6	Agreement dated April 21, 2004, by and among Global ePoint, Inc. and Greenick, Inc. (Incorporated by reference to Exhibit 2.5 to Form 8-K filed on May 11, 2004).

3.1	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Global ePoint, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 11, 2004).

10.1	Subscription Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 11, 2004).

10.2	Registration Rights Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 11, 2004).

10.3	[Form of] Warrant to Purchase Common Stock granted to Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 11, 2004).

31.1	Certification of CEO – Rule 13a – 14(a) or 15d – 14(a)*

31.2	Certification of CFO – Rule 13a – 14(a) or 15d – 14(a)*

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

*	Filed herewith

+	Furnished herewith

(B) REPORTS ON FORM 8-K:

During the quarter ended June 30, 2004, the Company filed five reports on Form 8-K.

(1)	On April 13, 2004, we filed a report on Form 8-K under Items 7 and 12 disclosing our financial results for the fourth quarter and year ended December 31, 2003

(2)	On May 3, 2004, we filed a report on Form 8-K under Items 5 and 7 relating to our acquisition of the Perpetual digital division from Next Venture, Inc.

(3)	On May 11, 2004, we filed a report on Form 8-K under Items 2, 5 and 7 relating to our acquisition of the AirWorks flight support business. We amended this Form 8-K on July 12, 2004 to include the required financial statements and pro forma financial information.

(4)	On May 27, 2004, we filed a report on Form 8-K under Items 7 and 12 disclosing our financial results for the first quarter of 2004.

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: August 23, 2004	/s/ Toresa Lou
Toresa Lou,
Chief Executive Officer

Date: August 23, 2004	/s/ John Pan
John Pan,
Chief Financial Officer and Chairman