Form 10QSB
period 2004-09-30
GLOBAL EPOINT INC
filed 2004-11-22
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 15, there were 10,881,788 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format.    Yes  ☒    No  ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2004

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF SEPTEMBER 30, 2004

(Thousands of dollars, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25
Accounts receivable, net	3,949
Accounts receivable - related parties	2,046
Inventory	2,925
Other current assets	402

Total current assets	9,347

Property, plant and equipment, net	814
Card dispensing equipment and related parts	984
Goodwill	6,454
Other intangibles	1,244
Deposits and other assets	521

Total other assets	10,017

Total assets	$19,364

Liabilities and Stockholders’ equity
Current Liabilities:
Accounts payable	$970
Accounts payable - related parties	4,933
Accrued expenses	741
Customer deposits	93
Due to related parties	839
Due to stockholder	145

Total current liabilities	7,721

Loan payable	1,014

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 shares authorized, 55,000 shares issued and outstanding aggregate liquidation preference $5,500,000	4,322
Common stock, $.03 par value, 50,000,000 shares authorized and 10,881,788 shares issued and outstanding	326
Paid-in capital	8,537
Accumulated deficit	(2,556)

Total stockholders’ equity	10,629

Total liabilities and stockholders’ equity	$19,364

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003

	For the three months ended		For the nine months ended
(Thousands of dollars, except per share amounts)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	$4,999	$3,859	$13,981	$8,256

Cost of sales	3,865	3,030	10,805	5,904

Gross profit	1,134	829	3,176	2,352

Operating Expenses:
Selling and marketing	669	370	1,757	1,412
General and administrative	1,344	408	3,687	1,106
Research and development	275	196	781	483
Depreciation and amortization	62	16	126	39

Total operating expenses	2,350	990	6,351	3,040

Loss from operations	(1,216)	(161)	(3,175)	(688)

Other income (expense)	(16)	163	122	143

Income/(Loss) before income tax provision	(1,232)	2	(3,053)	(545)

Income tax provision	—	—	—	13

Net Income/(Loss)	(1,232)	2	(3,053)	(558)

Preferred stock dividend	(658)	—	(658)	—

Net Income/(Loss) applicable to common stockholders	$(1,890)	$2	$(3,711)	$(558)

Income/(loss) per share - basic	$(0.17)	$0.00	$(0.34)	$(0.09)

Income/(loss) per share- fully diluted	$(0.17)	$0.00	$(0.34)	$(0.09)

Weighted average shares and share equivalents	10,882	8,236	10,857	5,976

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003

(Thousands of dollars)	2004	2003
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES:
Net loss	$(3,053)	$(558)
Adjustments to reconcile net loss to net cash flows provided/(used) by operating activities:
Depreciation and amortization	126	39
Provision for bad debt	63	20
Increase/(decrease) from changes in:
Accounts receivable	(2,275)	(1,389)
Accounts receivable - related parties	1,820	(628)
Inventory	56	(1,069)
Other current assets	(52)	(174)
Accounts payable	132	1,261
Accounts payable - related parties	(604)	3,183
Accrued expenses	53	(133)
Customer deposits	30	—

Net cash provided/(used) by operating activities	(3,704)	552

CASH FLOWS PROVIDED/(USED) BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(564)	(57)
Acquisition of Global ePoint		3,463
Goodwill and other intangibles	(3,875)	—
Additions to other assets	(243)	(586)

Net cash provided/(used) in investing activities	(4,682)	2,820

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan payable	960	—
Borrowings from related parties	850	—
Advances from stockholder	(9)	245
Proceeds from exercise of stock options	96	—
Net proceeds from preferred stock offering	4,321
Net proceeds from stock warrants	591
Preferred stock dividend payments	(42)

Net cash provided by financing activities	6,767	245

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,619)	3,617
CASH AND CASH EQUIVALENTS, beginning of period	1,644	169

CASH AND CASH EQUIVALENTS, end of period	$25	$3,786

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$616	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(Thousands of dollars and shares)	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2003	—	$—	10,822	$324	$7,894	$497	$8,715
Common stock issued upon options exercised			60	2	95		97
Series A Preferred stock issued August 5, 2004 net of $630 in related costs	55	4,322			548		4,870
Net loss						(3,053)	(3,053)

Balances, September 30, 2004	55	$4,322	10,882	$326	$8,537	$(2,556)	$10,629

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2004

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

2. Summary of significant accounting policies

Nature of business Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is now headquartered in the City of Industry, California. The primary areas of our business are operated from three divisions: our contract manufacturing division, aviation division and our digital technology division. Our contract manufacturing division manufactures customized computing systems for industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. Our recently acquired aviation division provides digital technology and other electrical applications to the airline industry. Our digital technology division designs and markets digital video technology primarily for surveillance systems.

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

Merger and basis of presentation On August 8, 2003, Global ePoint, McDigit, and Best Logic completed a “reverse” acquisition (the “Merger”) where the prior owner of McDigit and Best Logic received approximately 50.1% ownership interest of Global ePoint in the transaction. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical financial statements of Global ePoint include only those of McDigit and Best Logic prior to the Merger date, and those of the combination of all the companies subsequent to the Merger date. Additionally, the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc. were acquired in April 2004 (see footnote 10).

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

2. Summary of significant accounting policies (continued)

Accounting for stock options Global ePoint has adopted the disclosure-only provisions for employee stock options under SFAS No. 123. Accordingly, no compensation cost has been recognized for employee stock option plans under the intrinsic-value method prescribed by APB No. 25. On July 23, 2004, Global ePoint’s Board of Directors adopted a 2004 Stock Incentive Plan (2004 Plan) subject to approval by stockholders. Two officers and two directors have been granted stock options in accordance with the 2004 Plan. The 2004 Plan is pending stockholder approval; therefore, the pro forma amounts indicated below do not reflect the stock based employee compensation for the stock option grants under the 2004 Plan. Had compensation for Global ePoint’s other three stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below for the three and nine months ended September 30 (in thousands, except per share amounts):

	For the three months ended September 30		For the nine months ended September 30
	2004	2003	2004	2003
As reported, net income (loss) attributable to common stockholders	$(1,890)	$2	$(3,711)	$(558)

Stock-based employee compensation determined under the fair value method, net of related tax effects	0	(38)	(112)	(38)

Pro forma	$(1,890)	$(36)	$(3,823)	$(596)

Earnings (loss) per common share, basic and fully diluted:
As reported	$(0.17)	$0.00	$(0.34)	$(0.09)
Pro forma	$(0.17)	$0.00	$(0.34)	$(0.09)

3. Inventories

Inventories consisted of the following as of September 30, 2004 (in thousands):

Computer component parts	$1,598
Video and data recording component parts	991
Cockpit door surveillance system and wire harness component parts	336

Total	$2,925

4. Property and equipment

Property and equipment consisted of the following as of September 30, 2004 (in thousands):

Furniture and equipment	$392
Computer equipment and software	133
Building improvements	396
Tooling and demo units	34
Vehicles	29

Totals	$984
Less accumulated depreciation	(170)

Property and equipment, net	$814

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

5. Goodwill

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition. Goodwill is not being amortized but is subject to periodic tests of impairment of value. We have accumulated a total of $6.4 million of goodwill; $3.2 million resulted from the Merger, $2.9 million from the asset acquisition of Airworks and $300,000 from the asset purchase of Perpetual. The goodwill arising from the Merger has been subject to its annual impairment test. Application of the discounted cash flow methodology to Management assumptions did not identify any impairment to the Merger goodwill. Management has reviewed the remaining accumulated goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2004 or 2003.

6. Business concentrations

Sales and purchases For the three and nine months ended September 30, 2004, three customers accounted for 61% and 68% of the Company’s sales, respectively, and 77% of the accounts receivable as of September 30, 2004. For the three and nine months ended September 30, 2004, four vendors accounted for 42% and 47% of the Company’s purchases, respectively, and 85% of the accounts payable as of September 30, 2004. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Pre-Merger Loans Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of September 30, 2004, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, more equipment for production and assembly, and more warehouse space, totaled $130,000 and $355,000 for the three and nine months ended September 30, 2004, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,000 and $64,000 for the three and nine months ended September 30, 2004, respectively.

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

Vicious PC our retail gaming PC entity has sourced computer component parts on a pass through basis to a related party through out 2004. There is no earnings process that occurs when Vicious resells the component parts to the Related Party. The goods are purchased and resold at a zero mark-up strictly to provide favorable pricing and build vendor relationships. These transactions do not constitute the entity’s major operations. The goods are not held and made available as needed in a typical distributor operation. Previously, we recorded these transactions as sales. Financial Accounting Standards Board (FASB) Statement of Concepts No 6. states “revenues are inflows or other enhancements of assets of an entity or settlements of its liabilities (or a combination of both) from delivering or producing goods, rendering services, or other activities that constitute the entity’s ongoing major or central operations.”. Due to the nature of these related party transactions and in accordance with FASB Statement of Concepts No. 6, we have eliminated these related party transactions from the results of operations. The transactions totaled $939,000 in the third quarter and $2.4 million for the year to date 2004. The accompanying consolidated financial statements have been adjusted to reflect this change in accounting treatment.

The outstanding balances due from and to Related Parties as of September 30, 2004 and 2003 were as follows:

	As of September 30,
(Thousands of dollars)	2004	2003
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$174	$277

(B) (100% owned by CFO/Chairman)	1,479	1,214

(C) (100% owned by CFO/Chairman)	—	1

(D) (95% owned by CFO/Chairman)	1,494	169

Totals	$3,147	$1,661

Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—

(B) (100% owned by CFO/Chairman)	356	1,581

(C) (100% owned by CFO/Chairman)	—	3

(D) (95% owned by CFO/Chairman)	5,621	2,051

Totals*	$5,977	$3,635

*	Balances due to Related Parties include trade payables for purchases of component parts from Related Parties as well as advances for working capital purposes. These balances are included in Accounts Payable – Related Parties or Due to Related Parties on the accompanying condensed consolidated balance sheet as of September 30, 2004 based on the nature of the related activity.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

7. Related party transactions (continued)

Other arrangements (continued)

	For the three months ended September 30		For the nine months ended September 30
(Thousands of dollars)	2004	2003	2004	2003
Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—	$—	$—

(B) (100% owned by CFO/Chairman)	160	551	548	1,847

(C) (100% owned by CFO/Chairman)	1	3	5	17

(D) (95% owned by CFO/Chairman)	720	363	2,765	1,347

Totals	$881	$917	$3,318	$3,211

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$94	$121	$169	$302

(B) (100% owned by CFO/Chairman)	1,479	206	4,027	206

(C) (100% owned by CFO/Chairman)	9	—	18	4

(D) (95% owned by CFO/Chairman)	45	41	312	494

Totals	$1,627	$368	$4,526	$1,006

8. Basic and fully diluted per share calculation

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

9. Basic and fully diluted per share calculation

The computations for basic and fully diluted income (loss) per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended September 30, 2004:
Basic and fully diluted loss per share
Loss available to common stockholders	$(1,890)	10,882	$(0.17)

For the nine months ended September 30, 2004:
Basic and fully diluted loss per share
Loss available to common stockholders	$(3,711)	10,857	$(0.34)

For the three months ended September 30, 2003:
Basic and fully diluted income per share
Income available to common stockholders	$2	8,236	$0.00

For the nine months ended September 30, 2003:
Basic and fully diluted loss per share
Loss available to common stockholders	$(558)	5,976	$(0.09)

10. Acquisitions

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

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (dollars in thousands). Global ePoint is in the process of obtaining valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

	Airworks	Perpetual	Total
Current assets	$194	$221	$415
Plant and equipment	206	—	206
Intangible assets	550	—	550
Goodwill	2,896	284	3,180

Total assets acquired	3,846	505	4,351

Current liabilities	—	—	—
Long term debt	—	—	—

Total liabilities assumed	—	—	—

Net assets acquired	$3,846	$505	$4,351

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

	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars, except per share amounts)	2004	2003	2004	2003
Pro Forma Consolidated Net Sales	$4,999	$4,800	$14,612	$12,975
Pro Forma Net (Loss) Income	(1,890)	(85)	(4,078)	(974)
Loss per share:
Basic and diluted, pro forma	$(0.17)	$(0.01)	$(0.38)	$(0.16)

11. Segment reporting

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

For the three months ended September 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$447	$946	$3,606	$—	$4,999
Cost of sales	280	627	2,958	—	3,865

Gross profit	167	319	648	—	1,134
Operating Expenses	768	627	584	371	2,350

Income (loss) from operations	(601)	(308)	64	(371)	(1,216)
Other income (expense)	(18)	—	2	—	(16)

Income/(Loss) from operations	$(619)	$(308)	$66	$(371)	$(1,232)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

For the three months ended September 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$42	$—	$3,817	$—	$3,859
Cost of sales	15	—	3,015	—	3,030

Gross profit	27	—	802	—	829
Operating Expenses	547	—	395	48	990

Income (loss) from operations	(520)	—	407	(48)	(161)
Other income (expense)	(2)	—	1	164	163

Income/(Loss) from operations	$(522)	$—	$408	$116	$2

Total assets as of September 30, 2003	$1,348	$—	$5,749	$7,988	$15,085

For the nine months ended September 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$727	$1,605	$11,649	$—	$13,981
Cost of sales	459	1,029	9,317	—	10,805

Gross profit	268	576	2,332	—	3,176
Operating Expenses	1,935	1,155	2,198	1,063	6,351

Income (loss) from operations	(1,667)	(579)	134	(1,063)	(3,175)
Other income (expense)	(20)	—	(3)	145	122

Income/(Loss) from operations	$(1,687)	$(579)	$131	$(918)	$(3,053)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

For the nine months ended September 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$83	$—	$8,173	$—	$8,256
Cost of sales	41	—	5,863	—	5,904

Gross profit	42	—	2,310	—	2,352
Operating Expenses	1,509	—	1,483	48	3,040

Income (loss) from operations	(1,467)	—	827	(48)	(688)
Other income (expense)	(21)	—	—	164	143

Income/(Loss) from operations	$(1,488)	$—	$827	$116	$(545)

Total assets as of September 30, 2003	$1,348	$—	$5,749	$7,988	$15,085

12. Series A Preferred Stock and Common Stock Warrants

On August 5, 2004, Global ePoint, Inc. completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds from the transaction were $5.5 million. Related issuance costs of $610,000 resulted in net proceeds of $4.89 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of the Company’s common stock is less than $4.76 per share, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. In accordance with applicable accounting guidelines, Management allocated the net proceeds based on the relative fair values of the equity instruments. We used the Black Scholes model to compute the fair value of the warrants assuming 65.8% market sector volatility and 2.75% risk free rate which resulted in a $591,000 fair value for the 340,000 warrants issued. The warrants have an exercise price $4.76 per share. The remaining $4.3 million was allocated to the Series A preferred stock resulting in an effective conversion price for the embedded options contained within the Series A preferred stock of $3.82 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $616,000 beneficial conversion to the holders of the Series A preferred stock. The beneficial conversion is treated as a non-cash preferred stock dividend. We paid monthly dividends of 5% per annum with respect to the Series A preferred stock on the gross proceeds from the August 5, 2004 closing date through the October 20, 2004 effective date of the Form S-3 Registration Statement declared effective by the Securities Exchange Commission. No additional dividend payments with respect to the Series A preferred stock will be paid subsequent to October 20, 2004. The Series A preferred stock has a $5.5 million liquidation preference. The exercise price of the warrants is not subject to adjustment other than customary anti-dilution adjustments.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In August 2003, we completed a “reverse” acquisition transaction with McDigit, Inc. and Best Logic, LLC in which the prior owner of McDigit and Best Logic received approximately 50.1% of the then outstanding shares of Global ePoint. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical presentations of Global ePoint’s consolidated financial statements include only those of McDigit and Best Logic prior to the merger date, and those of all of the companies combined after the merger date. No adjustments have been made to McDigit’s and Best Logic’s historical carrying values. We acquired the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc in April 2004. The Perpetual business is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance and is part of our digital technology division. The Airworks business provides digital video surveillance solutions to the aircraft industry as well as other electronic solutions and is part of our aviation division. The goal of these acquisitions is to enhance our digital technology based product lines to expand our presence within the homeland security marketplace. Our operations currently consist of three divisions: contract manufacturing and sales of digital video recorders and personal computers for the governmental, industrial, business, and consumer sectors; digital technology development concentrating on systems to record and distribute video, audio, and data transmissions primarily for security and surveillance applications and flight support business including aircraft electronics and communications.

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

For the three months ended September 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$447	$946	$3,606	$—	$4,999
Cost of sales	280	627	2,958	—	3,865

Gross profit	167	319	648	—	1,134
Operating Expenses	768	627	584	371	2,350

Income (loss) from operations	(601)	(308)	64	(371)	(1,216)
Other income (expense)	(18)	—	2	—	(16)

Income/(Loss) from operations	$(619)	$(308)	$66	$(371)	$(1,232)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

For the three months ended September 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$42	$—	$3,817	$—	$3,859
Cost of sales	15	—	3,015	—	3,030

Gross profit	27	—	802	—	829
Operating Expenses	547	—	395	48	990

Income (loss) from operations	(520)	—	407	(48)	(161)
Other income (expense)	(2)	—	1	164	163

Income/(Loss) from operations	$(522)	$—	$408	$116	$2

Total assets as of September 30, 2003	$1,348	$—	$5,749	$7,988	$15,085

For the nine months ended September 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$727	$1,605	$11,649	$—	$13,981
Cost of sales	459	1,029	9,317	—	10,805

Gross profit	268	576	2,332	—	3,176
Operating Expenses	1,935	1,155	2,198	1,063	6,351

Income (loss) from operations	(1,667)	(579)	134	(1,063)	(3,175)
Other income (expense)	(20)	—	(3)	145	122

Income/(Loss) from operations	$(1,687)	$(579)	$131	$(918)	$(3,053)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

For the nine months ended September 30, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$83	$—	$8,173	$—	$8,256
Cost of sales	41	—	5,863	—	5,904

Gross profit	42	—	2,310	—	2,352
Operating Expenses	1,509	—	1,483	48	3,040

Income (loss) from operations	(1,467)	—	827	(48)	(688)
Other income (expense)	(21)	—	—	164	143

Income/(Loss) from operations	$(1,488)	$—	$827	$116	$(545)

Total assets as of September 30, 2003	$1,348	$—	$5,749	$7,988	$15,085

RESULTS OF OPERATIONS – DIGITAL TECHNOLOGY DIVISION

For the Three Months Ended September 30, 2004 Compared to September 30, 2003

We formed our digital technology division to focus on the development of digital products and technologies for law enforcement, commercial and industrial security applications. In April 2004, we acquired the assets of the Perpetual division of Next Venture, Inc. to continue the build out of product offerings within the commercial and industrial security marketplace. We are continuing the development of the corporate structure, marketing and product lines of our mobile digital products. The products are being evaluated by several law enforcement and military customers but have not generated significant revenues to date. The division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications.

Revenues for the three months ended September 30, 2004 totaled $447,000 compared to $42,000 for the three months ended September 30, 2003. The increase in revenues is the result of the addition of the Perpetual product line to the digital technology division. Gross margins for the quarter ended September 2004 were 37.4% compared to 64.3% in the quarter ended September 2003.

Product development costs increased to $275,000 for the three months ended September 30, 2004 from approximately $196,000 for the same three month period of 2003. The increase is the result of the division’s investment in additional personnel for research and development.

Selling expenses increased 18% for the three months ended September 30, 2004 to $225,000 from $190,000 for the same period of the prior year. The increase is the result of $43,000 for sales personnel for the Perpetual product line which includes Mr. Joe Cappelletti, our new Vice President of Sales and Marketing for the digital division, $33,000 in travel and trade show expenses to promote our Perpetual Digital products and $30,000 consulting fees for former Los Angeles Chief of Police Daryl Gates. Mr. Gates was engaged in the fourth quarter of 2003 to provide technical and marketing support for our mobile digital video surveillance products. These increases were offset by a $70,000 reduction in non-essential sales personnel from the third quarter of 2003.

General and administrative expenses totaled $259,000 compared to $158,000 for the three month period ended September 30, 2003. This increase was due to $115,000 of additional personnel, rent and other expenses resulting from the acquisition of the Perpetual business, $25,000 in recruiting expenses incurred through the hiring of our Vice President of Sales and Marketing offset by a $25,000 reduction in various comparative expenses to the third quarter 2003.

For the quarter ended September 2004, the Perpetual digital products produced a net profit of $10,000 for the digital technology division. The Perpetual digital products are primarily sourced and manufactured by the contract manufacturing division. An additional $23,000 in gross margin on final sales related to the Perpetual product line was recognized in the contract manufacturing division resulting in a total corporate net profit for the Perpetual products of $33,000 for the third quarter of 2004.

For the Nine Months Ended September 30, 2004 Compared to September 30, 2003

Revenues for the nine months ended September 30, 2004 totaled $728,000 compared to $83,000 for the nine months ended September 30, 2003. . Gross margins for the nine months ended September 2004 were 36.9% compared to 50.1% for the nine months ended September 2003. The increase in revenues and gross margin is the result of the addition of the Perpetual product line to the digital technology division.

Product development costs increased to $781,000 for the nine months ended September 30, 2004 from approximately $710,000 for the same nine month period of 2003. The increase is the result of the division’s investment in additional personnel for research and development.

Selling expenses decreased 23% for the nine months ended September 30, 2004 to $547,000 from $710,000 for the same period of the prior year. The decrease is due to a $330,000 reduction in non-essential sales personnel from the third quarter of 2003 offset by $60,000 for sales personnel for the Perpetual product line which includes Mr. Joe Cappelletti, our new Vice President of Sales and Marketing for the digital division, $27,000 in travel and trade show expenses promoting our Perpetual Digital products and $90,000 consulting fees for former Los Angeles Chief of Police Daryl Gates. Mr. Gates was engaged in the fourth quarter of 2003 to provide technical and marketing support for our mobile digital video surveillance products.

General and administrative expenses totaled $585,000 compared to $309,000 for the nine month period ended September 30, 2004. This increase was due to $242,000 of additional personnel, rent and other expenses resulting from the acquisition of the Perpetual business and the remaining increase was primarily the result of minimal general and administrative expenses in the first quarter 2003, as office and administrative personnel were added in subsequent periods to support higher levels of business activities.

For the year to date, the addition of the Perpetual digital products has resulted in a net loss of $81,000 for the digital technology division. The Perpetual digital products are primarily sourced and manufactured by the contract manufacturing division. An additional $62,000 in gross margin on final sales was recognized on the Perpetual product line in the contract manufacturing division resulting in a total corporate net loss for the Perpetual products of only $19,000 for the year to date September 30, 2004.

The addition of sales personnel and continued development of brand awareness have provided a solid platform for the expansion of the Perpetual products for the digital technology division. Our continued investment in research and development of new digital technologies and products and marketing and operation expenses to support our mobile digital video surveillance products resulted in a net loss for the digital technology division of $619,000 and $1.69 million for the three and nine months ended September 30, 2004 compared to a net loss of $522,000 and $1.49 million for the three and nine months ended September 30, 2003.

RESULTS OF OPERATIONS – AVIATION DIVISION

The aviation division is comprised of our recently acquired flight support business, which we refer to as “Global Airworks”. The division’s current products include Cockpit Door Surveillance Systems (CDSS) which uses digital video technology to allow the pilot to view activity behind the secured cockpit door from the cockpit. The division has also developed an Electronic Flight Bag that uses digital technology to store and retrieve flight manuals and procedures. The division also provides smoke detection and fire suppression systems and wire and harness solutions for various electrical applications within an aircraft. We acquired the assets comprising our Global Airworks business on April 26, 2004. Accordingly, the following discussion of this division’s results of operations relates to results from April 26, 2004 through September 30, 2004.

Revenues for the quarter ended and year to date (158 days) ended September 30, 2004 totaled $946,000 and $1.6 million, respectively. On going (core) operations revenues were $892,000 and $1.3 million for the third quarter and year to date 2004, respectively. Non core operations, which will not be part of the future operations, were $54,000 and $274,000 for the third quarter and year to date 2004, respectively. The non core operations resulted from an interim operating agreement to complete a refurbishment project.

Cost of goods sold for the quarter ended and year to date (158 days) ended September 30, 2004 were $583,000 and $811,000, respectively, for core operations and $44,000 and $218,000 for non core operations, respectively. Gross margins for core operations were 34.6% and 37.6% for the third quarter and year to date 2004. The decline in core operations margin was the result of delays in shipments of $378,000 of CDSS. The delay was due to a product configuration change for the aircraft requiring amendments to the Supplemental Type Certificates (STC). Although the CDSS kits were assembled, they could not be shipped without a conformity inspection and flight test based on the new configuration and an aircraft was not available for the test until October. Non core operations gross margins were 18.5% and 20.4% for the quarter ended and year to date September 30, 2004, respectively. The third quarter and year to date 2004 blended gross margin was 33.7% and 35.8%, respectively.

Operating expenses totaled $627,000 and $1.2 million for the third quarter and year to date (158 days) ended September 30, 2004, respectively. Significant expenses included salaries totaling $395,000 and $721,000 for the third quarter and year to date 2004, respectively of which $171,000 was accrued and partially paid for the year to date relating to a noncompete agreement within the employment agreement of a key employee. Rent expense totaled $49,000 and $116,000 for the three months and year to date 2004, respectively. We moved our aviation division to a new facility and entered into a new lease agreement effective June 1, 2004. The terms of the new lease are expected to result in a reduction in rent expense of $8,500 per month through the term of the lease which expires May 31, 2007. The relocation required FAA certification of the new manufacturing facility. The certification process and relocation resulted in a six week period of minimal production and $21,000 in integration expenses to consolidate operations. Additionally, amortization expense for our STCs totaled $45,000 and $76,000 for the third quarter and year to date 2004, respectively. For the year to date 2004, trade show expenses totaled $47,000. The division participated in two major trade shows for the airline industry to market its products and establish brand recognition. The customer awareness generated by the participation in these shows has established a solid base for continued expansion of its product lines.

The consolidation, certification and integration of the newly acquired division and delay in order shipments resulted in a $308,000 and $579,000 net loss for the aviation division in the third quarter and year to date 2004 (158 days), respectively.

RESULTS OF OPERATIONS – CONTRACT MANUFACTURING DIVISION

Our contract manufacturing division manufactures digital video recorders and customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. In addition to custom manufacturing the division also sources and distributes electronic components and parts.

For the Three Months Ended September 30, 2004 Compared to September 30, 2003

Net sales for the third quarter ended September 30, 2004 totaled $3.6 million compared to $3.8 million in the third quarter ended September 2003. Net sales for industrial computer products comprised 50% of sales in the third quarter 2004 compared to 73% in the comparable quarter of 2003. As a result of the change in sales mix, cost of sales was $3.0 million, or 82.0% of sales compared to $3.0 million or 79% of sales for the corresponding quarter of 2003. The increase in the cost of sales as a percentage of net sales was due to lower margin products, such as consumer PCs and electronic and computer component parts, constituting a greater proportion of our overall sales mix in the third quarter of 2004 compared to the same period in 2003. Consumer PC and computer component parts sales totaled $1.5 million in the third quarter ended September 30, 2004 compared to $1.0 million in sales of these products in the third quarter of September 2003. The increase in cost of sales resulted in gross margins of 18.0% for the third quarter of 2004 compared to 21% in the third quarter 2003.

Operating expenses for the quarter ended September 30, 2004 were $584,000, or 16.2% of sales, compared to $396,000, or 10.4% of sales, in the quarter ended September 30, 2003. The increase in costs was due to additional salaries, selling and administrative costs, and marketing and promotional costs associated with Vicious PC, our new consumer gaming product, rent expense, and other administrative costs. Selling and administrative costs associated with Vicious PC totaled $102,000 for the third quarter of 2004 compared to $7,000 in the corresponding third quarter of 2003. The Vicious PC products were launched during the fourth quarter of 2003; therefore, there were minimal comparable expenses in 2003. An additional 16 employees were added to the production facility due to an increase in unit sales volume in 2004 resulting in an increase in salaries of $74,000 in the third quarter of 2004 over the third quarter of 2003. Rent expense increased $37,000 for the third quarter of 2004 compared to the third quarter of 2003. The contract manufacturing division leased additional facility space beginning in January 2004 to accommodate increases in office space, production line and warehouse space needs to support higher sales.

As a result the net income for the contract manufacturing division was $66,000 for the three months ended September 30, 2004 compared to $408,000 for the three months ended September 30, 2003.

For the Nine Months Ended September 30, 2004 Compared to September 30, 2003

Net sales increased $3.5 million to $11.7 million for the nine months September 30, 2004 compared to the nine months ended September 30, 2003 representing an increase of 42.5%. The year over year increase in net sales was primarily attributed to the increase in sales in the consumer PC market and sales of computer and electronic component parts. Of the $3.5 million increase in net sales year over year, $4.0 million resulted from an increase in sales in the consumer PC market to Avatar Technologies Inc, a related party, for the manufacture of consumer PCs for a large electronics retailer and approximately $1.0 million of consumer gaming PCs, a new product line offset by a $1.5 million reduction in sales of industrial PCs.

Cost of sales for the nine months ended September 30, 2004 totaled $9.3 million compared to $5.9 million for the comparable period of 2003. The increase in cost of sales is attributable to the change in sales mix which resulted in an increase in lower margin consumer PC sales.

Operating expenses for the nine months of 2004 increased to $2.2 million, or 18.9% of sales, compared to $1.5 million, or 18.8% of sales for the nine months of 2003. The increase in expenses are due to an increase in salaries, and related payroll tax expense of $310,000 due to additional production and quality control personnel hired for additional sales volume offset by a $100,000 reduction in selling and administrative salaries, commissions and related payroll tax expense. Vicious PC salaries, advertising and promotion and professional fees increased $324,000. Vicious PC sales were launched during the fourth quarter of 2003; therefore, there were minimal comparable expenses in 2003. Rent expense increased by $120,000 in the nine months of 2004, compared to the nine months of 2003. We initiated sales into the consumer PC market, which has historically been a low margin market, to improve production capacity utilization. We believe the use of excess capacity for consumer PCs will result in incremental profitability for the division. However, delays in orders for higher margin industrial PCs caused a heavier weighted product mix for consumer PCs resulting in a reduction of year to date net income.

As a result of the above, net income for the contract manufacturing division for the nine months ended September 30, 2004 was $131,000, compared to net income of $816,000 for the nine months ended September 30, 2003.

RESULTS OF OPERATIONS - CORPORATE

As a result of the completion of the reverse acquisition transaction with McDigit and Best Logic in August 2003, the historical results of operations of Global ePoint reflect those of McDigit and Best Logic for the entire period. The pre-merger operations related to Global ePoint, the public entity prior to the acquisition, have not been shown in the historical financial statements. However, those operations subsequent to August 2003 are shown as part of the results of operations. During the nine months ended September 30, 2004, corporate general and administrative costs totaled $1,063,000 including approximately $592,000 in professional fees and expenses associated with a public company and $404,000 in salaries and compensation. Other income was $146,000 of which $107,000 is earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business. The net result for corporate operations was a net loss of $917,000 in the nine months ended September 30, 2004.

SUMMARY

As a net result of the combined operations of our contract manufacturing division, aviation division, digital technology division, and corporate and financing activities, Global ePoint incurred a net loss of $1.9 million, or $(.17) per share for the three months ended September 30, 2004, and a net loss of $3.7 million, or $(.34) per share, for the nine months ended September 30, 2004, compared to net income of $2,000, or $.00 per share and a net loss of $558,000, or $(.09) per share, during the three and nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 we had net working capital totaling $1.6 million including cash of $25,000. Net cash used by operating activities totaled $3.7 million for the nine months ended September 30, 2004 as compared to $34,000 for the corresponding period of 2003. This cash was primarily used to fund working capital requirements and operating losses. Net cash received from financing activities, for the nine months ended September 30, 2004, totaled $6.7 million. On August 5, 2004, we completed the private placement sale of convertible preferred stock and common stock purchase warrants resulting in net proceeds to us of $4.9 million. The proceeds from the offering were used to fund working capital requirements. The remaining $1.8 million of cash received from financing activities was borrowed from related parties. As of September 30, 2004, the total outstanding balance on loans from related parties was $1.8 million. As a result of the total cash activities, net cash decreased $1.6 million from December 31, 2003 to September 30, 2004. It is also likely that we will need to raise additional funds to finance our activities beyond the next 12 months or to consummate acquisitions of other businesses, products, or technologies. In the event we need to raise additional financing, there can be no assurance that any such financing will be available on acceptable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

CASH FLOWS

Net cash used by operations for the nine months ended September 30, 2004 was $3.7 million as compared to $552,000 for the corresponding period of 2003 due primarily to an increase in the operating loss and an increase in accounts receivables in the normal course of our sales cycles. The primary sources of cash were from the net change in related party accounts receivable and payable.

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

In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of Related Parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, and majority stockholder. During 2003 and the first nine months of 2004 we purchased approximately $12.6 and $3.3 million, respectively, worth of products from a number of these Related Parties. This represents 65% and 31% of our overall cost of goods for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. In addition, during 2003 and the first nine months of 2004, we sold approximately $11.8 and $4.5 million, respectively, worth of products and contract manufacturing services to a number of these Related Parties. This represents 55% and 32% of our overall sales for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. We believe that these Related Party relationships provided access to attractively priced components and products and an additional and substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these Related Parties obligating such parties to transact business with us in the future. As a result, these types of Related Party transactions could cease at any time. If our transactions with these Related Parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are Related Parties.

For the years ended December 31, 2003 and 2002, three and two customers, respectively, accounted for 83% and 86%, respectively, of our sales. For the nine months ended September 30, 2004 and 2003, three customers, respectively, accounted for 68% and 80%, respectively, of our sales. One of these customers in 2004 was a Related Party. During the fiscal years 2003 and 2002, two vendors accounted for 65% and 83%, respectively, of our purchases. During the nine months ending September 30, 2004 four vendors accounted for 47% of our purchases. Two of these vendors were Related Parties. If we were to lose one or more of those customers before we are able to secure sales from other customers, our income and financial condition would be materially adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective at a reasonable level in timely alerting them to material information relating to the company that is required to be included in our periodic filings with the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

As previously reported in our Current Report on Form 8-K filed on October 22, 2004, our board of directors has appointed four new directors to fill the four vacancies remaining on our board, which now brings the total number of directors to eleven. Following the increase in the number of directors, our board changed the composition of its committees. In addition, the board created a new Corporate Governance and Nominating Committee while eliminating the Related Party Transactions Committee and assigning the responsibilities of that committee to the Audit Committee. The committees of the board and their respective members are as follows:

Audit Committee	Compensation Committee	Governance and Nominating Committee
Owen Lee Barnett	William W. Dolph	Lawrence S. Leong
Richard J. Bartol	Jongil Kim	James D. Smith
Lawrence S. Leong	James D. Smith	John Yuan

ITEM 6. EXHIBITS

(A)	EXHIBITS:

Item No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed electronically herewith.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Furnished electronically herewith.

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.
Date: November 19, 2004	/s/ Toresa Lou
Toresa Lou,
Chief Executive Officer
Date: November 19, 2004	/s/ John Pan
John Pan,
Chief Financial Officer and Chairman