Form 10KSB
period 2004-12-31
GLOBAL EPOINT INC
filed 2005-04-15
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Common Stock, par value $.03 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for fiscal year ended December 31, 2004 were $21,076,000

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of

April 1, 2005, was $19,103,000

The number of shares outstanding of the registrant’s common stock as of April 1, 2005, was 12,452,855

Transitional Small Business Disclosure Format.  Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOBAL EPOINT, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2004

Global ePoint, Sequent, McDigit, and Best Logic are trademarks or registered trademarks of Global ePoint, Inc. or its subsidiaries. All other brands and names listed are trademarks of their respective companies.

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

Global ePoint, Inc. and its subsidiaries is a provider of digital video surveillance products, IT network and computing solutions. Our business is operated from three divisions: our digital technology division, aviation division and our contract manufacturing division. Our digital technology division designs and markets digital video, audio and data transmission and recording products, primarily for surveillance systems in the commercial, industrial, governmental, and homeland security sectors. Our aviation division designs, manufactures, certifies, and installs electronic, surveillance, and cabin modification systems in the commercial aviation marketplace. Our contract manufacturing division manufactures customized security applications primarily for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems.

In August 2003 (the “Merger Date”), we completed a merger (the “Merger”) with McDigit, Inc. (“McDigit”) pursuant to the terms of a Reorganization and Stock Purchase Agreement (the “Reorganization Agreement”). Upon completion of the Merger and pursuant to the Reorganization Agreement, we acquired all of the issued and outstanding equity securities of McDigit in exchange for 5,383,472 shares of our common stock (“Common Stock”) and the issuance of options to purchase 1,511,015 shares of Common Stock with varying exercise prices equal to the exercise prices of the equivalent number of options and warrants outstanding on the date of the Merger. Consequently, as of the closing of the Merger, the previous stockholders of McDigit held approximately 50% of the Common Stock, Auspex LLC, an entity controlled by Toresa Lou, now our CEO and a director, held approximately 50% of our outstanding options and warrants, and McDigit became a wholly owned subsidiary. Additionally, a broker with respect to the transaction received 537,273 shares of Common Stock, or approximately 5% of our common equity. McDigit stockholders may receive additional shares of Common Stock based on the performance of the existing businesses in 2004 and 2005, as specified in the Reorganization Agreement, with the aggregate of such shares not to exceed 80% of the total of the then outstanding Common Stock (subject to an additional 5% issuance if the pretax income in 2004 or 2005 from the existing businesses exceeds $110 million), including options warrants or similar instruments that may be issued to the equity holders of McDigit pursuant to the Reorganization Agreement. See “The Merger.” No additional common shares were issued to the McDigit stockholders in 2004.

As a result of the Merger, McDigit’s businesses have now become our primary businesses, including an established business with an established customer base in contract manufacturing and an emerging technology business in the digital video technology industry.

In April 2004, we initiated our aviation division through the acquisition of certain assets from Insolvency Services Group, Inc. (“ISG”), which had acquired those assets from Greenick, Inc. d/b/a AirWorks, Inc. (“AirWorks”) pursuant to a general assignment. This assignment by AirWorks to ISG was part of an assignment for the benefit of creditors of AirWorks. Pursuant to the assignment from ISG, we acquired AirWorks’ flight support business including aircraft electronic and communications assets and operations, including intellectual property, and contracts and purchase orders from major airlines and aircraft manufacturers.

Additionally, in April 2004 we executed an Asset Purchase Agreement with Next Venture, Inc. d/b/a Sierra Group, a California corporation (“Next Venture”). Pursuant to that agreement we purchased substantially all of the assets used in Next Venture’s Perpetual digital division (“Perpetual”), including intellectual property and ongoing supply agreements. Perpetual is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance. The acquisition expands our digital technology division product line and provides for entry into the commercial and industrial market for digital surveillance systems.

We intend to continue to build our digital video surveillance product offerings through our research and development initiatives, strategic acquisitions and other development activities to provide complete turn key digital solutions for the commercial, industrial, governmental, and homeland security market sectors.

We are a Nevada corporation organized in March 1990. Our executive offices are located at 339 S. Cheryl Lane, City of Industry, CA 91789;, telephone (909) 869-1688.

DIGITAL TECHNOLOGY

Our digital technology division is in the initial stages of designing, marketing and selling digital video products, primarily for commercial and industrial, homeland security, and law enforcement surveillance systems. Our initial product was the Sequent product line which focused on developing the technology and positioning the marketing initiatives to provide a mobile digital video surveillance system for law enforcement agencies. The strategy was to develop an advanced in-vehicle digital video recording system, capable of wireless transmission, that could be installed in police cruisers, and to develop an intelligent information management system (the “Raidius IMS”) that could be used to find records in order to reduce the time and effort otherwise required to access and use archived data. In that connection, Sequent created the Ranger 350i, a proprietary wide-area digital video transmitter coupled with a digital video recorder and multi-purpose computing system. The video recordings of the Ranger 350i can be VHS-quality and transmitted using a variety of different existing wireless networks to deliver compressed video. In addition, Sequent teamed with EDO Technical Services Operations (“EDO”), a division of EDO Corporation, to develop the Raidius IMS.

Upon completion of the initial installations with the EDO Radius IMS, to provide a more effective cost solution we determined it was necessary to develop our own information management system to replace the EDO Radius IMS. The development of our information management system required several months. In the fourth quarter of 2004, we installed our complete Sequent solution with two police departments in Southern California. We have received positive feedback from these beta sites and look forward to moving ahead with our updated solution.

We continue to focus on the development of our Sequent products and technologies and marketing to the law enforcement market although it has not, to date, produced significant revenues. During the fourth quarter of 2003, we determined that law enforcement agencies required a greater amount of sales lead time than we had originally anticipated therefore we restructured the division in January 2004 and eliminated a number of non-essential personnel and expenses. As part of this restructuring, we made Sequent a product line of the overall digital technology division with its focus primarily on the law enforcement market. Although, the law enforcement market remains a target market, we have expanded our resources to the commercial and industrial and homeland security market for digital video technologies.

As a result of our new business and growth strategy, we added a new business unit with the purpose of providing new technology and augmenting Sequent’s existing technology. The new business unit includes a strategic team of specialty engineers chosen for their skills and experience relating to our plans. The members of this team bring combined expertise in audio/video compression for MPEG4 and H.263+, MP3, VoIP, SOC design, CMOS imaging, embedded systems, camera device drivers, digital set-top box development, GSM/GPRS cellular, and other digital technology development and applications. In the future, we intend to enter new markets and develop new compression technology for next-generation digital video and Internet protocol (IP) applications for commercial, consumer, and other security and surveillance needs.

In addition to our research and development efforts, we acquired a privately held digital video recorder supplier, Perpetual Digital, in April 2004, to expand our product line and to access a larger market sector, the commercial and industrial markets in the electronic security industry. Perpetual had been and still is an original equipment manufacturer of industrial digital video recorders for a leading whole security distributor in North America. Upon acquisition we initiated the development of our own line of digital video recorders (DVR) to be branded as Perpetual Digital. The initial release of the Perpetual Digital product line was completed in the fourth quarter of 2004 and featured PC based and embedded DVRs and digital surveillance cameras. Our plans are to expand our current line of products through our internal product development, acquisition, and strategic partnerships to become a complete solution provider for the commercial, industrial and homeland security market.

We believe, as a result of our increased product line and expansion into the commercial and industrial digital security markets, that we are well positioned to take advantage of a growing electronic security market.

Operating Data

The following financial data relates to the digital technology division results of operations and assets as of and for the most recent years ended December 31, 2004 and 2003 (in thousands):

	Year ended December 31
	2004	2003
Net sales	$1,278	$88
Cost of sales	943	44

Gross profit	335	44
Operating expenses	2,834	2,201

Operating loss	(2,499)	(2,157)
Other expense	(37)	(28)

Net loss	$(2,536)	$(2,185)

Total Assets	$3,957	$1,696

Digital Video Surveillance Market

The digital video surveillance market consists primarily of digital video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities, law enforcement vehicles, retail establishments, schools, financial institutions, corporate buildings, casino gaming, restaurants, healthcare, and hospitality sites. Government agencies, private organizations, corporations and individuals are increasingly recognizing the need for digital video surveillance of their facilities and operations to ensure the proper level of security. Law enforcement agencies especially have become increasingly aware of the need for digital video surveillance in daily law enforcement activities. In addition, there is heightened public awareness to the security needs of public facilities, including airports and government buildings, as well as other organizations and institutions.

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

The need for digital video surveillance has been influenced by the demand to reduce revenue loss due to theft or insurance claims. In the retail market, for instance, digital video surveillance allows business, from the small retail stores to large chain stores, the ability to identify shop lifters, armed robbers, and even people who pass fraudulent checks. These systems allow the retail business to become pro-active in their fight against crime and fraud, thus strengthen their loss prevention program.

Digital Technology Strategy

Our goal is to become a major provider of secured network digital video technology in commercial and industrial, law enforcement, homeland security, and military applications. We have implemented several initiatives designed to achieve that goal.

In 2004 we established the Perpetual Digital line of digital video surveillance security products that target the commercial and industrial market sector. These products are marketed to security dealers, installers, and integrators and sold through the wholesale security distribution channel. The digital technology division will establish a network of wholesale security distribution and co-market our digital video surveillance systems with the distributor to the dealer, installer, and integrator; who in turn will provide our products to the end user. We will develop a strategic dealer program that will provide additional incentives to purchase Perpetual Digital products from our distributors.

In January 2004, we added a new research and development team that bring combined expertise in audio/video compression and other digital technology development and applications. As we review market opportunities, we will continue to review further enhancements to our in-house expertise and will consider other methodologies to providing such enhancement, including outsourcing certain research and development efforts and some of our development to Asia and other areas of the world if deemed more efficient and cost effective.

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

We will also evaluate in-house development efforts that may be required from opportunities that arise from the normal course of conducting our business. For instance, we are currently evaluating the development of an Internet protocol (IP) camera for special weapons and tactics team (SWAT) surveillance operations in real-time video and audio streaming. We have sent a prototype of the system to SWAT for their testing and evaluation.

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

Our ability to network video surveillance systems and provide secure access to that network and its archived files via existing internet, cellular and computer interface dramatically advances the potential use of video for several different applications, including law enforcement, homeland security, inventory, defense, commercial, airport and airline security, public safety, and access security. Our wireless products are designed to be able to be readily installed as a standalone system or integrated into new or existing video surveillance systems. The following are the base products that are currently being offered by the Perpetual Digital product line:

Digital Video Recorders (DVR)—The Professional DVR series is a Windows based XP Embedded based PC based DVR that delivers a full array of product capabilities and cutting edge software technology. There are four product categories in the DVR series 4, 8, 16, and 32 channels. These DVR systems feature quality images with up to 32 video inputs with independently configurable frame rate settings, and the flexibility to configure to your surveillance requirements. Each DVR solution includes a host of market leading software features that provide the latest surveillance configuration capabilities. The Perpetual PE DVR Series is an embedded DVR that is a cost effective video surveillance solution that is easy to use and maintain. The 120 frames per second version is ideal for live monitoring with real moving picture quality. A key feature is the field switcher mode allows you to record images from four cameras at 720 x480 resolution in rotation at a recording speed of 60 fields per second. This DVR series was launched in the fourth quarter of 2004 in our initial product release phase.

Surveillance Cameras—As an extension of our Perpetual Digital product line, we offer a complete line of digital video surveillance cameras. The camera product line consists of high and standard resolution CCTV cameras in several different form factors, including: Box Cameras, Dome Cameras, and Vandal Dome cameras.

The following are the base products that are currently being offered by the Sequent product line:

Ranger 350i—A wide-area digital wireless video transmitter that’s also a digital video recorder as well as a powerful multi-purpose computing system. It is designed to be the smallest, lightest, and most robust system of its kind in the world. The product delivers digital television quality video, audio and data files using a number of existing satellite, wireless, or wired networks.

Sequent IMS (Information Management System)—Stored video files are accessed via the Sequent IMS. Users can instantly search and retrieve event files from thousands of hours of stored video. Unlike linear tape systems, there are no cassettes to handle or store. And when a file is retrieved, the Sequent IMS can instantly detect any alteration or deletion with its authentication system. Sequent IMS also provides secure automated wireless upload of video files from vehicle mounted or remote Rangers onto the storage media with automatic entry to the control database and with no user or administrative intervention. The technology allows recorded video and audio data to be uploaded in minutes.

New Products—Our research and development team is working on a number of new products. The target market for our new products will include homeland security, military, industrial, airlines, and general commercial applications. We are planning to launch the next phase of our Perpetual Digital products in early 2005 that will include additional embedded DVRs, network DVR applications, LCD Monitors, Wide Dynamic Cameras, and motorized Pan/Tilt/Zoom (PTZ) cameras and accessories. This next product release for Perpetual Digital will provide a full line of digital video surveillance systems to expand our market opportunities.

Marketing and Sales

In the third quarter of 2004 we successfully recruited experienced a security industry leader, Joe Cappelletti, as Executive Vice President to lead our sales and marketing efforts for the digital technology division. Mr. Cappelletti has over 25 years of experience in the security industry and previously served as President of Ademco Distribution, Inc. (known as ADI), a division of Honeywell. In the fourth quarter of 2004 we started to build our outside sales force and have employed four seasoned sales professionals deployed regionally around the United States to support our efforts to establish a network of security distributors. We are targeting the wholesale security distribution channel to promote and sell our products. Through the first quarter of 2005 we have successfully signed fifteen distributors with access to over 100 locations around North America. Additionally, in 2005 we hired a manufacturers representative for South America. We anticipate that we will use a variety of marketing programs to build brand awareness, as well as to attract potential customers. These programs have included and will continue to include market research, product and strategy updates with industry analysts, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences, seminars, and a public relations program that includes demonstrations of our products. We are also continuing to recruit personnel with the necessary skill sets to improve our product line and to further develop solutions for different vertical markets.

Going forward, we intend to enhance our sales and marketing programs through strategic alliances, acquisitions, and national distributor relationships.

Competition

The digital technology division faces strong competition in the markets for its products. We expect competition to persist and intensify in the digital video surveillance market, primarily due to increased demand for homeland defense and digital security solutions. Our primary competitors are suppliers of security and recording systems and software, and indirect competitors that supply certain components to systems integrators. The digital technology division operates primarily in two areas (1) the existing technology that is widely used in commercial and industrial security, law enforcement, military, public safety and homeland defense which is based around VHS video camera’s and recorders (“Legacy Systems”) and (2) various advanced technology systems that utilize combinations of the latest digital recording and data management technologies available today (“Advanced Systems”).

In the digital video surveillance market the competitive landscape for the Perpetual Digital product line is very strong, the marketplace is highly fragmented with over one hundred manufacturers including companies such as GE Security, Pelco, Panasonic, GVI Samsung, Honeywell, and Dedicated Micros. We strongly believe that we are competitively positioned to penetrate this market for the following reasons: (1) we offer both PC Based and Embedded DVR systems with compatible surveillance cameras, (2) our PC Based systems provide pentaplex functionality and deliver a feature rich software application that delivers advanced search capabilities, alarm settings, and remote access, (3) more cost effective for the market based on our manufacturing capabilities and product pricing strategy.

Manufacturers of Legacy Systems competing with our Sequent product are numerous, as this market has fully matured. However, we expect to compete primarily against other Advanced Systems manufacturers for entire system upgrades. Manufacturers and suppliers of advanced systems include Loronix, Mobile Vision, Applied Concepts, Secure Eye, Kustom Signals and Coban. We believe our system is competitively positioned to any other advanced systems for the following reasons: (1) wireless data transfer is not available from most other manufacturers, (2) longer storage times, (3) most other systems only provide audio and video while our systems provide various integrated data in the same screen display output, (4) our systems utilize compressed data structures which greatly enhances wireless transfer, data storage, and required less hardware capacity and (5) lower total cost of ownership.

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

Manufacturing and Supply

The digital technology division will be provided with our Sequent and PC based digital video recording products from our contract manufacturing division. See “Manufacturing and Supply” under “Contract Manufacturing Division” herein. The manufacturing of our embedded DVRs and cameras is outsourced to overseas manufacturers.

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

Our development strategy involves rolling out initial releases of our products and adding features over time. We have incorporated and intend to continue to incorporate product feedback we receive from beta tests and customers into our product development process. While we expect that new products will continue to be developed internally, we may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties. We incurred general research and development costs in 2004 of approximately $1.0 million.

AVIATION

Our aviation division, known as Global Airworks, is an aviation service company specializing in commercial aircraft surveillance systems and interior modification, serving both domestic and international carriers as well as original equipment manufacturers suppliers. Our products and services primarily relate to airline surveillance and security systems, new or upgraded communication systems, in flight entertainment systems, and comfort and convenience systems. Our aviation division has been approved by the U.S. Federal Aviation Administration (FAA) as a Certified Repair Station and Certified Parts Manufacturer. Global Airworks is also certified by Civil Aviation Administration of China (CAAC) as an approved maintenance organization and a Joint Aviation Administration (JAA), the aviation regulatory authority of the European Union, approved repair station. The complete list of products and services offered by our aviation division include:

•	Cockpit Door Surveillance System (CDSS)

•	Electronic Flight Bag (EFB)

•	Wire and Cable Harness Assemblies

•	Lap Top Power Systems

•	Seat Actuation System

•	In-flight Entertainment Systems (IFE), Video and Audio

•	Bulkhead Aircraft IFE Monitor Signature Series

•	Potable Passenger Entertainment Appliance

•	Smoke Detection and Fire Suppression System

•	Passenger Seat Repair, Modification, Upgrade and Overhaul

•	Terrestrial and Satellite Passenger Phone Systems

•	Avionics Upgrades of Cockpits and Systems

•	Avionics Repairs, Modification, Upgrade and Overhaul

•	Data Transfer, i.e. SELCAL, ACARS, Satellite

•	VIP Entertainment Packages

•	Noise Reduction Modification Kits

•	Overhead Bin Systems

•	Interior Retrofits: Repair/Modification/Upgrade/Overhaul of Aircraft Interior Components

•	New/Refurbishment of Galleys, Sidewall Panels, Ceilings, Class Dividers, Lavatory Upgrade Kits

As an FAA Certified Repair Station, we can perform aircraft modifications away from our facility. This is important because aircraft modifications for the purpose of completing market driven interior changes are highly irregular due to the need for the aircraft to remain in service. We devised a system of overnight installation and perform these interior modifications during the planned layover time of the aircraft. Consequently, modifications can be achieved without taking the aircraft out of service. Because these modifications are primarily cabin or cockpit related, the need for expensive hangars, fuel burn and ferry cost were not required. Self-contained installation teams complete the modifications at the aircraft, wherever it is located, often at the gate or on the ramp, domestic or international.

Our aircraft modification expertise is segmented in four strategic areas: engineering, certification, manufacturing, and installation. We believe we are the only aircraft modification company prove a complete turn key solution from product engineering through installation. We have developed project plans which we believe allows us to quickly navigate through the regulatory certification process and part manufacturing approval requirements permitting us to deliver products to our customers more quickly and efficiently.

Our Cockpit Door Surveillance System (CDSS) is an example of our responsiveness to market opportunities. In the wake of 9/11, the airline industry and regulatory agencies around the world identified the need to secure the cockpit and flight deck area by installing intrusion proof cockpit doors. The regulatory agencies also recommended both pilot and co-pilot have the ability to determine and grant access to the cockpit and have the ability to observe suspicious behavior in the immediate area outside the cockpit. In December 2001 we introduced the first CDSS system to meet this recommendation. Since then, cockpit surveillance systems have been mandated in several European countries. Our system has been successfully installed and currently operates in more than 800 commercial aircraft in Europe and Asia. Despite the mandate in Germany and England for the CDSS, there are still a number of countries in Europe and Asia which have not mandated the system for their air carriers. As an example, we currently have a contract for $1.8 million from a major airline in Norway, the contract is pending local area regulatory mandate of cockpit surveillance systems. The Joint Aviation Authority (JAA) is reviewing a cockpit surveillance mandate for the entire European community which is expected to be released within the year. Additionally, the FAA has not mandated the system to all US commercial airlines. However, the Department of Homeland Security provides grants to a number of airlines to study the implementation of the system.

We are poised to take advantage of the market opportunities that will be presented by the expected release of mandates from both the FAA and JAA. We have obtained all FAA Supplemental Type Certificates (STC) for the installation of CDSS on all Boeing aircraft types and all Airbus aircraft (except the A380, their latest aircraft model). This means that any new orders will no longer require any engineering or certification work, but simply manufacturing and shipping. Additionally, our system can be customized to meet customer needs and requirements.

The aviation division was formed in April 2004. We moved our facilities in May 2004 to our current location in City of Industry California, requiring the new facility to be certified by the FAA. The FAA initiated an extensive review of our policies, procedures, manuals and facilities inspections. The approval of the facilities is required in order for us to deliver approved parts with Parts Manufacturing Authority (PMA) as stipulated under our STC. Our new facility did not become fully operational until final inspection and approval by the FAA occurred in August 2004. The reduction in production during the facilities approval process resulted in revenues of $2.8 million with gross margins of 42.9%. Operating expenses totaled $1.7 million or 60.1% of revenues. Significant operating expenses included salaries of $972,000 of which $200,000 pertain to a non-compete payment within the employment agreement of a key employee and $165,000 in rent expense for the year end 2004.

Commercial Products and Services

Our aviation division designs, manufactures, certifies and installs a variety of commercial aircraft electrical, electronic and passenger cabin modifications for the commercial aviation sector. The following are the base products currently being offered:

Cockpit Door Surveillance System (CDSS)—Our standard system is comprised of two touch sensitive 5, 6.4, 8.4 or 10 inch liquid crystal display (LCD) monitors mounted in front of the pilots or a single overhead mounted monitor. A system control unit provides camera and video inputs for up to 16 cameras for installation in the cabin and cargo holding area. A unique feature to the system allows the flight attendant to electronically communicate with the cockpit from the passenger cabin area sending signals as to cabin readiness for take off or landing or alerts for suspicious behavior or incidents of air rage. The controller displays alphanumeric messages to the screens of both pilots such as “Cabin Ready”, “Cabin Secure”, or “Alert”. Either pilot may acknowledge the message by depressing the message on the touch sensitive monitor. Our firmware allows us to customize the messages and uses for each customer providing a distinct competitive advantage. The system is designed with the capability to expand to provide audio transmission to the cockpit, video input to a digital video recorder and Electronic Flight Bag.

Electronic Flight Bag—Electronic Flight Bag creates a paperless cockpit. It is a means by which standard paper manuals, flight information, navigational charts, approach charts, departure procedures, airport charts, arrival procedures, airspace charts, flight manuals, emergency manuals, checklist for departure and arrival, weight and balance performance charts are digitally recorded and archived within a hard drive server platform. The system computes performance and route navigation, reduces take off preparation time, and decreases taxi time to the gate all of which reduce fuel consumption which is one of the highest expenses for the airline industry. Manuals and policies and procedures are constantly revised and updated. There are three types of electronic flight bag; Class I is a portable computer system used for aircraft operations. Class II is a portable computer system which can be attached to a mounting device and connected to the aircraft during normal operations. Class III is fully installed in the aircraft with user modifiable software and may host a variety of applications. The level of Class determines the level of applications and data that may be utilized.

In Flight Entertainment—In the fourth quarter of 2004, we introduced a new product line containing two segments. We introduced an Liquid Crystal Display (LCD) monitor swap program as well as a complete entertainment system. The LCD swap program replaces old CRT projection units with 15, 30 or 42 inch LCD monitors. Most wide body aircraft incorporate older CRT and projector style video displays of in flight entertainment. Replacing the old CRTs with LCD monitors provides a significant reduction in weight and power consumption resulting in significant savings to the airlines.

We have also introduced a media server with 240GB of hard drive for the operator who wishes to remove the entire obsolete entertainment system. The media server provides for up to 58 long play movies, over 1,500 hours of audio content in fourteen different languages. Cost savings are achieved not only due to weight and power consumption but also the labor to service, maintain, and revise content is decreased as the system requires only six minutes changing the content.

Cabling and Wire Harness—We have completed over 8,000 aircraft modifications in the design, manufacturing, and certification of electrical applications for cable and wire harnesses. We provide lap top power applications to the passenger seats for commercial airlines. Our cable and harnesses are also used by in flight entertainment providers as well as various electronic systems provided by original equipment manufacturers.

Installation Services—Our installation services provide a more efficient install by having our installation team travel to the aircraft instead of the aircraft coming to us. A primary value added feature to the airline is the ability to return commercial aircraft into service in a more efficient manner as ground time for commercial aircraft reduces the airlines’ ability to generate revenues. Completing installations overnight at their in service location, reduces the out of service time for the aircraft increasing the revenue for the airline. Not only do we install our own products but we also install original equipment manufacturers service bulletin modifications and product improvements and upgrades. We are positioned to capitalize on the airlines continued movement to outsource their modification requirements.

The Market

Our primary customers consist of the domestic and international air carriers as well as original equipment manufacturers. The world airline fleet comprises approximately 29,000 aircraft. Of the total world fleet, there are approximately 13,000 commercial jets, of which 6,000 operate with United States carriers, and 16,000 commercial turboprops. Additionally, our electronic flight bag can be marketed in the private plane marketplace which comprises hundreds of thousands planes worldwide.

Aviation Division Strategy

Our strategy is to develop bundled products and services which meet the needs of commercial airlines due to mandated security and maintenance regulations as well as products that improve aircraft operational efficiency.

We continue to develop value added applications to our CDSS system such as digital video recording and cargo handling surveillance. The addition of digital video recording allows real-time viewing as well as remote viewing and recording of any surveillance events. Under development is a new application for the DVR that will add automatic camera coverage and video documentation to the loading and unloading of aircraft cargo by outside contract handlers and suppliers. Historically, the loading and unloading of aircraft has resulted in damage to aircraft. The damage is typically difficult to document resulting in disputes between the airlines and contract handlers and suppliers. The new DVR upgrade will automatically activate both cameras and digital video recorders when cargo doors open. The data is archived aboard the aircraft and provides immediate reference to how damage occurred and who is responsible.

We have completed our prototype for a Class III Electronic Flight Bag (EFB) system and are in the process of FAA approval. An Asian airline and a Middle East airline have agreed to beta test our new EFB product for possible deployment in their fleet. We believe that the EFB will become the future data, management, maintenance, entertainment, flight safety and flight operation communication vehicle for all commercial airlines in the world. We are the only aviation company with a fully functional prototype Class III system.

We are launching our new In-flight Entertainment signature series monitors which comes in 15.4”, 30” and 42” flat screen LCD monitors that replaces the old CRT tubes.

We intend to expand our customer base by modifying our CDSS system to expand into other commercial means of transportation such as shipping, bus, and railroad. Though we can not provide assurance as to the likelihood of success, we believe we are well positioned to move forward based on our experience in the commercial aviation sector.

Marketing and Sales

In the fourth quarter of 2004, we began the expansion of our sales and marketing efforts. At that time, we added five marketing representatives to increase worldwide recognition of our products and services. The marketing representatives are located in Europe, Asia, and Russia. We plan to add marketing representatives in the United States in 2005 dedicated to the cable assemblies, wire harnesses, and avionic tray assemblies required by the original equipment manufacturers. We believe cable assemblies and wire harnesses can provide a solid recurring revenue stream for our division. Although our primary business has been the retrofit of in service aircraft, we are planning to develop our product offerings with Boeing and Airbus as options for newly delivered aircraft.

Competition

We operate within a niche market in the aviation industry which is normally conducted by large original equipment manufacturers. The significant regulatory and compliance requirements and downturn in the aviation industry after 9/11 has significantly reduced the competitors in the airline modification sector. Our primary competitors include B.F. Goodrich and AD Aerospace. Our competitive advantages include the following: 1) Our ability to provide a complete turn key solution offers a more effective means of management and performance for airlines modification projects. 2) We are an FAA Parts Manufacturing Approved Facility which allow us to manufacture or fabricate installation kits (covered by the FAA Supplemental Type Certificate for the specific modification) permitting us to deliver products and services to our customers more quickly and efficiently. 3) The flexibility and expandability of our product lines and investment in certifications specifically for CDSS and EFB provide a distinct advantage over our competition allowing for quicker response to take advantage of market opportunities. 4) We maintain lower overhead than the traditional original equipment manufacturer allowing us to be the low cost provider of our products and services.

Manufacturing and Supply

We utilize both internal and external manufacturing capability. By way of the Supplemental Type Certificate and our FAA Part Manufacturing Facility we are authorized under the authority of the FAA to perform 100% of our own manufacturing. However in consideration of scale, we concentrate on manufacturing services with high volume consideration and subcontract work where costs, delivery time and economy of scale is prudent. Under consideration of FAA rules, we must certify each and every supplier and perform an annual audit of their facilities as we continue to hold regulatory compliance even in cases where work is subcontracted.

We utilize multiple suppliers with the raw material base and commit all manufacturing services to a bid cycle among qualified candidates. We include a complete detailed statement of work for each job subcontracted along with quality control supplier audits to ensure compliance with applicable rules and regulations. Additionally, in accordance with FAA guidelines, we must inspect each and every item that is manufactured under our STCs to ensure complete compliance with our PMA authority.

CONTRACT MANUFACTURING

Our contract manufacturing division manufactures customized computing and digital recording systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. The substantial majority of the division’s business has been operating since the beginning of 2001 under the name of Best Logic. Best Logic is an ISO 9001:2000 and 9002 certified company.

In addition to the quality of the products produced by our contract manufacturing division, we believe our major competitive advantages over other contract manufacturers include our ability to globally source components to obtain favorable pricing based on our direct and indirect relationships with key suppliers, and our just-in-time manufacturing and scaleable production capabilities.

During 2004, the ability to globally source in an effective manner and obtain competitively-favorable pricing was secured in several instances through transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and majority stockholder, John Pan (“Related Parties”). Global sourcing is critical when pricing discrepancies on components or subsystems occur between international markets, or when products are no longer available in North America, but are still available internationally. If such arrangements had not been available to us in 2004, we believe our gross margins would have been negatively impacted. See “Certain Relationships and Related Transactions.”

With respect to the industrial and business markets, we currently provide industrial computers to those companies that use customized solutions based on industrial computer architectures to integrate with their industrial equipment and application software for a turnkey solution of their industrial applications. The major industrial and business application associated with our industrial computers has been X-Ray scanning equipment for use in airports. We believe we now provide a majority of the industrial computers used in X-Ray scanning equipment currently being deployed in the United States. During 2004, in addition to our other sales from the division described herein, our contract manufacturing division produced approximately $8.0 million of sales of industrial computers to industrial customers, which then integrated such computers into their industrial and business applications that were in turn sold to their customers. Two customers each accounted for more than 10% and, in the aggregate, accounted for approximately 33% of the Company’s total net sales in 2004.

With respect to the consumer market, in 2004 we provided high-end consumer PCs directly to retail customers through our brand, Vicious PC, and we provide basic-level consumer PCs through purchase orders from Avatar Technologies, Inc. (“Avatar”), one of the Related Parties, which then distributed the PCs to its customers for retail sales. In 2004, Avatar, a consumer electronics products supplier, continued to secure contracts for consumer PCs with a large retail chain in Latin America and subcontracted the manufacturing of those consumer PCs to us. Based on these orders, our contract manufacturing division generated sales of approximately $7.2 million from Avatar for consumer PCs in 2004, all of which were ultimately delivered to retail stores of Avatar’s customers throughout Latin America. Avatar accounted for approximately 34% of the Company’s total net sales.

Contract Manufacturing Strategy

We plan to leverage our experience, our competitive advantages, our technology capabilities from our other division, our resources and our relationships in our effort to achieve the expansion. Although we cannot provide assurance as to the likelihood of our success, we believe we are well positioned to move forward with our strategy.

We plan to expand our marketing and sales efforts to sell industrial computers for not only X-Ray security equipment, but also for medical equipment and instrumentation, biotech equipment, video surveillance equipment, homeland security systems, ticketing automation, telecom/datacom equipment, machine automation and robotic control, environmental monitoring equipment, diagnostic-testing and measurement equipment, and gaming machines. In the industrial computer market, where there are more special requirements for products and testing, yet often with limited quantities, we believe our contract manufacturing division is more flexible and still more cost effective than its competitors. In the consumer PC market we plan to continue seeking new product and market opportunities.

Operating Data

The following financial data relates to the contract manufacturing division results of operations and assets as of and for the most recent years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Net sales	$17,008	$21,305
Cost of sales	13,995	17,146

Gross profit	3,013	4,159
Operating expenses	3,302	2,592

Operating income/(loss)	(289)	1,567
Other income/(expense)	(5)	4

Net income/(loss)	$(294)	$1,571

Total Assets	$8,895	$8,319

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

The computers that we build for our industrial and commercial customers are customized for the needs of the particular customer. Our main products include: computers for X-Ray scanning equipment; computers for digital video equipment; computers for bio medical equipment; and, computers for ticket automation equipment. The architecture of our industrial computers use a variety of different configurations. The two main variables in those configurations include the motherboard and the enclosures. The different types of motherboards include the ATX form-factor, the Micro ATX, Mini ITX, the single board computer EBX, and the PC/104-Plus, as well as small custom form-factor motherboards. The form-factor of the industrial computer can either be a separate device that attaches to a larger apparatus or instrument, where the industrial computer serves as a control unit, or user-interface system console, such as is the case of X-Ray scanning equipment, where the industrial computer sits inside the larger X-Ray device, and serves as its controller, and user interface console. Our different enclosures range from a regular desktop to mini tower, rack, wall, and panel mount, as well as customized enclosures to meet specific customer requirements.

Consumer Computers—High end (these consumer PCs target the personal computer gamer market and are marketed through our Vicious PC brand)

Lord Class:    The Lord Class is our top of the line Vicious PC, engineered for powerful performance and outstanding graphics has been recognized by several top-notch magazines, including PC Gamer, Computer Gaming World and Maximum PC. These machines are built to outperform most game tasks and include a customized case to enhance overall perception. These machines include the latest component upgrades, such as nVidia 6800 Ultra video cards, Serial ATA Raid drives, and 19” or 22” flat screen monitors. The Lord Class has four Products: (1) Paladin, with an Intel TM Pentium 4 Prescott processor and Hyper-Threading technology; (2) Commando, with an AMD Athlon 64FX processor and 64 bit processor capabilities and internal dual channel memory processing; (3) Commando SLI, same as commando, but equipped with revolutionary nVidia SLI Dual-Video Card Technology; and (4) Assassin, AMD Athlon TM 64 processor with PCI Express Video platform running dual Serial ATA hard drives.

Master Class:    The Master Class is our mid-level Vicious PC that targets the mainstream consumer PC gamers. The Master Class category includes the following products: (1) Extreme, with advance Intel TM Pentium 4 Extreme Edition Processor that operates at 3.46GHz; (2) Bushido, based on new Intel 925 PCI Express Video Platform and a enhanced Clear Case; (3) Phantom, AMD Athlon TM 64 processor with nVidia 6800 series AGP video cards which we believe is one of the best price for performance gaming PCs available; and (4) Ranger, another AMD Athlon TM 64 processor entry that utilizes a medium case w/security door which is the favorite with gaming cafes and some schools.

Warrior Class:    The Warrior Class is our basic level Vicious PC that targets novice consumer PC gamers. The Warrior Class has the following products: (1) Samurai, based on entry level Intel LGA 775 architecture and 80G Serial ATA hard drive; and (2) Shadow, with an AMD Athlon processor, 16X DVD with 52X CD rewritable drive and nVidia 6200 128MB video cards.

In 2004 we added four new laptop entries to our product line as the market moves from desktop to desktop replacements: (1) Katana, 15.0 SXVGA screen with AMD Mobile Athlon 64 processors and optional customized paint-jobs such as Camouflage, Ferrari Red and Orion Blue; (2) Ninja, also using an AMD Mobile Athlon 64 processors, but boasts a 15.4 wide-screen XVGA; (3) Ronin, our laptop which utilizes desktop Intel TM Pentium 4 Prescott processor and a 15.4 wide-screen XVGA; and (4) Shogun, the new Intel Centrino Notebook that is lightweight, WiFi Wireless ready with the best battery life.

Consumer Computers—Basic:Level

Our basic-level consumer PCs are built for general use at home and office. We do not brand these consumer PCs, but rather build them specifically for branding by the particular retailer when we obtain a purchase order.

Marketing and Sales

During 2004, in addition to our sales to Avatar, we sold our products through a combination of direct sales and agents and manufacturer representatives. We have one regional two sales managers and four inside sales personnel, and six manufacturer sales representative firms. We pursue potential sales leads identified internally or provided by our manufacturer representatives. We have used a variety of marketing programs to attract potential customers. These programs have included and will continue to include market research, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences and seminars. To support sales efforts, we have and will continue to produce promotional materials that include brochures, video presentations, data sheets and other technical descriptions.

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

In order to obtain a competitive advantage in the market place, we continually manage component pricing and operational costs and strive to provide scaleable, just-in-time production capabilities. We believe that our contract manufacturing division achieves a competitive advantage by providing superior quality and capacity over smaller competitors while providing superior customized solutions and service over larger multi-national corporations. In the industrial computer market, where there are more special requirements for products and testing, yet often with limited quantities, management believes that the division is more flexible and still more cost effective than its competitors.

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

In addition, we utilize contract manufacturing equipment owned by one of the Related Parties under our facilities lease arrangement with such company. For the foreseeable future we will continue to be dependent on that equipment and the loss of use of that equipment would have a detrimental effect on our results of operations and business.

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

We also gain development benefits by using the knowledge already developed from the team of engineers and scientists employed with our digital technology division. Through the combination of both the contract manufacturing division and digital technology division’s efforts, we intend to maintain a high level of investment in development of new solutions and enhancements.

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

Earnout Provision

In addition to the 5,383,472 shares of Common Stock issued at time of closing (the “Global Shares”), the McDigit stockholders may receive additional shares of Common Stock based on the performance of the acquired companies and Global’s income from pre-acquisition businesses. The earnout formula is based on a number of factors, the basis of which, is “After-tax Income.” After-tax Income is defined as net income in accordance with GAAP. Also, the calculation of After-tax Income does not include earnings from other businesses where the sole consideration for the acquisition of such businesses is not from the Common Stock issued to the McDigit stockholders pursuant to the terms of the agreement. If the sole consideration is from the Common Stock issued to the McDigit stockholders pursuant to the terms of the agreement, then the After-tax Income shall be included. After-tax Income does not include charges against income that are in connection with the acquisition of the Acquired Companies, including, but not limited to, charges related to the issuance of stock options and/or warrants to the McDigit stockholders at time of closing, one-time charges related to merger costs and charges related to changes in accounting for pre-closing items that affect post-closing income (e.g. changes in valuation allowances of card dispensing equipment of Global or post-closing losses from sales of that equipment that were held prior to closing).

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

Based on the financial performance of Global for 2004, no additional shares under the earn out formulas were issuable to the McDigit stockholders for that period and, therefore, formula information for that period has not been included above.

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

A special one-time issuance of an additional 5% of the total of the Maximum Shares under the Modified Earnout Formula shall be permitted in any of the three years immediately following the acquisition, if the Acquired Companies achieve $110,000,000 in income before taxes during 2005.

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

The deferred payment is payable at the rate of $150,000 per month during the five-year period commencing with the first full month following the closing if certain benchmark gross profits were received by Interlott on contracts provided to it at time of the sale. The asset purchase agreement for the sale sets forth benchmark gross profit levels from revenue derived from a combination of contract extensions and new orders from previous lottery clients. These gross profit levels are cumulative from the beginning of the five-year period. We will receive the full $150,000 monthly payment only as long as Interlott’s cumulative gross profit from these contract extensions or new contracts equals or exceeds the cumulative benchmark gross profit level. If the cumulative gross profit is less than the benchmark cumulative gross profit, the $150,000 is subject to reduction in accordance with the formula. If, during the five-year period when the deferred payment is being made, Interlott’s gross profit from these sales subsequently reaches or exceeds the benchmark cumulative gross profit level, we will recover any previous reductions taken from the monthly payments. We cannot assure you that we will collect all or any significant portion of the $9 million deferred payment. To date we have only received approximately $29,000 in deferred payments received prior to the Merger. However, based on schedules provided to the Company from Interlott, we believe that deferred payments should have begun by the first quarter of 2003. We have requested an audit of the calculations and the specified actual gross profits earned by Interlott and anticipate such audit to be completed in 2005.

With respect to the earnout provision of the sale agreement, the earnout, if any, is payable in two stages during the five years following the closing date. In the first stage, for which the maximum earnout is $3 million, we receive 10% of Interlott’s gross revenue from new sales and leases of specified proprietary products provided to Interlott as part of the sale. The second stage begins if we have received $3 million from Interlott’s gross revenue from these products. If the second stage is reached, we are entitled to receive 10% of Interlott’s gross revenue only from new sales and leases of other specified products during the remainder of the five-year period. If Interlott generates revenue from these products and the revenue is used in the calculation of the deferred payment, which is described in the previous paragraph, we are not entitled to a payment under the earnout from that revenue. No amounts under this provision have been paid to us through December 31, 2004.

Pursuant to the asset purchase agreement, we also transferred to Interlott our patents and technology relating to our on-line technology. At the closing, we entered into an on-line technology agreement, pursuant to which Interlott is to pay us a royalty based on Interlott’s gross profit, if any, generated from the sale or lease of products that utilize the on-line technology. The percentage royalty payable by Interlott ranges from 2.0% to 7.0% depending on Interlott’s gross margins from those products. The online technology agreement is subject to other terms and conditions as stated in the sale agreement. There were no royalty fees paid to the Company during the year ended December 31, 2004.

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

The card dispensing equipment and related parts inventory were valued at the date of the Merger based on its minimum net recoverable value, estimated by management to be approximately $1 million. Since the Merger we have reserved an additional $100,000 to adjust the net realizable value on the equipment and parts inventory to approximately $900,000. We did not pursue the sale of the DCR products in 2003 or 2004. We continue to develop and evaluate plans for either the redeployment or sale of the DCRs in 2005. If we redeploy the DCRs, we may commence operations that involve the sale of prepaid phone cards. We currently have an inactive subsidiary, Global Telephony, to potentially support phone card operations. However, if we do, we anticipate such operations would represent a small part of our anticipated future businesses.

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

EMPLOYEES

As of March 1, 2005 the Company and its subsidiaries employed 109 employees, all of which are full-time. There are 6 executives, 33 management and administrative positions, 42 manufacturing employees, 21 sales and marketing staff members, and 7 software and hardware engineers. We have also entered into various consulting and service contracts with industry specific experts to provide the Company with the necessary technical skills and knowledge that are necessary to meet the goals of our business plan.

ITEM 1A.    CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,”

“projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business.    In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our chief financial officer, chairman, and largest stockholder. During 2003 and 2004 we purchased approximately $12.6 and $5.7 million, respectively, worth of products from these related parties. This represents 65% and 34.5% of our overall cost of goods for the years ended December 31, 2003 and 2004, respectively. In addition, during 2003 and 2004, we sold approximately $11.8 and $7.8 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 55% and 37% of our overall sales for the years ended December 31, 2003 and 2004, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties.    For the years ended December 31, 2003 and 2004, three customers accounted for 83% and 67%, respectively, of our sales. One of these customers in 2004 was a related party. During the fiscal years 2003 and 2004, two and three vendors, respectively, accounted for 65% and 55%, respectively, of our purchases. Two of these vendors were related parties. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

We are an emerging growth company with limited operating history.    Following our acquisition of McDigit, Inc. in August 2003, and having essentially ceased operations of our prior businesses, we recommenced operations as a new business engaged in designing and selling industrial, business and consumer computers and computing solutions; and digital video, audio and data transmission and recording products. In 2004, we acquired substantial operating assets included in our digital technology division and aviation division. As a result, we have a limited history operating our current businesses and forecasting our sales. The future success of our business will depend on our ability to successfully operate our recently acquired businesses, all of which are in highly competitive markets. Moreover, our digital technology division operates in a new and emerging market. As a new company, it will be necessary for us to implement additional operational, financial and other controls and procedures in order to be successful.

We will require additional funding in the future to continue to operate our business.    We completed the private placement sale of our Series A Preferred Stock in August 2004 for the gross proceeds of $5.5 million. In December 2004, we raised an additional $2.5 million in gross proceeds in a private placement of units consisting of shares of our common stock, warrants and additional investment rights. While the proceeds from those private placements satisfy our short-term working capital needs, we will need to raise additional funds to finance our activities within the next 12 months. As of December 31, 2004, we had net working capital totaling $2.1 million including cash of $937,000. We believe that we will need an additional $3 million of capital, in addition to our existing cash and cash equivalents together with cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for at the next 12 months. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

Our digital technology business is new and based on emerging technologies. Market demand for digital technologies is uncertain.    We have a limited history of marketing and selling our digital video products. We continue to assess internal and external feedback relating to these products but cannot guarantee that we will be able to successfully sell products based on those technologies. We initially focused on law enforcement and the military as potential markets for our digital video products and recently began to focus on other potential market segments, including industrial, commercial and homeland security. Demand for our digital video, audio and data transmission and recording products is uncertain as, among other reasons, our customers and potential customers may:

•	not accept our emerging technologies or shift to other technologies;

•	experience technical difficulty in installing or utilizing our products; or

•	use alternative solutions to achieve their business objectives.

In addition, the lengthy and variable sales cycle for products sold by our digital technology division makes it difficult to predict sales and may result in fluctuations in quarterly operating results. Because customers often require a significant amount of time to evaluate products sold by our digital technology division before purchasing, the sales cycle associated with these products can be lengthy (exceeding one year in some cases). The sales cycles for these products also varies from customer to customer and are subject to a number of significant risks over which we have little or no control.

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

Our intellectual property rights may not be adequate to protect our business.    We currently do not hold any patents for our products. To date, we have filed one patent application relating to certain elements of the technology underlying our digital video surveillance products. Although we expect to continue filing, where applicable, patent applications related to our technology, no assurances can be given that any patent will be issued on our patent application or any other application that we may file in the future or that, if such patents are issued, they will be sufficiently broad to adequately protect our technology. In addition, we cannot assure you that any patents that may be issued to us will not be challenged, invalidated, or circumvented.

Even if we are issued patents, they may not stop a competitor from illegally using our patented applications and materials. In such event, we would incur substantial costs and expenses, including lost time of management in addressing and litigating, if necessary, such matters. Additionally, we rely upon a combination of copyright, trademark and trade secret laws, license agreements and nondisclosure agreements with third parties and employees having access to confidential information or receiving unpatented proprietary know-how, trade secrets and technology to protect our proprietary rights and technology. These laws and agreements provide only limited protection. We can give no assurance that these measures will adequately protect us from misappropriation of proprietary information.

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

Our business strategy includes acquiring certain businesses and entering into joint ventures and strategic alliances. Failure to successfully integrate such businesses, joint ventures, or strategic alliances into our operations could adversely affect our business.    In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc. and AirWorks,

Inc. in April 2004. We also may make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to effectively integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

We may be obligated to issue more shares of common stock as a result of our recent acquisitions, and your ownership interest in Global ePoint may be diluted as a result.    Pursuant to the reorganization and stock purchase agreement related to the acquisition of McDigit, we may be obligated to issue additional shares of our common stock to Mr. John Pan based on the achievement by us of specific financial milestones in 2004 and 2005 and on the occurrence of other specific conditions. Accordingly, the final number of shares of our common stock that may be issued pursuant to this agreement may not be known until sometime in 2006; provided, that we know that the aggregate number of shares of common stock that may be issued pursuant to the agreement will not exceed 85% of the then issued and outstanding shares of our common stock. In addition, we may be required to assume more debt or issue common stock to support our recent purchases of assets from Next Venture and AirWorks’ assignee. We will be required to issue common stock in consideration for the assets purchased from Next Venture if certain performance goals are attained. Furthermore, we have borrowed money to support the purchase of AirWorks’ assets and we may be required to borrow additional funds and/or issue stock to cover additional payments required by the asset purchase agreement with AirWorks. If additional common stock is issued, current stockholders’ ownership percentage and earnings per share would become diluted.

ITEM 2.    DESCRIPTION OF PROPERTIES

We lease approximately 17,000 square feet in the City of Industry, California under a lease agreement expiring in three years from a Related Party. Most of our corporate, administration and manufacturing for our contract manufacturing division is conducted in that facility, which is substantially used to its capacity. As part of our facilities lease with and payments to the Related Party, we rent manufacturing and assembly equipment from this Related Party for our contract manufacturing division. Rental expense, including the equipment related expenses, was $23,000 per month plus utilities in 2004.

In June 2004 we leased approximately 24,000 square feet in the City of Industry, California under a lease agreement from a Related Party. This space is used for corporate, administration and manufacturing conducted by our aviation division. The monthly rental expense for this space is $16,000 under a lease expiring May 2007. In September 2004, the Company leased office space for our research and development department monthly rent expense for this space is $3,000 under a lease expiring in May 31, 2007.

In December 2003 we also began leasing from the same Related Party 24,000 square feet of additional warehouse and office space in the City of Industry to accommodate growth in our contract manufacturing business. The monthly rental expense for this additional office space was $16,000 under a lease expiring in December 2006. Beginning September 1, 2004 this space was subleased to a Related Party under the same terms and conditions.

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

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2004, Global ePoint and its subsidiaries were not involved in any material litigation or regulatory proceedings. Management is not aware of any material threatened or pending litigation that might exist.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Our Annual Meeting of Stockholders was held on December 28, 2004. The following individuals were elected at the Annual Meeting to serve as directors of Global ePoint for terms expiring at our next Annual Meeting of Stockholders or until their successors are elected and qualified. Shares voted in favor of these directors and shares withheld were as follows:

Name	Shares voted FOR	Shares Withheld	Shares Abstaining	Broker Non-Votes
Toresa Lou	6,164,160	140,371	0	0
John Pan	6,164,160	140,371	0	0
Owen Lee Barnett	6,225,807	78,724	0	0
Richard J. Bartol	6,225,356	79,175	0	0
Dr. William W. Dolph, MD	6,153,139	151,392	0	0
Daryl F. Gates	6,227,197	77,334	0	0
Jongil Kim	6,153,139	151,392	0	0
Lawrence S. Leong	6,225,364	79,167	0	0
James D. Smith	6,225,310	79,221	0	0
Darrell L. Richardson	6,227,477	77,054	0	0
John K. Yuan	6,227,477	77,054	0	0

Shareholders adopted our 2004 Stock Incentive Plan, with shares voted as follows:

Shares voted FOR	6,105,332
Shares against	196,807
Shares abstaining	2,392
Broker Non-Votes	0

Shareholders adopted our 2004 Employee Stock Purchase Plan, with shares voted as follows:

Shares voted FOR	6,245,686
Shares against	56,628
Shares abstaining	2,217
Broker Non-Votes	0

Shareholders ratified the appointment of our Independent Registered Public Accounting Firm, with shares voted as follows:

Shares voted FOR	6,284,752
Shares against	17,732
Shares abstaining	2,047
Broker Non-Votes	0

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq SmallCap Market under the symbol GEPT.

The following table sets forth the high and low bid prices for our Common Stock, as reported on the Nasdaq SmallCap Market, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$5.45	$3.70	$2.14	$1.10
Second Quarter	8.02	3.67	2.26	1.46
Third Quarter	5.93	2.75	5.74	1.81
Fourth Quarter	5.71	2.31	6.85	4.42

The number of stockholders of record of our common stock, par value $.03 per share, as of April 6, 2005, was 630.

We have never paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

We had the following unregistered sales of securities during 2004. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 5, 2004, Global ePoint, Inc. completed the private placement sale of 55,000 shares of convertible preferred stock at a price of $100 per share and 330,000 common stock purchase warrants to three equity funds managed by Mercator Advisory Group, LLC, of Los Angeles, California.

Effective December 15, 2004, warrants to purchase 15,000 shares of Common Stock were issued to the Company’s outside public relations firm. The warrants have an exercise price of $6.50 per share and are exercisable over a three year period commencing on the date of issuance.

On December 22, 2004, we completed a private placement sale of our common shares, investment rights and warrants to six institutional investors. The investors included Iroquois Capital LP, Cranshire Capital, L.P., Omicron Master Trust, DKR Soundshore Oasis Holding Fund Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund, Ltd. Pursuant to the Securities Purchase Agreement, we issued to the investors 500,000 shares of our common stock at a price of $5.00 per share. We also granted to the investors warrants to purchase 125,000 common shares over a three year period at an exercise price of $ 6.91 per share. The investors also have the right to purchase an aggregate of 400,000 additional common shares (investment rights) at $5.00 per share during the 90 trading day period following the effectiveness of a selling shareholder registration statement that we are required to file with the SEC within thirty days following the closing for purposes of registering the resale of the investors’ common shares, including the common shares issuable upon exercise of the investment rights and warrants.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our operations currently consist of three divisions:

•	digital technology focusing on designing, developing, manufacturing, and distributing complete secure network digital video systems and total solutions for law enforcement, military, homeland security, commercial, industrial, and consumer markets;

•	contract manufacturing and sales of digital video recorders and personal computers for the governmental, industrial, business, and consumer sectors; and

•	aviation including aircraft electronics and communications.

In August 2003, we completed a “reverse” acquisition transaction with McDigit, Inc. and Best Logic, LLC in which the prior owner of McDigit and Best Logic received approximately 50.1% of the then outstanding shares of Global ePoint. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical presentations of Global ePoint’s consolidated financial statements include only those of McDigit and Best Logic prior to the merger date, and those of all of the companies combined after the merger date. No adjustments were made to McDigit’s and Best Logic’s historical carrying values at the time of merger.

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

Our business strategy includes developing a full line of high value security products deploying the latest technologies. We have spent significant resources with our research and development team developing a base platform for our securities product line. We anticipate launching the first phase of our new digital video recorder product line in mid 2005. Using this platform we plan to hire additional offshore specialty engineers to supplement our existing core research and development team to enable faster, cost effective product development focused on security application solutions. Our strategy is to use our research and development expertise to create new proprietary technologies for digital video applications, and also seek to create intellectual properties for contract manufacturing customers, thereby enabling us to engage in both original equipment manufacturing and original design manufacturing.

To implement planned technology advances and new product development, we continue to focus resources on new, proprietary digital compression technology, Internet protocol applications, and database management applications. We believe these elements are keys to developing the secure network digital video technology that is expected to drive the development of our next generation of digital video products. High-end software for intelligent management of data transmitted from secure digital video networks is also planned as a component of our total digital video technology solutions.

We believe our competitive advantages in parts and components pricing, quality control, just-in-time production capabilities, customer service, and scalable production processes will support a planned extension of the operations of our contract manufacturing division—primarily the manufacture of specialized, custom-designed computers for industrial and commercial use—to include designing and manufacturing a broad range of products and systems, including digital video technology products. We intend to leverage our current contract manufacturing facilities to generate production-cost efficiencies for our digital video technology division.

Our aviation division is an FAA certified service company providing surveillance and security systems to the commercial airline industry. The division focuses on providing bundled solutions for commercial airlines to meet FAA mandated maintenance and security regulations. The division also provides electronic flight bag, in-flight entertainment systems, smoke detection and fire suppression systems and wire and harness solutions for various electrical applications within an aircraft.

In summary, management believes that effectively integrating the company’s operations, reducing costs, introducing new products and technologies, and building broader sales and distribution capabilities, will be essential for increasing the company’s market share and achieving sales growth objectives.

RESULTS OF OPERATIONS—COMBINED

The following is a schedule showing the combined operations for our digital technology, aviation and contract manufacturing divisions, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-reverse-acquisition company, as well as general overall corporate expenses.

For the year ended December 31, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
(thousands of dollars, except share amounts)
Net Sales	$1,278	$2,790	$17,008	$—	$21,076
Cost of sales	943	1,592	13,995	—	16,530

Gross profit	335	1,198	3,013	—	4,546
Operating Expenses	2,834	1,685	3,302	1,842	9,663

Income (loss) from operations	(2,499)	(487)	(289)	(1,842)	(5,117)
Other income (expense)	(37)	—	(5)	146	104

Income/(Loss) from operations	$(2,536)	$(487)	$(294)	$(1,696)	$(5,013)

Total assets as of December 31, 2004	$3,957	$6,028	$8,895	$4,635	$23,515

For the year ended December 31, 2003

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$88	$—	$21,305	$—	$21,393
Cost of sales	44	—	17,146	1	17,191

Gross profit	44	—	4,159	(1)	4,202
Operating Expenses	2,201	—	2,592	89	4,882

Income (loss) from operations	(2,157)	—	1,567	(90)	(680)
Other income (expense)	(28)	—	4	281	257

Income/(Loss) from operations	$(2,185)	$—	$1,571	$191	$(423)

Total assets as of December 31, 2003	$1,696	$—	$8,319	$6,034	$16,049

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Year Ended December 31, 2004 Compared to December 31, 2003

Revenues for the year ended December 31, 2004 totaled $1.3 million compared to $88,000 for the year ended December 31, 2003. Gross profit for the year ended December 2004 was $335,000 compared to $44,000 for the year ended December 2003. The increase in revenues and gross margin is the result of the addition of the Perpetual product line to the digital technology division.

Product development costs increased to $1 million for the year ended December 31, 2004 from approximately $613,000 for the same period of 2003. The increase is the result of the division’s investment in additional personnel for research and development and expenses related to new product development. We have allocated significant resources to research and development. We expect to introduce our new digital video recorder product line in the second quarter of 2005.

Selling expenses increased $26,000 for the year ended December 31, 2004 to $942,000 from $916,000 for the same period of the prior year. The increase is due to $150,000 consulting fees paid to former Los Angeles Chief of Police Daryl Gates in 2004. Mr. Gates was engaged in the fourth quarter of 2003 to provide technical and marketing support for our mobile digital video surveillance products. Trade show expenses for our new Perpetual digital product line totaled $39,000 for the year ended December 2004. These increases were offset by a net reduction in sales personnel expenses of $169,000 in 2004. In 2004 the elimination of non-essential sales personnel resulted in a reduction of $404,000 which was offset by an increase of $235,000 for additional sales personnel to support our new Perpetual product line.

General and administrative expenses totaled $842,000 for the year ended December 31, 2004 compared to $656,000 for the year ended December 31, 2003. This increase was due to $239,000 for personnel, rent and other expenses associated with the addition of the Perpetual business line and $117,000 of rent, utilities, and insurance expenses allocated to the division in 2004, these expenses were not allocated to the division in 2003. The increases were offset by a reclassification of $268,000 of legal, accounting, and consulting fees related to being a public company in fiscal 2004 from fiscal 2003. In fiscal 2003, the expenses related to being a public company were booked in the digital technology division. In fiscal 2004, all expenses related to being a public company were recorded as corporate expenses.

For the year to date, the addition of the Perpetual digital products has resulted in a net loss of $311,000 for the digital technology division. The Perpetual digital products are primarily sourced and manufactured by the contract manufacturing division. An additional $110,000 in gross margin on final sales was recognized on the Perpetual product line in the contract manufacturing division resulting in a total corporate net loss for the Perpetual products of $201,000 for the year end December 31, 2004.

We believe that the addition of sales personnel and continued development of brand awareness have provided a solid platform for the expansion of the Perpetual products for the digital technology division. Our continued investment in research and development of new digital technologies and products and marketing and operation expenses to support our mobile digital video surveillance products resulted in a net loss for the digital technology division of $2.5 million for the year ended December 31, 2004 compared to a net loss of $2.2 million for the year ended December 31, 2003.

RESULTS OF OPERATIONS—AVIATION DIVISION

The aviation division is comprised of our recently acquired flight support business, which we refer to as “Global Airworks”. The division’s current products include Cockpit Door Surveillance Systems (CDSS) which uses digital video technology to allow the pilot to view activity behind the secured cockpit door from the cockpit. The division has also developed an Electronic Flight Bag that uses digital technology to store and retrieve flight manuals and procedures. The division also provides smoke detection and fire suppression systems and wire and harness solutions for various electrical applications within an aircraft. We acquired the assets comprising our Global Airworks business on April 26, 2004. Accordingly, the following discussion of this division’s results of operations relates to results from April 26, 2004 through December 31, 2004.

Revenues for the year ended (250 days) ended December 31, 2004 totaled $2.8 million. On going (core) operations revenues were $2.5 million for the ended December 31, 2004. Non-core operations, which will not be part of the future operations, were $274,000 for the ended December 31, 2004. The non-core operations resulted from an interim operating agreement to complete a refurbishment project. The aviation division was formed in April 2004. We moved our facilities in May 2004 to our current location in City of Industry California, requiring the new facility to be certified by the FAA. The FAA initiated an extensive review of our policies, procedures, manuals and facilities inspections. The approval of the facilities is required in order for us to deliver approved parts with Parts Manufacturing Authority (PMA) as stipulated under our Supplemental Type Certificates (STC). Our new facility did not become fully operational until final inspection and approval by the FAA occurred in August 2004. The reduction in production during the facilities approval process resulted in revenues of $2.8 million with gross margins of 42.9%

Cost of goods sold for the year (250 days) ended December 31, 2004 were $1.4 million, for core operations and $218,000 for non-core operations. Gross margins for core operations were 45.4% for the year end 2004. Gross margins for non-core operations were 20.4% for the year ended December 2004 resulting in a blended gross margin of 42.9%.

Operating expenses totaled $1.7 million for the year ended (250 days) December 31, 2004 or 60.1% of revenues. Significant expenses included salaries totaling $972,000 of which $200,000 pertain to a noncompete payment within the employment agreement of a key employee. Rent expense totaled $165,000 for the year end 2004. The division participated in two major trade shows for the airline industry to market its products and establish brand recognition. The customer awareness generated by the participation in these shows has established a solid base for continued expansion of its product lines.

As a result of the of the above, net loss in our aviation division for the year ended December 31, 2004 (250 days) was $486,000.

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

For the Year Ended December 31, 2004 Compared to December 31, 2003

Our contract manufacturing division manufactures digital video recorders and customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. In addition to custom manufacturing the division also sources and distributes electronic components and parts.

Net sales decreased $4.3 million to $17.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. The year over year decrease in net sales was primarily attributed to the decrease in sales in the consumer PC market and sales of computer and electronic component parts. Of the $4.3 million decrease in net sales year over year, $3.3 million resulted from the decline in sales in the consumer PC market to Avatar Technologies Inc, a related party, for the manufacture of consumer PCs for a large electronics retailer. Our sales of low margin computer component parts declined $1.6 million in 2004 from 2003. Year over year sales of industrial PCs declined $600,000 due to our acquisitions of Sequent in March 2003 and Perpetual in April 2004. Prior to those acquisitions, our contract manufacturing division sold industrial PCs to those businesses and those transaction were recorded as sales. Post acquisition sales for these products have been eliminated through consolidation, adjusting for the pre-acquisition sales results in comparable net sales year over year for industrial PCs. The declines in net sales were offset by the first full year of net sales of Vicious PC, our high end consumer gaming PC which we commenced selling in the fourth quarter of 2003. Net sales of our Vicious PC during fiscal 2004 totaled $1.4 million, resulting in a $1.1 million increase in net sales of our consumer gaming PCs over 2003.

Cost of sales for the year ended December 31, 2004 totaled $14.0 million or 82.3% of sales compared to $17.1 million, or 80.5% of sales, for the year ended December 31,2003. The increase in cost of sales as a percent of sales is due to the decline in gross margins on consumer PCs. Due to the competitive nature of the consumer PC market, gross margins on consumer PCs declined to 7.5% on sales of $7.2 million for the year ended December 31, 2004 compared to 11.9% on sales of $10.5 million for the year ended December 31, 2003. We initiated sales into the consumer PC market, which has historically been a low margin market, to improve production capacity utilization. We believe the use of excess capacity for consumer PCs will result in incremental profitability for the division.

Operating expenses for the year ended December 31, 2004 increased to $3.3 million, or 19.4% of sales, compared to $2.6 million, or 12.1% of sales, for the year ended December 31, 2003. Vicious PC salaries, advertising and promotion and professional fees increased $317,000 to $440,000 in 2004 from $123,000 in 2003. Vicious PC sales were launched during the fourth quarter of 2003; therefore, there were minimal comparable expenses in 2003. The provision for bad debt increased $317,000 in the year ended December 31, 2004 over fiscal 2003 substantially due to the uncertainty of the ability to collect certain balances related to one of our largest customers. Production inefficiencies due to lead time on components, changes in customer specifications, and timing of customer orders resulted in an increase in production direct labor and related payroll tax expense of $155,000 for the year ended fiscal 2004 over fiscal 2003. Administrative salaries, bonus, and related payroll tax expense declined $123,000 for the year ended December 31, 2004 largely due to the suspension of the incentive bonus program in 2004. Rent expense increased by $120,000 for the year end December 31, 2004, compared to fiscal 2003. The increase in rent expense was the result of the leasing of additional facility space in January 2004, this space was subleased in September 2004 to another entity.

As a result of the above, net loss for the contract manufacturing division for the year ended December 31, 2004 was $294,000, compared to net income of $1.6 million for the year ended December 31, 2003.

RESULTS OF OPERATIONS—CORPORATE

As a result of the completion of the reverse acquisition transaction with McDigit and Best Logic in August 2003, the historical results of operations of Global ePoint reflect those of McDigit and Best Logic for the entire period. The pre-merger operations related to Global ePoint, the public entity prior to the acquisition, have not been shown in the historical financial statements. However, those operations subsequent to August 2003 are shown as part of the results of operations. During the year ended December 31, 2004, corporate general and administrative costs totaled $1.8 million including approximately $723,000 in professional fees and expenses associated with a public company and $908,000 in salaries and compensation. Other income was $146,000 of which $100,000 is earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business. The net result for corporate operations was a net loss of $1.7 million in the year ended December 31, 2004. In addition, the issuance of the Series A Convertible Preferred Stock and a partial conversion of the preferred stock into common stock resulted in a beneficial conversion of $1.6 million treated as a non cash preferred stock dividend in 2004.

SUMMARY

As a net result of the operations of the contract manufacturing division, the digital technology division, the aviation division and corporate activities, we incurred a net loss from operations of $5.0 million in 2004. In addition, we incurred $1.7 million non cash preferred dividend resulting in a loss applicable to common shareholders of $6.7 million, or $(.61) per share, compared to a net loss of $.4 million, or $(.05) per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had net working capital totaling $2.1 million including cash of $937,000. Net cash used by operating activities totaled $5.3 million for the year ended December 31, 2004 as compared to $2.8 million for the year ended December 31, 2003. This cash was primarily used to fund working capital requirements and operating losses.

Cash used in investing activities for the year ended 2004 consisted of $805,000 for the purchase of equipment and other assets. We used $3.8 million for acquisitions. Cash provided by investing activities for the year ended December 31, 2003 totaled $2.4 million comprised of $3.5 million from the acquisition of Global ePoint net of $1.1 million to purchase equipment and other assets.

Net cash received from financing activities for the year ended December 31, 2004 totaled $9.2 million. On August 5, 2004, we completed the private placement sale of convertible preferred stock and common stock purchase warrants resulting in net proceeds to us of $4.9 million. Additionally, on December 22, 2004 we completed the private placement sale of common stock, common stock warrants and additional investment rights resulting in net proceeds to us of $2.3 million. The proceeds from the offerings were used to fund working capital requirements. The remaining $1.8 million of cash received from financing activities was borrowed from related parties. As of December 31, 2004, the total outstanding balance on loans from related parties was $1.9 million. Net cash received from financing activities for the year ended December 31, 2003 was comprised of $1.1 million of borrowings from related parties and advances from stockholder. As a result of the total cash activities, net cash decreased $706,000 from December 31, 2003 to December 31, 2004.

As of December 31, 2004, we had net working capital totaling $2.1 million including cash of $937,000. Our working capital has continued to deteriorate due to ongoing losses. In March 2005 our contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements (see footnote 14 Subsequent Events). We have prepared an analysis of our working capital requirements and we believe that we will need an additional $3 million of capital, in addition to our existing cash and cash equivalents together with cash generated by operations and the recently received line of credit, in order to meet our working capital needs, capital expenditures, and commitments for at the next 12 months. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

•	the overall levels of sales of our products and gross profit margins;

•	market acceptance of the technology and products;

•	our business, product, capital expenditure and research and development plans, and product and technology roadmaps;

•	the overall levels of sales of our products and gross profit margins;

•	the levels of promotion and advertising that will be required to launch our new products and achieve and maintain a competitive position in the marketplace;

•	volume price discounts and customer rebates;

•	the levels of inventory and accounts receivable that we maintain;

•	acquisition opportunities;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ responses to our products;

•	our relationships with suppliers and customers; and

•	the effectiveness of our expense and product cost control and reduction efforts.

In addition, we may require additional capital to accommodate planned future growth, hiring, infrastructure and facility needs or to consummate acquisitions of other businesses, assets, products, or technologies.

CONTRACTUAL CASH OBLIGATIONS

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest (in thousands):

	Payments Due by Period
Contractual Obligations at December 31, 2004	Total	Less than 1 year	2 – 3 Years	4 – 5 Years	After 5 Years
Loan payable	$1,100	$1,100	$—	$—	$—
Long Term Debt	None	—	—	—	—
Operating Leases	5,154	700	1,318	617	2,519
Sublease Income	(4,216)	(286)	(602)	(645)	(2,683)
Unconditional Purchase Obligations	None	—	—	—	—
Consulting Contractual Obligation	720	180	360	180	—

Total Contractual Obligations	$2,758	$1,694	$1,076	$152	$(164)

We leased four facilities as of December 31, 2004, one of which was substantially subleased, and the other three of which housed the Company’s corporate, manufacturing and warehouse requirements.

In June 2004, we borrowed $1,000,000 from John Pan, our Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. We are required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2005.

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

Reserve for uncollectible accounts.    Management evaluates accounts receivable periodically for potentially uncollectible receivables based on contractual due dates. As of December 31, 2004, management estimated the reserve for uncollectible accounts to be $443,000.

Inventories.    The Company’s inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Inventory consists primarily of computer components parts video and data recording component parts, cockpit door surveillance system and wire harness component parts, and work in process. Inventories are stated at the lower of cost, on a first-in, first-out basis or market.

Research and development.    Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2004 or 2003.

New product start-up costs.    New product start-up costs consist primarily of costs that are incurred in the pre-selling stage of the development of a new product line. Such costs include the activities of marketing, structuring, hiring, planning and consulting prior to the commencement of significant selling activity. New product start-up costs are expensed as incurred.

Goodwil and Other Intangibles.    We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2004 the net amount of $7.6 million of goodwill and intangible assets represented 32.5% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of August 8, 2003. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

We have accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $300,000 from the asset purchase of Perpetual. The goodwill arising from the Merger has been subject to its annual impairment test. Application of the discounted cash flow methodology to Management assumptions did not identify any impairment to the Merger goodwill. Management has reviewed the remaining accumulated goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2004 or 2003. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

Long-term assets.    Long-term assets of the Company are reviewed annually as to whether their carrying value have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects the long-term assets to be fully recoverable.

Income taxes.    The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company is taxed as a consolidated group from the date of the Merger forward. The consolidated group has generated net losses in 2004 and 2003. Therefore, the Company has recognized no income tax expense

Financial instruments.    Considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon the disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and other items included on the accompanying consolidated balance sheets approximate their fair value due to their short-term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See pro forma stock-based compensation in Note 1 of the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on the meaning of “other-than-temporary” impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In September 2004, the EITF issued statement EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company’s calculation of earnings per share.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of FAS 109-2 will have a significant effect on its financial statements.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and related notes are contained on pages F-1 to F-22 of this report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In November 2003, we dismissed Rothstein Kass & Company, P.C. (“RK&C”) as our principal accountant. At that same time, we appointed Haskell & White LLP (“H&W”) as our new principal accountant. RK&C’s report on our financial statements for fiscal years 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by our Audit Committee.

During fiscal years 2001 and 2002 and the subsequent interim period through November 6, 2003, there were no disagreements with RK&C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RK&C, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

During fiscal years 2001 and 2002 and the subsequent interim period through November 6, 2003, neither we nor someone on our behalf engaged H&W regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulations S-B.

ITEM 8A.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and continue to evaluate the effectiveness of Global ePoint’s controls and procedures over financial reporting and disclosure (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. The term “disclosure controls and procedures” is defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the Company’s controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the

effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004.

We are continuing to evaluate our internal controls as required by Sections 404(a) of the Sarbanes-Oxley Act of 2002. In the course of our evaluation, we have identified certain deficiencies, which we are addressing. The Merger and additional acquisitions, as summarized in Footnote 2 in the Notes of the Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

ITEM 8B.    OTHER INFORMATION

None.

PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Set forth below is information regarding the Company’s current Directors and Officers.

Name	Age	Position	Director Since
Toresa Lou	44	Director, Chief Executive Officer	2003
John Pan	55	Chairman of the Board, President, Chief Financial Officer and Secretary	2003
Owen Lee Barnett	64	Director	2002
Richard J. Bartol	49	Director	2004
Dr. William W. Dolph, MD	56	Director	2003
Daryl F. Gates	78	Director	2004
Jongil Kim	38	Director	2003
Lawrence S. Leong	60	Director	2004
James D. Smith	68	Director	2004
Darrell L. Richardson	55	Director	2002
John K. Yuan	49	Director	2003

Toresa Lou was elected as Chief Executive Officer of Global ePoint after the company’s acquisition of McDigit in August 2003. Ms. Lou was a founder of McDigit and has been the President and Chief Executive Officer and a Director of McDigit since its incorporation in November 2002. As the President and Chief Executive Officer of McDigit, Ms. Lou has been actively involved in the management and business development of the company. Ms. Lou was the Chief Executive Officer of Avatar Technology, Inc., a privately-held computer manufacturing company and wholesaler with extensive ties in the Far East, prior to joining Global ePoint, and she remains a consultant to that company. She has held this position since April 1999. From September 1992 through the present, she has served as Vice President of Sales and Marketing at Prophecy Technology LLC, a privately-held international wholesaler and distributor of computer components. Ms. Lou received a M.S. in Accounting from Louisiana State University in 1986.

John Pan was elected as President, Chief Financial Officer, Chairman, and Secretary of Global ePoint after our acquisition of McDigit in August 2003. Mr. Pan was a founder of McDigit and has been its Secretary and Chief Financial Officer and Director since its incorporation in November 2002. Mr. Pan is also the founder, President, Chief Financial Officer, and Director of Best Logic LLC, a wholly owned subsidiary of McDigit. He has held these positions since November 2000. Prior to joining Global ePoint, Mr. Pan was the founder, Chief Financial Officer, President, and director of Avatar Technology, Inc., and he remains chairman of that company. Mr. Pan is a founder, President and Chief Financial Officer of Prophecy Technology LLC, positions he has held since September 1992. Mr. Pan received his M.B.A. from Pepperdine University in 1986.

Owen Lee Barnett has been Chief of Resources of Civil Engineering for the 61st Air Base Group of the U.S. Air Force from 2001 to present. Mr. Barnett has been a member of the Board of Directors of Montgomery Realty Group, Inc., a publicly traded company, from 1996 to present and has been a member of the Audit Committee of that company during the same period. Mr. Barnett has also been the owner, President and Chief Executive Officer of American Tax Service, a privately held accounting, tax and management services company, from 1961 to present. Mr. Barnett has also been a registered representative and securities analyst in the securities industry, a college instructor, as well as the President and Chief Executive Officer of a privately held leasing company and Chairman and CEO of a motorcycle/power equipment retailer. Mr. Barnett is a retired Lieutenant Colonel in the Medical Service Corps of the U.S. Air Force. He has a B.S. Degree in Banking and Finance from the University of Utah.

Richard J. Bartol has been an independent business consultant since 1997, specializing in accounting and income tax. Mr. Bartol is a certified public accountant and was formerly a partner at Moore Stephens Frazer and Torbet, LLP, an independent certified public accounting firm, from 1989 to 1997. Mr. Bartol was a senior accountant at Deloitte & Touche from 1984 to 1989. He received a B.B.A. from California State Polytechnic University, Pomona.

Dr. William W. Dolph was the President of IntelliQuest, Inc. from 1999 to 2002, a valuation firm specializing in medical technology and medical devices. From 1997 through 1998, Dr. Dolph worked as a physician at Planned Parenthood in northwest Indiana in the area of reproductive medicine. He received his M.D. from Penn State University, College of Medicine and has a Master’s Degree in Management of Medical Technologies, Massachusetts Institute of Technology.

Daryl F. Gates has been a consultant to Global ePoint since November 2003. Mr. Gates served as Chief of the Los Angeles Police Department from 1978 until his retirement in 1992 after 43 years of service with the LAPD. Chief Gates is widely recognized as the creator of the successful anti-drug program D.A.R.E. He also pioneered the concept and implementation of law enforcement’s first SWAT unit and is known as an authority on terrorism and the control of civil disorders and riots. Since his retirement from the police force, Mr. Gates has been a consultant, public speaker, author and entrepreneur. Mr. Gates is a graduate of the University of Southern California.

Jongil Kim is the founder, Chairman, President, and Chief Executive Officer of Media Excel Inc., which are positions he has held since March 2000. Media Excel is a software development company providing software solutions for high-quality, low power, embeddable design of compression and delivery standards. Prior to that, Mr. Kim worked as a Senior Engineer at Accelerix Corp., which is now known as MOSAID Technologies, from January 1998 to March 2000. At Accelerix he designed ethernet switches and chips, as well as software for DVD, MPEG video decodes and video conference encoders. Mr. Kim received a B.S and M.S. Degree in Electrical Engineering from Yonsei University in Seoul, Korea. In addition, he completed ten advanced (Ph.D.) courses in electrical and computer engineering at the University of Texas at Austin.

Lawrence S. Leong has served as Vice President—Finance and Chief Financial Officer of AVUS LLC since May of 2003. From June, 2001 to May, 2003, Mr. Leong served as Senior Vice President—Finance at Synnex Information Technologies, Inc. He served as Executive Vice President, Finance and Operations at Bell Microproducts, Inc. from April, 2000 to June, 2001 and as Chief Operating Officer and acting Chief Financial Officer of Supercom Inc. from December, 1998 to April, 2000. Mr. Leong was Senior Vice President and Chief Financial Officer of ASI Corp. from 1995 to 1998. He received a B.B.A. from the University of Washington and a M.B.A. from Portland State University.

Darrell L. Richardson has been the Chairman, President and Chief Executive Officer of Timeshare Bid, Inc., an internet commerce company focused on time-share sales and exchanges, since its formation in April 1999. Mr. Richardson also owns and manages D L Richardson Development Group, LLC, a private family holding and investment company, from 1995 to present; Flagstaff Private Residency Club, LLC from 2000 to present; and R4 Hospitality Group, LLC from 2002 to present. Mr. Richardson served as President and Chief Executive Officer of Residency Resorts International, Inc., a timeshare company, from 1998 to 1999 and he was a financial consultant for Merrill Lynch from 1996 to 1998. Prior to his ten years in real estate, financial and management consulting services, Mr. Richardson spent 20 years in the telecommunications industry. Mr. Richardson received his A.A. Degree from Rochester Community College in 1977 and completed several courses in Business Administration and Management at the University of Minnesota, including a condensed executive management program through the University of Minnesota’s Graduate School of Management.

James D. Smith retired in 2002 as a judge for the Los Angeles County Superior Court, a position he held since his appointment by Governor Deukmejian in 1987. From 1982 to 1987, Judge Smith served a municipal court judge in the Glendale Judicial District. He was an attorney in private practice from 1971 to 1982 and also served as a member of the Los Angeles Police Department for more than 24 years. He served in the U.S. military in Korea from 1955 to 1957. Judge Smith earned his J.D. from Southwestern University School of Law.

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

Audit Committee Financial Expert

The current members of the Audit Committee are Owen Lee Barnett, Richard J. Bartol and Lawrence S. Leong, each of whom is an “independent” director under the recently adopted Nasdaq rules. Our Board has determined that Owen Lee Barnett, Richard J. Bartol, CPA, and Lawrence S. Leong are each “audit committee financial experts” as defined by the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 339 S. Cheryl Lane, City of Industry, CA 91789.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file. Based solely on a review of copies of the Section 16 forms furnished to us with respect to year ended December 31, 2004, we believe that the filing requirements applicable to our officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

The compensation table below includes compensation paid to our Chief Executive Officer and all other executive officers for 2004 and 2003.

None of these executive officers were employed by the Global ePoint in 2002. The salaries set forth below for the Chief Executive Officer and Chief Financial Officer for 2003 were paid for a partial year subsequent to our acquisition of McDigit. Other than as set forth in the table, we did not pay any other salary, bonus or other compensation to these individuals.

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Securities Underlying Options (#)
Toresa Lou, CEO	2004 2003	$ $	209,597 52,500	— —	— —	500,000 —

John Pan, CFO	2004 2003	$ $	247,098 52,500	— —	— —	500,000 —

In July 2004, our Board of Directors approved increases in compensation for John Pan, our Chairman, Chief Financial Officer and President, and for Toresa Lou, our Chief Executive Officer, retroactive to January 1, 2004. The Board also granted Mr. Pan and Ms. Lou options to purchase shares of our common stock.

Mr. Pan’s annual salary was increased to $245,000, plus an annual bonus of up to 60% of his annual salary, or approximately $147,000, based on Mr. Pan’s satisfaction of annual performance conditions to be determined by the Compensation Committee. In addition, Mr. Pan was granted an option to purchase 500,000 shares of Global ePoint common stock, at an exercise price equal to $4.88 per share, the fair market value on the date of grant, exercisable for a term of eight years, of which 125,000 option shares are fully vested and immediately exercisable, with the remaining option shares to vest and become exercisable in three increments of 125,000 each on the first three anniversaries of the grant date.

Ms. Lou’s annual salary was increased to $295,000, plus an annual bonus of up to 60% of her annual salary, or approximately $177,000, based on Ms. Lou’s satisfaction of annual performance conditions to be determined by the Compensation Committee. In addition, Ms. Lou was granted an option to purchase 500,000 shares of Global ePoint common stock, at an exercise price equal to $4.88 per share, the fair market value on the date of grant, exercisable for a term of eight years, of which 125,000 option shares are fully vested and immediately exercisable, with the remaining option shares to vest and become exercisable in three increments of 125,000 each on the first three anniversaries of the grant date.

Upon completion of the purchase of the flight support of Greenick, Inc. d/b/a Airworks, Inc in April 2004, we entered into an employment agreement with Mr. Ricky Frick, the President of our Aviation Divisions, detailing his duties and responsibilities. The agreement is for a period of five years with a base compensation of $225,000 per year and an incentive bonus based on the profitability of the Aviation Division. In addition to the incentive bonus, we will also pay Mr. Frick two and one half percent of the Division’s income before taxes, as defined by generally accepted accounting principles in excess of $4,000,000 per year. During the term of his employment, we pay a retention and non-compete bonus in 2005 and 2006. The bonus payment will be reduced in the event the Division is not profitable. In addition, Mr. Frick has been granted stock options to purchase 30,000 shares of common stock subject to standard vesting in accordance with the 2004 Stock Incentive Plan. Mr. Frick is provided a company vehicle and other expense reimbursements.

Options Granted in 2004

The following table summarize option grants during the fiscal year ended December 31, 2004 to each of the executive officers named in the Summary Compensation Table above.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Toresa Lou, CEO	500,000	30%	4.88	7/31/2012
John Pan, CFO	500,000	30%	4.88	7/31/2012

Option Exercises In 2004 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Toresa Lou, CEO	36,334	$49,071	125,000	1,596,100	$33,000	$4,286,000
John Pan, CFO			125,000	375,000	$33,000	$98,000

The value of unexercised in-the-money options is based on the difference between the fair market value of the shares of common stock underlying the options at December 31, 2003, and the exercise price of such options. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Director Compensation

Non-Employee Director Compensation.    In July 2004, the Board of Directors adopted a policy for compensating non-employee directors which became effective on January 1, 2005. Under the policy, non-employee directors will be entitled to receive (i) a cash fee of $1,500 for each in-person meeting of the Board of Directors and $500 for each telephonic meeting of the Board, (ii) options to purchase 20,000 shares of common stock, which will become fully vested upon the directors’ re-election at the next annual meeting of stockholders. In addition, members of Board committees will receive an option to purchase 5,000 shares of common stock for each committee assignment.

Employee Director Compensation.    Directors who are employees of Global ePoint receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of the Board of Directors and its committees.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Information regarding ownership of our common stock by our security holders is based, in part, upon our review of Forms 3, 4 and 5, and Schedules 13D and 13G filed with the Securities and Exchange Commission by such persons. Unless otherwise noted, and subject to applicable community property laws, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated and each person’s address is the address of our corporate offices. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock by each beneficial owner of more than 5% of the Company’s Common Stock, each Director of the Company, the three executive officers of the Company (the “named executive officers”) and the directors and executive officers as a group.

	Shares of Common Stock Beneficially Owned
	Amount	Percent of Class
Mercator Advisory Group LLC and affiliated entities (1)	2,163,333	9.99%
Toresa Lou (2)	1,392,434	10.09%
John Pan (3)	5,508,472	43.79%
Ricky Frick	0	*
Darrell L. Richardson (4)	110,000	*
Owen Lee Barnett (5)	113,134	*
John Yuan (6)	40,000	*
Jongil Kim (6)	40,000	*
William W. Dolph, MD (6)	45,000	*
Lawrence S. Leong (6)	10,000	*
Richard J. Bartol (6)	10,000	*
Daryl F. Gates (6)	82,000	*
James D. Smith (6)	10,000	*
All directors and executive officers as a group (12 persons)	7,361,040	51.2%

*	Less than one percent.

(1)	Mercator Advisory Group, LLC and its affiliates hold warrants to purchase common stock and shares of preferred stock convertible into common stock. The holders are not entitled to vote at any meeting of stockholders unless the holder has converted preferred stock or exercised common stock warrants as of the record date. The holders are not allowed to convert preferred stock or exercise warrants to purchase common stock to the extent that the conversion would result in the holder (and its affiliates) owning more than 9.99% of the outstanding common stock. Includes beneficial ownership of the following shares (subject to the 9.99% limitation): (i) 430,833 shares of common stock (based on the minimum conversion price of $3.00) underlying 12,925 shares of Series A Convertible Preferred Stock and 62,040 shares of common stock underlying warrants to purchase common stock owned of record and beneficially by Mercator Momentum Fund, LP; (ii) 495,000 shares of common stock (based on the minimum conversion price of $3.00) underlying 14,850 shares of Series A Convertible Preferred Stock and 71,280 shares of common stock underlying warrants to purchase common stock owned of record and beneficially by Mercator Momentum Fund III, LP; (iii) 907,500 shares of common stock (based on the minimum conversion price of $3.00) underlying 27,225 shares of Series A Convertible Preferred Stock and 130,680 shares of common stock underlying warrants to purchase common stock owned of record and beneficially by Monarch Pointe Fund, Ltd. and (iv) 66,000 shares of common stock underlying warrants to purchase common stock owned of record and beneficially by Mercator Advisory Group, LLC. David Firestone is the Managing Member of Mercator Advisory Group, LLC, which is the General Partner of Mercator Momentum Fund III, LP, and Mercator Momentum Fund LP. Mr. Firestone is the President of Monarch Pointe Fund, Ltd. The business addresses of Mercator Advisory Group, LLC, Mercator Momentum Fund III, LP, Mercator Momentum Fund LP and Monarch Pointe Fund, Ltd. are located at 555 South Flower Street, Suite 4500, Los Angeles, California 90071.
(2)	Represents options to purchase shares of Common Stock issued to Auspex LLC, an entity controlled by Toresa Lou, issued in connection with the Company’s acquisition of McDigit in August 2003, pursuant to the Reorganization and Stock Purchase Agreement dated March 31, 2003 (the “Reorganization Agreement”). Under the Reorganization Agreement, McDigit was entitled to receive 1,511,015 options to purchase the Company’s Common Stock as part of the acquisition by Global. In August 2003, Global and McDigit executed the “Stock Distribution Agreement” pursuant to which the parties agreed that these options would be granted to Auspex LLC. Pursuant to the Reorganization Agreement, the option was issued pari passu to, and in a number equal to, the outstanding options and warrants of the Company at time of closing of the acquisition. The option may only be exercised in the same number as the number exercised from the existing options and warrants held at the time of closing. Between the closing date of the acquisition and April 2, 2005, 243,585 options that were outstanding upon the closing date of the acquisition have expired, and therefore, an equal number of Auspex LLC’s options under the Stock Distribution Agreement have expired. For purposes of this table, we have assumed that all of Auspex LLC’s other options are currently exercisable. Also includes 46,334 common shares from the exercise of options pursuant to the agreement. Includes an additional 125,000 options to purchase common stock.
(3)	Represents 5,383,472 common shares issued to Mr. Pan by the Company in consideration for the acquisition of McDigit pursuant to the Reorganization Agreement and options to purchase 125,000 of common stock.
(4)	Represents 90,000 shares of Common Stock and options to purchase 20,000 shares of Common Stock.
(5)	Represents 3,134 shares of Common Stock and options to purchase 110,000 shares of Common Stock.
(6)	Represents shares of common stock the holder has or will have the right to acquire within 60 days through the exercise of stock options.

Equity Compensation Plan Information

In 2004 we maintained four equity compensation plans under which our equity securities were authorized for issuance to our employees, directors or consultants: the 1993 Stock Option Plan, the 1994 Stock Option Plan, the 1994 Stock Option Plan for Directors and the 2004 Stock Option Plan. All four of these plans were approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,725,000	3.61	217,000
Equity compensation plans not approved by security holders (2)	331,184	1.90	—
Total	3,056,184	3.42	217,000

(1)	As of March 2003, the 1993 Stock Option Plan expired and no further grants will be made under this plan. As of April 2004, the 1994 Stock Option Plan and the 1994 Stock Option Plan for Directors expired and no further grants will be made under these plans.
(2)	The equity compensation plans not approved by the security holders consist of options issued to employees and warrants issued to various parties providing goods and/or services to the Company. No additional warrants will be issued under these existing contracts.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2003, we completed a merger with McDigit, Inc. pursuant to the terms of a Reorganization and Stock Purchase Agreement. As a result of the merger, Global ePoint acquired all of the issued and outstanding equity securities of McDigit in exchange for 5,383,472 shares of our common stock and the issuance of options to purchase 1,511,015 shares of our common stock with varying exercise prices equal to the exercise prices of the equivalent number of options and warrants outstanding on the date of the merger. Consequently, as of the closing of the merger, John Pan (our current Chairman, President and CFO), who was previously the sole stockholder of McDigit, held approximately 50% of our common stock, Auspex LLC, an entity controlled by Toresa Lou (now the CEO and a director of Global ePoint), held approximately 50% of Global ePoint’s outstanding options and warrants, and McDigit became a wholly owned subsidiary of Global ePoint. John Pan may receive additional shares of our common stock based on the performance of the existing businesses in 2005, as specified in the reorganization agreement, with the aggregate of such shares not to exceed 80% of the total of the then outstanding common stock (subject to an additional 5% issuance if the pretax income in 2005 from the existing businesses exceeds $110 million), including options warrants or similar instruments that may be issued to Mr. Pan pursuant to the reorganization agreement. No additional shares of common stock were issued to Mr. Pan in 2004.

Since our August 2003 reorganization, we have transacted a substantial majority of our business with companies that are owned or controlled by Mr. John Pan, our Chairman, President, Chief Financial Officer and largest stockholder (we refer to these companies in this report as “related parties”). These transactions allow us to leverage sales opportunities and component and sub-system purchasing relationships of these related companies. As a result, we believe that we achieve the benefits of economies of scale associated with shared facilities, administration, and sales, and the benefits associated with the use of the related parties’ network of global contacts, sales opportunities and purchasing power.

We do not have any written agreements with any of the related parties and therefore there are no long-term obligations in place on which we can rely. These related-party transactions are generally based on purchase orders or verbal agreement between Global ePoint and the related parties. The related parties are not obligated to continue working with us in the future. If a material amount of these types of transactions are not effected in the future, our operating results and business would be materially and adversely affected. We cannot make any guarantees that we will be able to leverage the related parties’ relationships and purchasing power for these types of beneficial transactions in the future.

In order to ensure that each transaction with a related party is fair to and in the best interests of the company and its stockholders, during 2003 our Board of Directors appointed a committee, consisting solely of independent members of our Board of Directors, to review and approve all transactions between Global ePoint and any related parties. Based on the independent committee’s review and approval, we believe that we received market rates or better and that all transactions with related parties have been on terms that were fair to the company and our stockholders. On November 2, 2004, our Board of Directors adopted a new Audit Committee Charter and assigned to the Audit Committee the responsibility for reviewing and approving related-party transactions.

FACILITIES LEASING ARRANGEMENT

We share office and warehouse facilities in buildings owned by Mr. John Pan, our Chairman, President, Chief Financial Officer and largest stockholder, which facilities are also partially occupied by another company controlled by Mr. Pan. We also use and pay rent to Mr. Pan for the use of our manufacturing and assembly equipment. We recorded occupancy costs and equipment rental expenses to Mr. Pan totaling $492,000 and $109,000 for the fiscal years ended December 31, 2004 and 2003, respectively. Occupancy costs paid to Mr. Pan are based on the square footage occupied and a price per square foot verbally agreed upon.

PURCHASES FROM RELATED PARTIES

During 2004 and 2003, we purchased from related parties components and finished products totaling approximately $5.7 and $12.6 million respectively. The related parties can generally purchase components in greater quantity than we can on our own and thereby can pass through to the company the more favorable pricing due to its volume discounts. Of our total purchases from related parties, a majority constitute purchases of various component parts, such as memory, CPUs, hard drives and motherboards, and finished products from Avatar Technology, Inc. and Prophecy Technology, LLC. Of the total purchases in 2004 and 2003, approximately $1.7 and $7.5 million, respectively, were from Avatar, and approximately $4 and $5 million, respectively, were from Prophecy. These related parties have long-term, volume purchasing relationships with certain component suppliers that allow them to sell components to us at terms that are not otherwise available to us in the general market.

SALE ARRANGEMENTS

During 2004 and 2003, we sold approximately $7.8 and $11.8 million, respectively, of products and contract manufacturing services to related parties. Included in these amounts were sales of $7.2 and $10.7 million, respectively, to Avatar and $0.3 and $0.7 million, respectively, to Prophecy.

Avatar provides distribution of computer components around the world, as well as consumer PCs in selected markets. In both 2004 and 2003, Avatar secured major contracts for consumer PCs with a large retail chain in Latin America and, as a result, subcontracted the manufacturing of the consumer PCs to us. Our contract manufacturing division generated sales of approximately $7.2 and $10.7 million in 2004 and 2003, respectively, from Avatar for consumer PCs, all of which were ultimately delivered to retail stores of Avatar’s customers throughout Latin America.

The following schedule provides a summary of balances with the related parties as of December 31, 2004 and transactions with related parties during the years ended December 31, 2004 and 2003:

As of December 31,
(Thousands of dollars)	2004
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$226
(B) (100% owned by CFO/Chairman)	4,670
(C) (100% owned by CFO/Chairman)	451
(D) (95% owned by CFO/Chairman)	—

Totals	$5,347

Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—
(B) (100% owned by CFO/Chairman)	2,117
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	6,168

Totals*	$8,285

	For the year ended December 31
(Thousands of dollars)	2004	2003
Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	1,659	1,847
(C) (100% owned by CFO/Chairman)	5	17
(D) (95% owned by CFO/Chairman)	4,023	1,347

Totals	$5,687	$3,211

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$253	$302
(B) (100% owned by CFO/Chairman)	7,218	206
(C) (100% owned by CFO/Chairman)	18	4
(D) (95% owned by CFO/Chairman)	314	494

Totals	$7,803	$1,006

OTHER RELATED PARTY TRANSACTIONS

Daryl F. Gates, a director of Global ePoint since November 2004, has served as a consultant to the company since July 2003. From July 2003 through October 2003, we paid Mr. Gates a monthly consulting fee of $5,000. Effective in November 2003, we entered into a one-year consulting agreement with Mr. Gates pursuant to which we paid him a monthly consulting fee of $10,000 and granted him an option to purchase 60,000 shares of our common stock at $6.47 per share. This option is exercisable until the earlier of five years from the grant date or the date that Mr. Gates ceases providing consulting services to us. Effective November 1, 2004, we entered into a new consulting agreement with Mr. Gates pursuant to which we pay him monthly consulting fees of $13,000 and granted him an option to purchase an additional 60,000 shares of our common stock at an exercise price of $2.82 per share. This option vests in twelve equal monthly increments and is exercisable until the earlier of five years from the grant date or the date that Mr. Gates ceases providing consulting services to us. Mr. Gates was formerly Chief of the Los Angeles Police Department and his consulting services relate to the development and marketing of our video surveillance systems for law enforcement and other security applications.

In June 2004, we borrowed $1,000,000 from John Pan, our Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 5.50% as of December 31, 2004. We are required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2005.

ITEM 13.    EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2004 and 2003 by our independent registered public accounting firm, Haskell & White LLP:

	2004	2003
Audit Fees	$194,327	$83,850
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit fees include fees and expenses incurred in connection with audits and quarterly reviews of our consolidated financial statements and review of and preparation of consents for registration statements filed with the Securities and Exchange Commission.

Our Audit Committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The Audit Committee approved 100% of such fees for each of the years ended December 31, 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Date: April 15, 2005	By:	/s/ TORESA LOU
Toresa Lou, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 15, 2005.

Signature	Title

/s/ TORESA LOU Toresa Lou	Chief Executive Officer (principal executive officer) and Director

/s/ JOHN PAN John Pan	Chief Financial Officer (principal financial officer and principal accounting officer), Secretary and Chairman of the Board of Directors

/s/ OWEN LEE BARNETT Owen Lee Barnett	Director

/s/ RICHARD J. BARTOL Richard J. Bartol	Director

/s/ DR. WILLIAM W. DOLPH, MD Dr. William W. Dolph, MD	Director

/s/ DARYL F. GATES Daryl F. Gates	Director

/s/ JONGIL KIM Jongil Kim	Director

/s/ LAWRENCE S. LEONG Lawrence S. Leong	Director

/s/ JAMES D. SMITH James D. Smith	Director

/s/ DARRELL L. RICHARDSON Darrell L. Richardson	Director

/s/ JOHN K. YUAN John K. Yuan	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Global ePoint, Inc. (Formerly McDigit, Inc. and Best Logic, LLC)

We have audited the accompanying consolidated balance sheets of Global ePoint, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Global ePoint, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on August 8, 2003, the Company completed a reverse acquisition. As a result, the 2003 consolidated financial statements contain the results of McDigit, Inc., Best Logic, LLC and Global ePoint, Inc. from the date of the merger forward. Also, as discussed in Note 2, the Company acquired significant assets of two separate companies in transactions completed in April 2004.

As discussed in Note 7, the Company has engaged in significant related party transactions.

/s/    HASKELL & WHITE LLP

Irvine, California

April 14, 2005

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2004

(Thousands of dollars, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$937
Accounts receivable, net	2,925
Accounts receivable—related parties	5,359
Inventory	3,814
Other current assets	359

Total current assets	13,394
Property, plant and equipment, net	870
Card dispensing equipment and related parts	885
Goodwill	6,328
Other intangibles	1,318
Deposits and other assets	720

Total other assets	10,121

Total assets	$23,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,347
Accounts payable—related parties	7,117
Accrued expenses	674
Customer deposits	125
Due to related parties	927
Due to stockholder	145

Total current liabilities	11,335

Loan payable	1,027

Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized, 55,000 shares issued, 34,000 shares with an outstanding aggregate liquidation preference $3,400,000	2,672

Common stock, $.03 par value, 50,000,000 shares authorized and 12,122,552 shares issued and outstanding	363

Paid-in capital	12,635
Accumulated deficit	(4,517)

Total stockholders’ equity	11,153

Total liabilities and stockholders’ equity	$23,515

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	For the year ended
	December 31, 2004	December 31, 2003
(Thousands of dollars, except per share amounts)
Net sales	$21,076	$21,393
Cost of sales	16,530	17,191

Gross profit	4,546	4,202

Operating Expenses:
Selling and marketing	2,639	1,343
General and administrative	5,831	2,104
Research and development	1,009	1,369
Depreciation and amortization	184	66

Total operating expenses	9,663	4,882

Loss from operations	(5,117)	(680)
Other income	104	257

Loss before income tax provision	(5,013)	(423)
Income tax provision	—	—

Net loss	(5,013)	(423)
Preferred stock dividend	(1,706)	—

Net Loss applicable to common stockholders	$(6,719)	$(423)

Loss per share—basic	$(0.61)	$(0.05)

Loss per share—fully diluted	$(0.61)	$(0.05)

Weighted average shares and share equivalents	10,927	7,848

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	Preferred Stock		Common Stock		Common Stock Committed	Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
(Thousands of dollars and shares)	Shares	Amount	Shares	Amount
Balances, December 31, 2002	—	$—	4,306	$129	$950	$12	$919	$2,010
Common stock issued for lawsuit settlement—Pre Merger	—	—	519	16	(950)	934	—	—
Common stock issued upon warrants exercised—Pre Merger	—	—	3	—	—	5	—	5
Issuance of stock warrants—Pre Merger	—	—	—	—	—	11	—	11
Common stock issued upon Merger	—	—	5,921	177	—	6,823	—	7,000
Issuance of stock warrants	—	—	—	—	—	9	—	9
Common stock issued upon options exercised	—	—	73	2	—	100	—	102
Net loss	—	—	—	—	—	—	(423)	(423)

Balances, December 31, 2003	—	—	10,822	324	—	7,894	496	8,714
Common stock issued upon options exercised	—	—	63	2	—	99	—	101
Common stock option based compensation	—	—	—	—	—	171	—	171
Series A Preferred stock issued August 5, 2004 net of $630 in related costs	55	4,322	—	—	—	—	—	4,322
Preferred Stock Conversion	(21)	(1,650)	700	21	—	1,629	—	—
Common stock issued December 22, 2004	—	—	500	15	—	1,669	—	1,684
Additional Investment Rights	—	—	—	—	—	266	—	266
Warrants
Issued with Series A Preferred Stock offering	—	—	—	—	—	591	—	591
Issued with Common Stock offering	—	—	—	—	—	374	—	374
Warrants exercised	—	—	38	1	—	(1)	—	—
Series A Preferred stock dividends paid	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(5,013)	(5,013)

Balances, December 31, 2004	34	$2,672	12,123	$363	$—	$12,635	$(4,517)	$11,153

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2004	2003
(Thousands of dollars)
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES:
Net loss	$(5,013)	$(423)
Adjustments to reconcile net loss to net cash flows provided/(used) by operating activities:
Depreciation and amortization	184	66
Provision for bad debt	388	—
Stock-based compensation	171	—
Increase/(decrease) from changes in:
Accounts receivable	(1,576)	(712)
Accounts receivable—related parties	(1,495)	(3,780)
Inventory	(833)	(2,262)
Other current assets	(221)	(217)
Accounts payable	1,509	553
Accounts payable—related parties	1,580	5,078
Accrued expenses	(16)	(361)
Customer deposits	62	—

Net cash used by operating activities	(5,260)	(2,058)

CASH FLOWS PROVIDED/(USED) BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(679)	(354)
Acquisition of Global ePoint		3,463
Goodwill and other intangibles	(3,824)	—
Additions to other assets	(128)	(714)

Net cash provided/(used) in investing activities	(4,631)	2,395

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan payable	973	—
Borrowings from related parties	940	—
Advances (to)/from stockholder	(9)	1,008
Net proceeds from common stock offering	1,684	129
Net proceeds from additional investment rights	266	—
Proceeds from exercise of stock options	101	—
Net proceeds from preferred stock offering	4,322	—
Net proceeds from stock warrants	964	—
Preferred stock dividend payments	(57)	—

Net cash provided by financing activities	9,184	1,137

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(707)	1,474
CASH AND CASH EQUIVALENTS, beginning of period	1,644	170

CASH AND CASH EQUIVALENTS, end of period	$937	$1,644

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$1,649	$—

Interest paid	$—	$37

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Merger and basis of presentation    On August 8, 2003, Global ePoint, McDigit, and Best Logic completed a “reverse” acquisition (the “Merger”) where the prior owner of McDigit and Best Logic received approximately 50.1% ownership interest of Global ePoint in the transaction. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical financial statements of Global ePoint include only those of McDigit and Best Logic prior to the Merger date, and those of the combination of all the companies subsequent to the Merger date. Additionally, the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc. were acquired in April 2004 (see footnote 2).

Working Capital Resources    As of December 31, 2004, the Company had net working capital totaling $2.1 million including cash of $937,000. The Company’s working capital has continued to deteriorate due to ongoing losses. In March 2005 the contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of the Company’s working capital requirements (see footnote 14 Subsequent Events). The Company has prepared an analysis of its working capital requirements and believes that it will need an additional $3 million of capital, in addition to the existing cash and cash equivalents together with cash generated by operations and the recently received line of credit, in order to meet working capital needs, capital expenditures, and commitments for at the next 12 months. The Company will endeavor to raise additional required funds through various financing sources, including the sale of equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, the Company may be unable to expand or continue its business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

Reserve for uncollectible accounts    Management evaluates accounts receivable periodically for potential uncollectible receivables based on contractual due dates. As of December 31, 2004, management estimated the reserve for uncollectible accounts to be $443,000.

Inventories    The Company’s inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Inventory consists primarily of computer components parts video and data recording component parts, cockpit door surveillance system and wire harness component parts, and work in process. Inventories are stated at the lower of cost, on a first-in, first-out basis or market.

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

Research and development    Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2004 or 2003.

New product start-up costs    New product start-up costs consist primarily of costs that are incurred in the pre-selling stage of the development of a new product line. Such costs include the activities of marketing, structuring, hiring, planning and consulting prior to the commencement of significant selling activity. New product start-up costs are expensed as incurred.

Goodwill and Other Intangibles    We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2004 the net amount of $7.6 million of goodwill and intangible assets represented 32.5% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $300,000 from the asset purchase of Perpetual. The goodwill arising from the Merger has been subject to its annual impairment test. Application of the discounted cash flow methodology to Management assumptions did not identify any impairment to the Merger goodwill. Management has reviewed the remaining accumulated goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2004 or 2003. We continually monitor for any potential

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

Long-term assets    Long-term assets of the Company, including amortizable intangible assets, are reviewed annually as to whether their carrying value have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects the long-term assets to be fully recoverable.

Income taxes    The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company is taxed as a consolidated group from the date of the Merger forward. The consolidated group has generated net losses in 2004 and 2003. Therefore, the Company has recognized no income tax expense

Financial instruments    The following disclosure of estimated fair value was determined by available market information and appropriate methodologies; however, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon the disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and other items included on the accompanying consolidated balance sheets approximate their fair value due to their short-term nature.

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock options    Global ePoint has adopted the disclosure-only provisions for employee stock options. In 2004, in accordance with Accounting Principles Board Statement No. 25, the Company issued options to an employee below the market price of our common stock requiring the recognition of compensation expense in the amount of $108,000. No compensation cost was recognized for the other employee stock options. Had compensation for Global ePoint’s three stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net income (loss) and income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

	For the year ended ended December 31
	2004	2003
As reported, net income (loss) attributable to common stockholders	$(6,719)	$(423)
Stock-based employee compensation determined under the fair value method, net of related tax effects	(2,087)	(77)

Pro forma	$(8,806)	$(500)

Earnings (loss) per common share, basic and fully diluted:
As reported	$(0.61)	$(0.05)
Pro forma	$(0.80)	$(0.06)

In 2004, the fair value of options granted to employees is estimated at approximately $.19 per share on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: dividend yield of 0%; expected volatility of 81.8%; risk free interest rate of 3.75%; and expected life of 6.3 years.

In 2003, the fair value of options granted to employees averaged $.94 per share using the Black-Scholes option-pricing model as of the grant dates with the following weighted average assumptions used for the grants; dividend yield of 0%; expected volatility of 38%; risk free interest rate of 2.0%; and expected life of 5 years.

Reclassifications    Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

2.    Completed merger and acquisitions

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

The merger was accounted for under the purchase method of accounting and was treated as a reverse acquisition. McDigit was considered the acquirer for accounting and financial reporting purposes. Due to the reverse acquisition, Global ePoint’s assets and liabilities were recorded based upon their estimated fair values at

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of acquisition. The consolidated operating results of Global ePoint have been included in the accompanying consolidated financial statements from the date of acquisition forward.

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

The following selected financial data reflects consolidated pro forma information as if the merger had occurred January 1, 2003 (in thousands, except per share information) (unaudited):

2003
Pro forma consolidated net sales	$21,474
Pro forma net loss	(913)
Loss per share:
Basic and diluted, pro forma	$(0.09)

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

	Year ended December 31
(Thousands of dollars, except per share amounts)	2004	2003
Pro Forma Consolidated Net Sales	$21,708	$28,485
Pro Forma Net (Loss) Income	(7,086)	(1,025)
Loss per share:
Basic and diluted, pro forma	$(0.65)	$(0.13)

3.    Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See pro forma stock-based compensation in Note 1 of the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on the meaning of “other-than-temporary” impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In September 2004, the EITF issued statement EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). Contingently convertible debt instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specified period of time (the “market price contingency”). EITF 04-08 requires that shares issuable upon conversion of contingently convertible debt be included in diluted earnings per share computations regardless of whether the market price contingency contained in the debt instrument has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods to the extent applicable. The adoption of this statement is not expected to have an effect on the Company’s calculation of earnings per share.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of FAS 109-2 will have a significant effect on its financial statements.

4.    Inventories

Inventories consisted of the following as of December 31, 2004 (in thousands):

Computer component parts	$2,283
Video and data recording component parts	995
Cockpit door surveillance system and wire harness component parts	536

Total	$3,814

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and equipment

Property and equipment consisted of the following as of December 31, 2004 (in thousands):

Furniture and equipment	$332
Computer equipment and software	263
Building improvements	413
Tooling and demo units	34
Vehicles	29

Totals	$1,071
Less accumulated depreciation	(201)

Property and equipment, net	$870

6.    Business concentrations

Cash balances    The Company at times maintains cash in bank accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks for cash in bank accounts.

Sales and purchases    For the year ended December 31, 2004, three customers accounted for 67% of the Company’s sales, and 72% of the accounts receivable. For the year ended December 31, 2004, three vendors accounted for 55% of the Company’s purchases and 68% of the accounts payable. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7.    Related Party transactions

Manufacturing agreement    Best Logic had a manufacturing agreement with Sequent, an entity with common ownership. The initial term of the agreement was one year commencing January 7, 2002. However, on March 31, 2003, McDigit acquired certain technology assets from Sequent, at which time the manufacturing agreement was effectively terminated. Prior to the acquisition the Company earned revenue of $66,000 during 2003.

Pre-Merger Loans    Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of December 31, 2004, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement    Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, more equipment for production and assembly, and more warehouse space, totaled $406,000 for the year ended December 31, 2004. Rental costs for manufacturing and assembly equipment were approximately $86,000 for the year ended December 31, 2004.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan Payable    In June 2004, the Company borrowed $1,000,000 from John Pan, the Company’s Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 5.50% as of December 31, 2004. The Company is required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2005.

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

Vicious PC, the Company’s retail gaming PC entity has sourced computer component parts on a pass through basis to a related party throughout 2004. There is no earnings process that occurs when Vicious resells the component parts to the Related Party. The goods are purchased and resold at a zero mark-up strictly to provide favorable pricing and build vendor relationships. These transactions do not constitute the entity’s major operations. The goods are not held and made available as needed in a typical distributor operation. Previously, we recorded these transactions as sales. Financial Accounting Standards Board (FASB) Statement of Concepts No 6. states “revenues are inflows or other enhancements of assets of an entity or settlements of its liabilities (or a combination of both) from delivering or producing goods, rendering services, or other activities that constitute the entity’s ongoing major or central operations.”. Due to the nature of these related party transactions and in accordance with FASB Statement of Concepts No. 6, we have eliminated these related party transactions from the results of operations. The transactions totaled $2.6 million for the year ended 2004. The accompanying consolidated financial statements have been adjusted to reflect this change in accounting treatment.

The following schedule provides a summary of balances with related parties as of December 31, 2004 and transactions with related parties during the years ended December 31, 2004 and 2003.

	As of December 31, 2004
(Thousands of dollars)
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)		$226
(B) (100% owned by CFO/Chairman)		4,670
(C) (100% owned by CFO/Chairman)		451
(D) (95% owned by CFO/Chairman)

Totals		$5,347

Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$
(B) (100% owned by CFO/Chairman)		2,117
(C) (100% owned by CFO/Chairman)
(D) (95% owned by CFO/Chairman)		6,168

Totals		$8,285

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the year ended December 31
	2004	2003
(Thousands of dollars)
Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	1,659	1,847
(C) (100% owned by CFO/Chairman)	5	17
(D) (95% owned by CFO/Chairman)	4,023	1,347

Totals	$5,687	$3,211

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$253	$302
(B) (100% owned by CFO/Chairman)	7,218	206
(C) (100% owned by CFO/Chairman)	18	4
(D) (95% owned by CFO/Chairman)	314	494

Totals	$7,803	$1,006

8.    Card dispensing equipment and related parts

The Company’s card dispensing equipment (known as DCR machines) and related parts substantially consists of refurbished DCR machines that were previously under lease agreements with customers. The card dispensing equipment and related parts inventory were valued, as of December 31, 2004, based on its minimum net recoverable value, estimated by management to be approximately $884,000. The Company is reviewing marketing plans for the redeployment and/or sale of the DCR machines in 2005 and believes the carrying amount of the assets are fully recoverable as of December 31, 2004.

9.    Income taxes

The Company had net operating losses (“NOL”) of approximately $21 million related to federal income tax and approximately $8 million related to state jurisdictions as of December 31, 2004. Utilization of net operating losses, which begin to expire at various times starting in 2011, may be limited by Section 382 of the Internal Revenue Code. Such limitations could result in the eventual permanent loss of a portion of the NOL benefit.

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a reconciliation of the income tax expense (benefit) expected (based on the statutory federal income tax rate) to the actual income tax provision recorded as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Income tax (benefit) from continuing operations computed at statutory rate of 34%	$(1,699)	$(138)
Expired net operating losses	238	—
State income taxes	(291)	32
Reportable under pass through LLC	15	15
Other	3	8
Change in valuation allowance for deferred tax assets, net	1,734	83

Provision for income taxes—current	$—	$—

Deferred income tax assets and the related valuation allowance as of December 31, 2004 and 2003, result from the following temporary differences (in thousands):

	2004	2003
Net operating loss carry forwards	$7,989	$6,311
Inventory and other reserves	736	646
Federal Benefit of State taxes	(294)	(260)
Valuation allowance	(8,431)	(6,697)

Net deferred income tax assets	$—	$—

10.    Basic and fully diluted per share calculation

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share.

The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. Excluded from this calculation are 2.5 million and 1.1 million potentially dilutive shares issuable under exercisable stock options, warrants, and investment rights as disclosed in Note 12 for 2004 and 2003, respectively. Additionally, excluded from this calculation are 1.1 million potentially fully dilutive shares issuable on the conversion of the outstanding Series A Preferred Stock for 2004. Such potentially dilutive shares were considered to be anti-dilutive in each of 2004 and 2003 due to the Company’s net loss in each year.

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computations for basic and fully diluted income (loss) per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the year ended December 31, 2004:
Basic and fully diluted loss per share
Loss available to common stockholders	$(6,719)	10,927	$(0.61)

For the year ended December 31, 2003:
Basic and fully diluted loss per share
Loss available to common stockholders	$(423)	7,848	$(0.05)

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

For the year ended December 31, 2004	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$1,278	$2,790	$17,008	$—	$21,076
Cost of sales	943	1,592	13,995	—	16,530

Gross profit	335	1,198	3,013	—	4,546
Operating Expenses	2,834	1,685	3,302	1,842	9,663

Income (loss) from operations	(2,499)	(487)	(289)	(1,842)	(5,117)
Other income (expense)	(37)	—	(5)	146	104

Income/(Loss) from operations	$(2,536)	$(487)	$(294)	$(1,696)	$(5,013)

Total assets as of December 31, 2004	$3,957	$6,028	$8,895	$4,635	$23,515

For the year ended December 31, 2003	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$88	$—	$21,305	$—	$21,393
Cost of sales	44	—	17,146	1	17,191

Gross profit	44	—	4,159	(1)	4,202
Operating Expenses	2,201	—	2,592	89	4,882

Income (loss) from operations	(2,157)	—	1,567	(90)	(680)
Other income (expense)	(28)	—	4	281	257

Income/(Loss) from operations	$(2,185)	$—	$1,571	$191	$(423)

Total assets as of December 31, 2003	$1,696	$—	$8,319	$6,034	$16,049

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

Preferred stock    Global ePoint is authorized to issue up to two million shares of Preferred Stock without further stockholder approval; the rights, preferences and privileges of which would be determined at the time of issuance. On August 5, 2004, Global ePoint, Inc. completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds from the transaction were $5.5 million. Related issuance costs of $.6 million resulted in net proceeds of $4.9 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of the Company’s common stock is less than $4.76 per share, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. In accordance with applicable accounting guidelines, Management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black Scholes model to compute the fair value of the warrants assuming 65.8% market sector volatility and 2.75% risk free rate which resulted in a $.6 million fair value for the 340,000 warrants issued. The warrants have an exercise price $4.76 per share. The remaining $4.3 million was allocated to the Series A preferred stock resulting in an effective conversion price for the embedded options contained within the Series A preferred stock of $3.82 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $.6 million beneficial conversion to the holders of the Series A preferred stock. Additionally, on December 5, 2004 the holders of the Series A preferred stock elected to convert 21,000 preferred shares into common shares. As per the conversion calculations the Series A preferred stock was converted using $3.00 per common share resulting in a beneficial conversion of $1 million. The beneficial conversion is treated as a non-cash preferred stock dividend. The Company paid monthly dividends of 5% per annum with respect to the Series A preferred stock on the gross proceeds from the August 5, 2004 closing date through the October 20, 2004 effective date of the Form S-3 Registration Statement declared effective by the Securities Exchange Commission. No additional dividend payments with respect to the Series A preferred stock were paid subsequent to October 20, 2004. The Series A preferred stock has a $5.5 million liquidation preference at issuance. The exercise price of the warrants is not subject to adjustment other than customary anti-dilution adjustments.

Common stock    Global ePoint is authorized to issue 50,000,000 share of $.03 par value common stock of which 12,122,552 shares are issued and outstanding as of December 31, 2004. On December 22, 2004, the Company completed a private placement sale of our common shares, investment rights and warrants to six institutional investors for aggregate initial gross proceeds of $2.5 million. The investors included Iroquois Capital LP, Cranshire Capital, L.P., Omicron Master Trust, DKR Soundshore Oasis Holding Fund Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund, Ltd. Pursuant to the Securities Purchase Agreement, we issued to the investors 500,000 shares of our common stock at a price of $5.00 per share. The Company also granted to the investors warrants to purchase 125,000 common shares over a three year period at an exercise price of $ 6.91 per share. Management used the Black Scholes model to compute the fair value of the warrants assuming 89.5% market sector volatility and 2.75% risk free rate which resulted in a $418,000 fair value for the 125,000 warrants issued. The investors also have the right to purchase an aggregate of 400,000 additional common shares (investment rights) at $5.00 per share during the 90 trading day period following the effectiveness of a selling shareholder registration statement that we are required to file with the SEC within thirty days following the closing for purposes of registering the resale of the investors’ common shares, including the common shares

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuable upon exercise of the investment rights and warrants. Management used the Black Scholes model to compute the fair value of the investment rights assuming 89.5% market sector volatility and 2.75% risk free rate which resulted in a $384,000 fair value for the 400,000 additional investment rights issued. Neither the $5.00 per share offering price nor the exercise price of the investment right or warrants are subject to adjustment, except in the case of the investment rights and warrants for standard anti-dilution relating to stock splits, combinations and the like.

Stock option plans    Global ePoint has two employee stock option plans whereby options to purchase 1,157,500 shares of Global ePoint’s Common Stock were allowed to be granted to certain executives and employees, and an option plan for directors under which options for 175,000 shares of Global ePoint’s Common Stock may be issued to directors of Global ePoint. Substantially all the options outstanding for these plans are held by directors and former executives of the Company. One stock option plan covering 157,500 of the options expired in 2003 and the remaining stock option plans expire in 2004. Additionally, the Company adopted a new Employee Stock Incentive Plan in 2004. The Incentive Plan authorized options to purchase 2 million shares of Global ePoint’s common stock and 1.7 million options have been issued in accordance with the plan. Substantially all of the options outstanding under this plan were issued to directors or employees of the Company. One million of the options issued in accordance with the plan expire in 2012 the remaining options expire in 2009. The Company also adopted an Employee Purchase Plan in 2004. The Plan authorizes the purchase of 250,000 common shares. The purpose of the Employee Stock Purchase Plan is to provide eligible employees with an opportunity to acquire an ownership interest in the Company through the purchase of Common Stock of the Company on favorable terms through payroll deductions. As of December 31, 2004, no shares have been purchased through the Employee Purchase Plan.

Information regarding these option plans and grants as of December 31, 2004 and 2003, respectively, follows:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,195,334	$2.86	1,067,001	$2.79
Granted	1,673,000	4.55	362,000	2.87
Exercised	(26,666)	1.94	(73,334)	(1.39)
Forfeited	(116,668)	9.88	(160,333)	(3.11)

Ending balance	2,725,000	3.61	1,195,334	2.86

Exercisable at year end	1,600,000	$2.89	1,055,334	$2.68

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 12/31/04	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price	Outstanding at 12/31/04	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price
$1.21 – 1.26	422,000	1.57	$1.26	422,000	1.57	$1.26
1.51 – 2.40	490,000	2.01	2.12	490,000	2.01	2.12
2.77 – 3.62	363,000	4.16	3.02	228,000	3.77	3.14
4.85 – 4.88	1,390,000	6.74	4.87	400,000	6.44	4.87
6.47	60,000	3.84	6.47	60,000	3.84	6.47

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock warrants    Global ePoint has granted warrants to purchase Common Stock to investors, consultants, lenders and creditors. Information regarding these warrants for the periods ending December 31, 2004 and 2003 follows:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	290,434	$2.35	395,101	$2.51
Issued	505,000	5.45	35,000	2.56
Exercised	(59,250)	(1.79)	(3,000	(1.59)
Forfeited			(136,667)	(3.91)

Ending balance	736,184	$4.43	290,434	$2.35

For the two-year period ending December 31, 2004, the following warrants were issued and included in the above table:

Effective August 5, 2004, warrants to purchase 340,000 shares of Common Stock were issued as a result of the issuance of the Series Preferred Stock. The warrants have an exercise price of $4.76 per share and are exercisable over a three year period commencing on the date of issuance.

Effective December 15, 2004, warrants to purchase 15,000 shares of Common Stock were issued to the Company’s outside public relations firm. The warrants have an exercise price of $6.50 per share and are exercisable over a three year period commencing on the date of issuance.

Effective December 22, 2004 warrants to purchase 150,000 shares of Common Stock were issued as a result of the Private Placement transaction whereby 500,000 investment units were purchased from the Company. The warrants have an exercise price of $6.91 per share and are exercisable over a three year period commencing on the date of issuance.

Effective August 1, 2003, warrants to purchase 10,000 shares of Common Stock were issued to consultants. The warrants have an exercise price of $3.78 per share and are exercisable over a three-year period commencing on the date of the issuance. The expense relating to this warrant was recognized prior to the Merger and was not reflected in these financial statements because the Merger has been treated for accounting purposes as a reverse acquisition.

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

Information regarding the Auspex Options follows:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning Balance	1,384,102	$2.39	1,511,015	$2.49
Exercised	(36,334)	(1.35)	—	—
Expired	(126,668)	(9.25)	(126,913)	(3.75)

Ending balance	1,221,100	$1.71	1,384,102	$2.39

Pursuant to the Private Placement sale of 500,000 investment units on December 22, 2004 the Company issued Additional Investment Rights to purchase 400,000 shares of Common Stock. The additional investment rights have an exercise price of $5.00 per share and are exercisable beginning February 14, 2005 and expire ninety trading days from the initial exercise date.

The following table summarizes information about the fixed-price warrants, additional investment rights, and other stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding at 12/31/04	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price	Exercisable at 12/31/04	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price
$1.15 – 1.31	987,200	1.53	$1.25	558,600	1.51	$1.25
1.50 – 1.91	845,418	2.16	1.71	455,834	2.09	1.71
2.38 – 3.62	969,666	2.19	2.64	544,666	2.17	2.72
4.76 – 5.20	2,140,000	4.89	4.88	750,000	4.63	4.83
6.47 – 6.91	240,000	3.01	6.75	240,000	3.01	6.75

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Commitments and Contingencies

Lease commitments:

Global ePoint leases certain facilities under month-to-month arrangements and one facility under an operating lease expiring in April 2013. Rent expense for all facilities totaled $734,000 and $214,000 for the years ended December 31, 2004 and 2003, respectively. The Company subleases one of its facilities under an operating lease expiring in April 2013. Rental income totaled $276,000 in 2004. Future minimum rentals under non-cancelable operating leases, as of December 31, 2004, are as follows (in thousands):

Year Ending December 31,	Lease Expense	Sublease Income
2005	$700	$286
2006	711	296
2007	607	306
2008	309	317
2009	308	328
Thereafter	2,519	2,683

Total	$5,154	$4,216

Other commitments:

In February 2004, the Company entered into a product development and marketing agreement with a company providing next-generation remote video and control products, solutions and services. The strategic relationship provides Global ePoint with the right to manufacture and market products of the company in consideration for a $250,000 investment in common stock of the company. The initial investment of $100,000 in common stock was to be used for general working capital the remaining $150,000 shall be used by Global ePoint to build hardware products for the company. Additional shares of the company will be issued as benchmark costs are reached in the development of the hardware products. The initial investment of $100,000 is included in the other assets caption of the accompanying consolidated balance sheet.

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

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45. Management considers such factors as the degree

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2004, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

Contingencies

On April 26, 2004, the Company acquired certain assets from Insolvency Services Group, Inc. (“ISG”), which had acquired those assets from Greenick, Inc. d/b/a AirWorks, Inc. (“AirWorks”) pursuant to a general assignment. In accordance with the agreement, a contingency payment of up to $3,000,000 in cash may also be payable for the assets. In order to receive any contingency payment, certain financial performance benchmarks must be attained. Upon attaining a certain benchmark, a proportional payment will be made until a second benchmark is attained at which point any remaining contingency payments up to an aggregate of $3,000,000 will be made. The contingency payments, if any, are due the later of December 1, 2004, or the date 30 days after the benchmark is first attained. However, no contingency payments will be required if the benchmarks are not attained within one year of the closing date. No liabilities have been recorded for the contingent payment as the minimum benchmarks have not been met to date.

On April 5, 2004, the Company and Next Venture, Inc. d/b/a Sierra Group, a California corporation (“Next Venture”) executed an Asset Purchase Agreement. Pursuant to that agreement, the Company will be required to pay up to $2,750,000 in Common Stock, subject to the acquired operations achieving certain sales targets in the 12-month period following the closing of the acquisition. If the acquired operations meet the sales levels required for receipt of the stock by the seller, the Company would be required to issue the stock approximately one year from the date of the acquisition at the average price of the Company’s stock over the 30 trading days prior to the issuance of the stock. If the Company is required to issue its stock to the seller, the Company’s current stockholders would experience dilution of their ownership interests and, potentially, the Company’s earnings per share may be diluted.

14.    Subsequent Events

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 1%. The initial interest rate is 6.5% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2006. As of April 14, 2005, a total of $400,000 has been advanced to Best Logic pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

In March 2005, the Series A preferred stockholders converted 10,000 preferred stock shares into 333,333 shares of common stock.

EXHIBIT INDEX

Item No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated as of April 5, 2004, by and among Global ePoint and Next Venture, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 5, 2004.

2.2	Bill of Sale, dated April 26, 2004, by and among Global ePoint, Inc. and Insolvency Services Group, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.3	Asset Agreement, dated April 24, 2004, by and among Global ePoint and Greenick, Inc., effective April 15, 2004	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.4	Addendum to Asset Agreement, dated as of April 21, 2004, by and among Global ePoint and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.5	Second Addendum to Asset Agreement, dated as of May 10, 2004, between Global ePoint and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.6	Agreement dated April 21, 2004, by and among Global ePoint, Inc. and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

3.1.1	Amended and Restated Articles of Incorporation dated March 1, 1993	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993

3.1.2	Certificate of Amendment to Articles of Incorporation dated August 6, 1996	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended Sep 30, 1996

3.1.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000

3.1.4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 28, 2003	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

3.1.5	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Global ePoint, Inc.	Incorporated by reference to Registrant’s Current Report on Form 8.k filed on August 11, 2004

3.2.1	Restated By-Laws dated March 1, 1993	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993

3.2.2	Restated By-Laws Amendment thereto dated May 27, 1993	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993

4.1*	Global ePoint, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Appendix C to Registrant’s Definitive Proxy Statement filed on December 10, 2004

4.2*	Global ePoint, Inc. 2004 Employee Stock Purchase Plan	Incorporated by reference to Appendix D to Registrant’s Definitive Proxy Statement filed on December 10, 2004

E-1

Item No.	Description	Method of Filing
10.1	Form of Indemnification Agreement between Registrant and its officers and directors	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993

10.2	Subscription Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.3	Registration Rights Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.4	[Form of] Warrant to Purchase Common Stock granted to Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.5	Securities Purchase Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.6	Form of Additional Investment Right	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.7	Form of Warrant	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.8	Lease dated January 1, 2004 between Avatar Technology, Inc. and Best Logic LLC	Filed herewith

10.9	Lease dated January 1, 2004 between Avatar Technology, Inc. and McDigit, Inc.	Filed herewith

10.10	Lease dated May 28, 2004 between Max Properties, LLC and Global Airworks, Inc.	Filed herewith

21	Subsidiaries	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.

E-2