Form 10QSB
period 2005-03-31
GLOBAL EPOINT INC
filed 2005-05-23
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of May 20, 2005, there were 12,465,885 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format. Yes  ☒ No  ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2005

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF MARCH 31, 2005

(Thousands of dollars, except per share amounts)
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$2,728
Accounts receivable - related parties	4,303
Inventory	3,589
Other current assets	386

Total current assets	11,006

Property, plant and equipment, net	828
Card dispensing equipment and related parts	885
Goodwill	6,328
Other intangibles	1,341
Deposits and other assets	868

Total other assets	10,250

Total assets	$21,256

Liabilities and Stockholders’ equity

Current Liabilities:
Bank Overdraft	$259
Accounts payable	2,321
Accounts payable - related parties	6,883
Accrued expenses	594
Customer deposits	101
Due to stockholder	145
Loan payable	1,442

Total current liabilities	11,745

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 2,000,000 shares authorized, 55,000 shares issued, 24,000 shares outstanding aggregate liquidation preference $2,400,000	1,886
Common stock, $.03 par value, 50,000,000 shares authorized and 12,465,885 shares issued and outstanding	374
Paid-in capital	13,427
Accumulated deficit	(6,176)

Total stockholders’ equity	9,511

Total liabilities and stockholders’ equity	$21,256

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Thousands of dollars, except per share amounts)	For the three months ended
	March 31, 2005	March 31, 2004
Net sales	$5,476	$4,430
Cost of sales	4,312	3,355

Gross profit	1,164	1,075

Operating Expenses:
Selling and marketing	874	420
General and administrative	1,566	902
Research and development	278	251
Depreciation and amortization	97	16

Total operating expenses	2,815	1,589

Loss from operations	(1,651)	(514)
Other income (expense)	(8)	152

Loss before income tax provision	(1,659)	(362)
Income tax provision	—	—

Net Loss	(1,659)	(362)
Preferred stock dividend	(492)	—

Net Loss applicable to common stockholders	$(2,151)	$(362)

Loss per share - basic	$(0.17)	$(0.03)

Loss per share - fully diluted	$(0.17)	$(0.03)

Weighted average shares and share equivalents	12,234	10,840

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004

(Thousands of dollars)	2005	2004
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net loss	$(1,659)	$(362)
Adjustments to reconcile net loss to net cash flows provided (used) by operating activities:
Depreciation and amortization	97	16
Provision for bad debt	25	—
Increase/(decrease) from changes in:
Accounts receivable	171	(1,800)
Accounts receivable - related parties	3,240	1,028
Inventory	226	469
Other current assets	(153)	(82)
Bank overdraft	259	—
Accounts payable	(25)	182
Accounts payable - related parties	(235)	(844)
Accrued expenses	(78)	(171)
Customer deposits	(24)	51

Net cash provided (used) by operating activities	1,844	(1,513)

CASH FLOWS USED BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(55)	(93)
Intangibles	(23)	—
Additions to other assets	(24)	(607)

Net cash used in investing activities	(102)	(700)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Loan payable	415	—
Borrowings from related parties	(3,111)	1,932
Advances from stockholder	—	34
Proceeds from exercise of stock options	17	52

Net cash provided (used) by financing activities	(2,679)	2,018

NET DECREASE IN CASH AND CASH EQUIVALENTS	(937)	(195)
CASH AND CASH EQUIVALENTS, beginning of period	937	1,644

CASH AND CASH EQUIVALENTS, end of period	$0	$1,449

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Thousands of dollars and shares)	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2004	34	$2,672	12,123	$363	$12,635	$(4,517)	$11,153
Common stock issued upon options exercise	—	—	10	1	16	—	17
Preferred Stock Conversion	(10)	(786)	333	10	776	—	—
Net loss from operations	—	—	—	—	—	(1,659)	(1,659)

Balances, March 31, 2005	24	$1,886	12,466	$374	$13,427	$(6,176)	$9,511

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

(Formerly McDigit, Inc. and Best Logic, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2005

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

2. Summary of significant accounting policies

Nature of business Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is now headquartered in the City of Industry, California. The primary areas of our business are operated from three divisions: our digital technology division, aviation division and our contract manufacturing division. Our digital technology division designs and markets digital video technology primarily for surveillance systems. Our aviation division provides surveillance and safety products and other electrical applications to the airline industry. Our contract manufacturing division manufactures customized computing systems and digital video recorders for industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems.

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

Merger and basis of presentation On August 8, 2003, Global ePoint, McDigit, and Best Logic completed a “reverse” acquisition (the “Merger”) where the prior owner of McDigit and Best Logic received approximately 50.1% ownership interest of Global ePoint in the transaction. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical financial statements of Global ePoint include only those of McDigit and Best Logic prior to the Merger date, and those of the combination of all the companies subsequent to the Merger date. Additionally, the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc. were acquired in April 2004 (see footnote 9).

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

	For the three months ended ended March 31
	2005	2004
As reported, net loss applicable to common stockholders	$(2,151)	$(362)
Stock-based employee compensation determined under the fair value method, net of related tax effects	(247)	(56)

Pro forma	$(2,398)	$(418)

Loss per common share, basic and fully diluted:
As reported	$(0.17)	$(0.03)
Pro forma	$(0.19)	$(0.04)

3. Inventories

Inventories consisted of the following as of March 31, 2005 (in thousands):

Computer component parts	$1,732
Video and data recording component parts	1,267
Cockpit door surveillance system and wire harness component parts	590

Total	$3,589

4. Property and equipment

Property and equipment consisted of the following as of March 31, 2005 (in thousands):

Furniture and equipment	$338
Computer equipment and software	278
Building improvements	407
Tooling and demo units	34
Vehicles	29

Totals	$1,086
Less accumulated depreciation	(258)

Property and equipment, net	$828

5. Goodwill

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At March 31, 2005 the net amount of $7.6 million of goodwill and intangible assets represented 36% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $300,000 from the asset purchase of Perpetual. The goodwill arising from the Merger has been subject to its annual impairment test. Application of the discounted cash flow methodology to Management assumptions did not identify any impairment to the Merger goodwill. Management has reviewed the remaining accumulated goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2005 or 2004. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

6. Business concentrations

Sales and purchases For the three months ended March 31, 2005 and 2004 , three and two customers, respectively, accounted for 67% and 76% of the Company’s sales, respectively, and 57% and 84% of the accounts receivable as of March 31, 2005 and 2004 , respectively. For the three months ended March 31, 2005 and 2004, three and two vendors accounted for 33% and 46% of the Company’s purchases, respectively and 68% and 85% of the accounts payable as of March 31, 2005 and 2004, respectively. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Pre-Merger Loans Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of March 31, 2005, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, more equipment for production and assembly, and more warehouse space, totaled $107,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,450 and $22,000 for the three months ended March 31, 2005 and 2004, respectively.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and majority stockholder, Mr. John Pan (“Related Parties”). Those types of transactions occurred with the Related Parties prior to the completion of the Merger and have continued subsequent to the Merger, although there can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are with our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of March 31, 2005 were as follows:

As of March 31,
(Thousands of dollars)	2005
Balances due from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—
(B) (100% owned by CFO/Chairman)	2,808
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	620

Totals	$3,428

Balances due to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—
(B) (100% owned by CFO/Chairman)	—
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	6,648

Totals*	$6,648

*	Balances due to Related Parties include trade payables for purchases of component parts from Related Parties as well as advances for working capital purposes. These balances are included in Accounts Payable – Related Parties or Due to Related Parties on the accompanying condensed consolidated balance sheet as of March 31, 2005 based on the nature of the related activity.

	For the three months ended March 31
(Thousands of dollars)	2005	2004
Product purchases from Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$—
(B) (100% owned by CFO/Chairman)	491	205
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	448	1,498

Totals	$939	$1,703

Product sales to Related Parties were as follows:
(A) (50% owned by CFO/Chairman)	$—	$39
(B) (100% owned by CFO/Chairman)	1,054	949
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	12	310

Totals	$1,066	$1,298

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

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended March 31, 2005:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(2,151)	12,234	$(0.17)
For the three months ended March 31, 2004:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(362)	10,840	$(0.03)

9. Acquisitions

On April 5, 2004, the Company and Next Venture, Inc. d/b/a Sierra Group, a California corporation (“Next Venture”) executed an Asset Purchase Agreement. Pursuant to that agreement the Company purchased substantially all of the assets used in Next Venture’s Perpetual digital division (“Perpetual”), including intellectual property and ongoing supply agreements. Perpetual is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance. In consideration for the assets, the Company paid $353,000 in cash. In addition to the cash, the Company agreed to forgive the collection of an account receivable from Next Venture in the amount of approximately $152,000. The Company will be required to pay up to $2,750,000 in Common Stock, subject to the acquired operations achieving certain sales targets in the 12-month period following the closing of the acquisition. No liabilities have been recorded for the contingent payment as the sales targets have not been met to date.

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

The following selected financial data reflects consolidated pro forma information as if the acquisition of Airworks had occurred January 1, 2004.

(Thousands of dollars, except per share amounts)	Three months ended March 31
	2005	2004
Pro Forma Consolidated Net Sales	$5,476	$5,438
Pro Forma Net (Loss) Income	(2,151)	(720)
Loss per share:
Basic and diluted, pro forma	$(0.17)	$(0.07)

10. Segment reporting

The Company operates in three business segments; marketing, developing and distributing advanced digital technology products related to digital video, audio and data transmission and recording products (digital technology), flight support business including aircraft electronics and communications systems (aviation) and the assembly and distribution of computer systems, digital video recorders and computer related components (contract manufacturing). The Corporate category primarily relates to activities associated with income and expense of non-core continuing business of the pre-merged public entity. The Company evaluates segment performance based on income from operations and total assets. All inter-company transactions between segments have been eliminated. Information with respect to the Company’s operating (loss) income by segment is as follows:

For the three months ended March 31, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$370	$442	$4,664	$—	$5,476
Cost of sales	243	308	3,761	—	4,312

Gross profit	127	134	903	—	1,164
Operating Expenses	918	555	763	579	2,815

Income (loss) from operations	(791)	(421)	140	(579)	(1,651)
Other income (expense)	(8)	—	—	—	(8)

Income/(Loss) from operations	$(799)	$(421)	$140	$(579)	$(1,659)

Total assets as of March 31, 2005	$3,778	$5,073	$7,785	$4,620	$21,256

For the three months ended March 31, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$31	$—	$4,399	$—	$4,430
Cost of sales	26	—	3,329	—	3,355

Gross profit	5	—	1,070	—	1,075
Operating Expenses	494	—	888	207	1,589

Income (loss) from operations	(489)	—	182	(207)	(514)
Other income (expense)	(2)	—	47	107	152

Income/(Loss) from operations	$(491)	$—	$229	$(100)	$(362)

Total assets as of March 31, 2004	$2,412	$—	$10,124	$6,971	$19,507

11. Series A Preferred Stock and Common Stock Warrants

On August 5, 2004, Global ePoint, Inc. completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds from the transaction were $5.5 million. Related issuance costs of $.6 million resulted in net proceeds of $4.89 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of the Company’s common stock is less than $4.76 per share, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. The Series A preferred stock had a $5.5 million liquidation preference at issuance. The holders of the Series A preferred stock elected to convert 21,000 preferred shares into common shares on December 5, 2004 an additional 10,000 preferred shares were converted into common shares on March 5, 2005. As per the conversion calculations the Series A preferred stock was converted using $3.00 per common share resulting in a beneficial conversion of $1 million for the 21,000 converted preferred shares and $.5 million for the 10,000 converted preferred shares. The beneficial conversion is treated as a non-cash preferred stock dividend.

12. Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 1%. The initial interest rate is 6.5% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2006. As of May 2005, a total of $700,000 has been advanced to Best Logic pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

13. Subsequent Events

Series B Financing

On May 20, 2005, the Company completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by MAG Capital, LLC, of Los Angeles, California. The gross proceeds from the transaction were $1.5 million. Related issuance costs of approximately $150,000 resulted in net proceeds of approximately $1.35 million. The preferred stock is convertible into common shares at $2.80 per share. The Company also sold to the investors warrants to purchase an aggregate of 267,857 common shares at an exercise price of $3.50 per share over a three year period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our operations currently consist of three divisions:

•	digital technology focusing on designing, developing, manufacturing, and distributing complete secure network digital video systems and total solutions for law enforcement, military, homeland security, commercial, industrial, and consumer markets;

•	aviation primarily providing surveillance and safety products to the commercial airline industry; and

•	contract manufacturing and sales of digital video recorders and customized computing systems and for the commercial, industrial, and consumer sectors.

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

Our business strategy includes developing a full line of high value security products deploying the latest technologies. We have spent significant resources with our research and development team developing a base platform for our security surveillance product line. We anticipate launching the first phase of our new digital video recorder product line in mid 2005. Using this platform we plan to hire additional offshore specialty engineers to supplement our existing core research and development team to enable faster, cost effective product development focused on security application solutions. Our strategy is to use our research and development expertise to create new proprietary technologies for digital video applications, and also seek to create intellectual properties for contract manufacturing customers, thereby enabling us to engage in both original equipment manufacturing and original design manufacturing.

To implement planned technology advances and new product development, we continue to focus resources on new, proprietary digital compression technology, Internet protocol applications, and database management applications. We believe these elements are keys to developing the secure network digital video technology that is expected to drive the development of our next generation of digital video surveillance products. High-end software for intelligent management of data transmitted from secure digital video networks is also planned as a component of our total digital video technology solutions.

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

On May 20, 2005, we completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by MAG Capital, LLC, of Los Angeles, California. The gross proceeds from the transaction were $1.5 million. Related issuance costs of approximately $150,000 resulted in net proceeds of approximately $1.35 million. The preferred stock is convertible into common shares at $2.80 per share. The Company also sold to the investors warrants to purchase an aggregate of 267,857 common shares at an exercise price of $3.50 per share over a three year period.

RESULTS OF OPERATIONS – COMBINED

The following is a schedule showing the combined operations for our digital technology, aviation and contract manufacturing divisions, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-reverse-acquisition company, as well as general overall corporate expenses.

For the three months ended March 31, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$370	$442	$4,664	$—	$5,476
Cost of sales	243	308	3,761	—	4,312

Gross profit	127	134	903	—	1,164
Operating Expenses	918	555	763	579	2,815

Income (loss) from operations	(791)	(421)	140	(579)	(1,651)
Other income (expense)	(8)	—	—	—	(8)

Income/(Loss) from operations	$(799)	$(421)	$140	$(579)	$(1,659)

Total assets as of March 31, 2005	$3,778	$5,073	$7,785	$4,620	$21,256

For the three months ended March 31, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$31	$—	$4,399	$—	$4,430
Cost of sales	26	—	3,329	—	3,355

Gross profit	5	—	1,070	—	1,075
Operating Expenses	494	—	888	207	1,589

Income (loss) from operations	(489)	—	182	(207)	(514)
Other income (expense)	(2)	—	47	107	152

Income/(Loss) from operations	$(491)	$—	$229	$(100)	$(362)

Total assets as of March 31, 2004	$2,412	$—	$10,124	$6,971	$19,507

RESULTS OF OPERATIONS – DIGITAL TECHNOLOGY DIVISION

For the Three Months Ended March 31, 2005 Compared to March 31, 2004

We formed our digital technology division to focus on the development of digital products and technologies for law enforcement, commercial and industrial security applications. In April 2004, we acquired the assets of the Perpetual division of Next Venture, Inc. to continue the build out of product offerings within the commercial and industrial security marketplace.

In the fourth quarter of 2004 we launched the Perpetual Digital product line of digital video surveillance security products to be marketed through wholesale distribution. At the same time, we added four sales people to cover the North American distribution channel. Our sales team has successfully established relationships with 16 distributors with the potential to distribute our products in 109 locations across North America. Additionally, we initiated an advertising campaign to generate brand awareness for our Perpetual Digital products. We intend to expand our advertising and initiate promotional campaigns to continue the development of the Perpetual Digital brand and gain market acceptance for our product line.

Our mobile digital products are currently targeting law enforcement and military applications. The products are currently being evaluated by several law enforcement customers but have not generated significant revenues to date. We are developing additional applications within the commercial and industrial sectors for potential sales opportunities for our mobile security product offerings.

The division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications.

Revenues for the three months ended March 31, 2005 totaled $370,000 compared to $31,000 for the three months ended March 31, 2004. The increase in revenues is the result of the addition of the Perpetual product line to the digital technology division. Gross margins for the quarter ended March 2005 were 34.3% compared to 16.1% in the quarter ended March 2004.

Research and development costs increased to $278,000 for the three months ended March 30, 2005 from approximately $252,000 for the same three month period of 2004. The increase is the result of an increase in material costs of $41,000 offset by a reduction in personnel costs.

Selling expenses increased $246,000 for the three months ended March 31, 2005 to $394,000 from $148,000 for the same period of the prior year. The increase is due to the launch of the Perpetual Digital product line which required the addition of sales personnel comprising $207,000 of the increase and $31,000 for advertising and promotion expenses incurred for the initial launch of the Perpetual Digital product line.

General and administrative expenses totaled $219,000 compared to $88,000 for the three month period ended March 31, 2004. This increase was due to $83,000 of additional personnel, rent and other expenses resulting from the Perpetual business as there were no comparable expenses in 2004 and $49,000 increase in medical, workers compensation, and general liability and other insurance expenses as no comparable expenses were allocated to the division in the first quarter of 2004.

The Perpetual digital product launch and expansion of our salesforce along with our continued investment in research and development resulted in a loss of $799,000 for the digital technology division for the quarter ended March 2005 compared to a net loss of $491,000 for the quarter ended March 2004. The Perpetual Digital product launch is in its early stage of development and has not generated significant revenues to date. We expect our continued investment in sales and marketing will result in substantive sales growth for our Perpetual Digital products.

RESULTS OF OPERATIONS – AVIATION DIVISION

Our aviation division, known as Global Airworks, is an aviation service company specializing in commercial aircraft surveillance systems and interior modification, serving both domestic and international carriers as well as original equipment manufacturers and suppliers. Our products and services primarily relate to airline surveillance and security systems, new or upgraded communication systems, in flight entertainment systems, and comfort and convenience systems. Our current products include Cockpit Door Surveillance Systems (CDSS) which uses digital video technology to allow the pilot to view activity behind the secured cockpit door from the cockpit. We have also developed an Electronic Flight Bag that uses digital technology to store and retrieve flight manuals and procedures. In addition, we provide smoke detection and fire suppression systems and wire and harness solutions for various electrical applications within an aircraft.

Revenues for the quarter ended March 31, 2005 totaled $442,000 comprised of sales of CDSS, wire and harness, and installation services. Cost of goods sold for the quarter ended March 31, 2005 was $308,000. Gross margins were 30.3% for the first quarter ended March, 2005.

Operating expenses totaled $555,000 for the first quarter ended March 31, 2005. Significant expenses included salaries and related payroll taxes totaling $311,000 of which $50,000 was accrued in the first quarter relating to a noncompete agreement within the employment agreement of a key employee, rent expense of $49,000, amortization expense for our STCs totaled $41,000 and travel expenses of $37,000. As a result, the aviation division incurred a net loss of $421,000 in the first quarter ended March 31, 2005.

We are positioned to take advantage of the market opportunities that will be presented by the expected release of mandates from both the Federal Aviation Administration (FAA) and the European aviation regulatory authorities, the European Aviation Safety Agency (EASA) and the Joint Aviation Authority (JAA). We have obtained all FAA Supplemental Type Certificates (STC) for the installation of CDSS on all Boeing aircraft types and all Airbus aircraft (except the A380, their latest aircraft model). Therefore, any new orders will not require any engineering or certification work, but simply manufacturing and shipping. We currently have $2.8 million in contracts with a Scandinavian airline pending the EASA/JAA mandate for flight deck door monitoring systems.

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

For the Three Months Ended March 31, 2005 Compared to March 31, 2004

Net sales for the first quarter ended March 31, 2005 increased to $4.7 million from $4.4 million in the first quarter ended March 2004. The increase in net sales was due to the increase in sales of industrial computer products to $3.1 million from $2.8 million in the first quarter 2004. In the first quarter of 2005 and 2004, net sales of lower margin consumer computer products were $1.6 million. Cost of sales was $3.7 million for the quarter ended March 31, 2005, or 80.6% of sales compared to $3.3 million or 75.7% of sales for the corresponding quarter of 2004. The increase in the cost of sales as a percentage of net sales was due to a decrease in margins on our consumer PC products and inventory count discrepancies which led to an adjustment to inventory in the first quarter of 2004 resulting in a 2.5% reduction in the cost of sales as percent of net sales. As a result, gross margins for the first quarter of 2005 were 19.4% compared to 24.3% in the first quarter 2004.

Operating expenses for the quarter ended March 31, 2005 were $763,000, or 16.4% of sales, compared to $888,000, or 20.1% of sales, in the quarter ended March 31, 2004. Improvements in manufacturing efficiency resulted in a $60,000 reduction in manufacturing direct labor in the first quarter of 2005 from the first quarter of 2004. Rent expense decreased $35,000 for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to the subleasing of excess warehouse and office space beginning the fourth quarter of 2004.

As a result, net income for the contract manufacturing division was $140,000 for the three months ended March 31, 2005 compared to $229,000 for the three months ended March 31, 2004.

RESULTS OF OPERATIONS - CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-reverse-acquisition company, as well as general overall corporate expenses. During the three months ended March 31, 2005, corporate general and administrative costs totaled $579,000 compared to $207,000 for the three months ended March 31, 2004. Payroll expenses increased $162,000 to $212,000 in the first quarter of 2005 compared to $49,000 in the first quarter of 2004. The increase is primarily due to the adjustment of management compensation to a competitive market based compensation structure beginning in the second quarter of 2004. Professional fees associated with a public company were $337,000 for the three months ended March 31, 2005 compared to $158,000 for the three months ended March 31, 2004. The increase was due to an increase in costs related to public relations and promotion.

There was no other income in the first quarter of 2005 compared to $107,000 of other income in the first quarter of 2004 which primarily related to earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business.

The net result for corporate operations was a net loss of $579,000 in the three months ended March 31, 2005 compared to a net loss of $100,000 for the three months ended March 31, 2004.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, Global ePoint incurred a net loss from operations of $1.7 million for the three months ended March 31, 2005. The conversion of a portion of our Series A preferred stock generated a non-cash preferred dividend of $492,000 resulting in a net loss applicable to common stockholders of $2.1 million, or $(.17) per share for the three months ended March 31, 2005, compared to net loss of $362,000, or $(.03) per share for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended March 31, 2005 was $1.8 million as compared to cash used by operations of $1.5 million for the corresponding period of 2004. The primary sources of cash were $2.0 million decrease in accounts receivable in the normal course of our sales cycles and $2.2 reduction in related party accounts receivable which was offset primarily by $1.3 million increase in the operating loss.

As of March 31, 2005, we had net working capital deficit totaling $739,000 including a cash overdraft of $259,000. Net cash provided by operating activities totaled $1.8 million for the three months ended March 31, 2005 as compared to cash used by operating activities of $1.5 million for the three months ended March 31, 2004. This cash was primarily provided through the reduction of related party accounts receivable which was used to partially offset borrowings from related parties.

Cash used in investing activities for the first quarter of 2005 consisted of $102,000 compared to $700,000 for the first quarter of 2004. The cash was used for the purchase of equipment and other assets.

Net cash used by financing activities for the three months ended March 31, 2005 totaled $2.7 million. In March 2005 our contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements of which $400,000 was provided for operations as of March 31, 2005. Additionally, the reduction of related party accounts receivable was used to offset borrowings from related parties in the amount of $3.1 million. As of March 31, 2005, the total outstanding balance on loans from related parties was $1.0 million. Cash provided by financing activities for the three months ended March 31, 2004 was $2.0 million which was primarily from related parties. As a result of the total cash activities, net cash decreased $.9 million from December 31, 2004 to March 31, 2005.

As of March 31, 2005, we had net working capital deficit totaling $739,000 including a cash overdraft of $259,000. Our working capital has continued to deteriorate due to ongoing losses. In May 2005, we completed a private placement sale of Series B preferred stock and warrants. The gross proceeds on the transaction were $1.5 million with net proceeds of approximately $1.35 million (see Subsequent Events). We have prepared an analysis of our working capital requirements and we believe that we will need an additional $5 million of capital, in addition to the proceeds of the Series B financing, our existing cash and cash equivalents and cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. We are in discussions to acquire a Southern California based company, if successful, the terms of the transaction will require an initial deposit of $500,000 and a loan for an additional $500,000. We will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

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

We require additional funding in the future to continue to operate our business. As of March 31, 2005, we had net working capital deficit totaling $739,000 including a cash overdraft of $259,000. Our working capital has continued to deteriorate due to ongoing losses. We completed the private placement sale of our Series B Preferred Stock in May 2005 for the gross proceeds of $1.5 million. However, we have prepared an analysis of our working capital requirements and we believe that we will need an additional $5 million of capital, in addition to the proceeds of the Series B financing, our existing cash and cash equivalents and cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for at the next 12 months. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our chief financial officer, chairman, and largest stockholder. During 2004 and the first quarter of 2005 we purchased approximately $5.7 and $.9 million, respectively, worth of products from these related parties. This represents 35% and 22% of our overall cost of goods for the year ended December 31, 2004 and three months ended March 31, 2005, respectively. In addition, during 2004 and the first quarter of 2005, we sold approximately $7.8 and $1.1 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 37% and 19% of our overall sales for the year ended December 31, 2004 and first quarter of 2005, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the three months ended March 31, 2005 and 2004, three and two customers, respectively, accounted for 67% and 76%, respectively, of our sales. One of these customers in 2005 and 2004 was a related party. During the three months ended March 31, 2005 and 2004, three and two vendors, respectively, accounted for 33% and 46%, respectively, of our purchases. Two of these vendors were related parties. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

Our business strategy includes acquiring certain businesses and entering into joint ventures and strategic alliances. Failure to successfully integrate such businesses, joint ventures, or strategic alliances into our operations could adversely affect our business. In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc. and AirWorks, Inc. in April 2004. We may make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to effectively integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

We may be obligated to issue more shares of common stock as a result of our recent acquisitions, and your ownership interest in Global ePoint may be diluted as a result. Pursuant to the reorganization and stock purchase agreement related to the acquisition of McDigit, we may be obligated to issue additional shares of our common stock to Mr. John Pan based on the achievement by us of specific financial milestones in 2005 and on the occurrence of other specific conditions. Accordingly, the final number of shares of our common stock that may be issued pursuant to this agreement may not be known until sometime in 2006; provided, that we know that the aggregate number of shares of common stock that may be issued pursuant to the agreement will not exceed 85% of the then issued and outstanding shares of our common stock. In addition, we may be required to assume more debt or issue common stock to support our recent purchases of assets from Next Venture and AirWorks’ assignee. We will be required to issue common stock in consideration for the assets purchased from Next Venture if certain performance goals are attained. Furthermore, we have borrowed money to support the purchase of AirWorks’ assets and we may be required to borrow additional funds and/or issue stock to cover additional payments required by the asset purchase agreement with AirWorks. If additional common stock is issued, current stockholders’ ownership percentage and earnings per share would become diluted.

ITEM 3.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and continue to evaluate the effectiveness of Global ePoint’s controls and procedures over financial reporting and disclosure (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term “disclosure controls and procedures” is defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the Company’s controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005.

We are continuing to evaluate our internal controls as required by Sections 404(a) of the Sarbanes-Oxley Act of 2002. In the course of our evaluation, we have identified certain deficiencies, which we are addressing. The Merger and additional acquisitions, as summarized in Footnote 9 in the Notes of the Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

4.1	Certificate of Designations of Series B Convertible Preferred Stock	Filed herewith

10.1	Subscription Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Filed herewith

10.2	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Filed herewith

10.3	Warrant to Purchase Common Stock granted to and Purchasers of Series B Convertible Preferred Stock.	Filed herewith

10.4	Promissory Note executed between Best Logic, LLC and Far East National Bank	Filed herewith

	Business Loan Agreement executed between Best Logic, LLC and Far East National Bank	Filed herewith

	Commercial Security Agreement executed between Best Logic, LLC and Far East National Bank	Filed herewith

	Commercial Guaranty executed between Best Logic, LLC and Far East National Bank	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350.	Filed herewith

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: May 23, 2005	/s/ Toresa Lou
Toresa Lou,
Chief Executive Officer

Date: May 23, 2005	/s/ John Pan
John Pan,
Chief Financial Officer and Chairman