Form 10QSB
period 2005-06-30
GLOBAL EPOINT INC
filed 2005-08-19
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

As of August 18, 2005, there were 13,426,474 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format. Yes  ☒ No  ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2005

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF JUNE 30, 2005

(Thousands of dollars, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,589
Accounts receivable, net	2,394
Accounts receivable - related parties	5,943
Inventory	4,204
Other current assets	368

Total current assets	14,498

Property and equipment, net	777
Card dispensing equipment and related parts	885
Goodwill	6,328
Other intangibles	1,386
Deposits and other assets	1,666

Total other assets	11,042

Total assets	$25,540

Liabilities and Stockholders’ equity

Current Liabilities:
Accounts payable	$1,846
Accounts payable - related parties	8,823
Accrued expenses	558
Customer deposits	112
Due to stockholder	145
Loan payable	1,757

Total current liabilities	13,241

STOCKHOLDERS’ EQUITY:

Preferred stock, no par value, 2,000,000 shares authorized
Series A Preferred stock 55,000 shares issued, 24,000 shares outstanding, aggregate liquidation preference $2,400,000	1,886
Series B Preferred stock 15,000 shares issued, 15,000 shares outstanding, aggregate liquidation preference $1,500,000	1,025
Series C Preferred stock 1,250,004 shares issued, 1,250,004 shares outstanding, aggregate liquidation preference $3,500,000	2,451
Common stock, $.03 par value, 50,000,000 shares authorized and 12,513,649 shares issued and outstanding	375
Paid-in capital	14,579
Accumulated deficit	(8,017)

Total stockholders’ equity	12,299

Total liabilities and stockholders’ equity	$25,540

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	For the three months ended		For the six months ended
(Thousands of dollars, except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net sales	$5,176	$4,553	$10,652	$8,982
Cost of sales	4,369	3,586	8,680	6,940

Gross profit	807	967	1,972	2,042

Operating Expenses:
Selling and marketing	758	668	1,632	1,088
General and administrative	1,386	1,441	2,953	2,343
Research and development	403	255	681	506
Depreciation and amortization	100	46	197	63

Total operating expenses	2,647	2,410	5,463	4,000

Loss from operations	(1,840)	(1,443)	(3,491)	(1,958)
Other income (expense)	11	(16)	3	137

Loss before income tax provision	(1,829)	(1,459)	(3,488)	(1,821)
Income tax provision	13	—	13	—

Net Loss	(1,842)	(1,459)	(3,501)	(1,821)
Preferred stock dividend	(880)	—	(1,372)	—

Net Loss applicable to common stockholders	$(2,722)	$(1,459)	$(4,873)	$(1,821)

Loss per share - basic	$(0.22)	$(0.13)	$(0.39)	$(0.17)

Loss per share - fully diluted	$(0.22)	$(0.13)	$(0.39)	$(0.17)

Weighted average shares and share equivalents	12,478	10,848	12,357	10,844

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 and 2004

(Thousands of dollars)	2005	2004
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES:
Net loss	$(3,501)	$(1,821)
Adjustments to reconcile net loss to net cash flows
provided/(used) by operating activities:
Depreciation and amortization	197	63
Provision for bad debts	62	46
Increase/(decrease) from changes in:
Accounts receivable	470	(887)
Accounts receivable - related parties	(571)	3,830
Inventory	(390)	(33)
Other current assets	53	(115)
Accounts payable	(501)	1,036
Accounts payable - related parties	1,706	(1,359)
Accrued expenses	(114)	(83)
Customer deposits	(13)	46
Taxes Payable	—	(12)

Net cash provided/(used) by operating activities	(2,602)	711

CASH FLOWS USED BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(104)	(392)
Goodwill and other intangibles	(68)	(3,802)
Additions to other assets	(1,010)	(117)

Net cash used in investing activities	(1,182)	(4,311)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	730	947
Borrowings from related parties	(940)	1,279
Advances from stockholder	—	(9)
Proceeds from exercise of stock options	29	96
Net proceeds from preferred stock offering	3,476	—
Net proceeds from stock warrants	1,141	—

Net cash provided by financing activities	4,436	2,313

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	652	(1,287)
CASH AND CASH EQUIVALENTS, beginning of period	937	1,644

CASH AND CASH EQUIVALENTS, end of period	$1,589	$357

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
(Thousands of dollars and shares)	Shares	Amount	Shares	Amount
Balances, December 31, 2004	34	$2,672	12,123	$363	$12,635	$(4,517)	$11,153
Common stock issued upon options exercise	—	—	58	2	27	—	29
Series B Preferred stock issued May 20, 2005 net of $146 in related costs	15	1,025	—	—	—	305	1,330
Series C Preferred stock issued June 8, 2005 net of $237 in related costs	1,250	2,451	—	—	—	575	3,026
Warrants:
Issued with Series B Preferred Stock offering	—	—	—	—	329	—	329
Issued with Series C Preferred Stock offering	—	—	—	—	812	—	812
Preferred Stock Conversion	(10)	(786)	333	10	776	493	493
Net loss from operations	—	—	—	—	—	(3,501)	(3,501)
Preferred stock dividend	—	—	—	—	—	(1,372)	(1,372)

Balances, June 30, 2005	1,289	$5,362	12,514	$375	$14,579	$(8,017)	$12,299

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2005

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Accounting for stock options Global ePoint has adopted the disclosure-only provisions for employee stock options under SFAS No. 123. Accordingly, no compensation cost has been recognized for employee stock option plans under the intrinsic-value method prescribed by APB No. 25 and related interpretations. Had compensation for Global ePoint’s other three stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net loss and loss per share would have increased to the pro forma amounts indicated below for the three and six months ended June 30 (in thousands, except per share amounts):

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
As reported, net loss attributable to common stockholders	$(2,722)	$(1,459)	$(4,873)	$(1,821)
Stock-based employee compensation determined under the fair value method, net of related tax effects	—	(56)	—	(112)

Pro forma	$(2,722)	$(1,515)	$(4,873)	$(1,933)

Loss per common share, basic and fully diluted:
As reported	$(0.22)	$(0.13)	$(0.39)	$(0.17)
Pro forma	$(0.22)	$(0.14)	$(0.39)	$(0.18)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with fiscal years beginning after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

3. Inventories

Inventories consisted of the following as of June 30, 2005 (in thousands):

Computer component parts	$1,779
Video and data recording component parts	1,504
Cockpit door surveillance system and wire harness component parts	921

Total	$4,204

4. Property and equipment

Property and equipment consisted of the following as of June 30, 2005 (in thousands):

Furniture and equipment	$339
Computer equipment and software	285
Building improvements	407
Tooling and demo units	34
Vehicles	30

Totals	$1,095
Less accumulated depreciation	(318)

Property and equipment, net	$777

5. Goodwill and Intangible Assets

We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At June 30, 2005 the net amount of $7.7 million of goodwill and intangible assets represented 30% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $.3 million from the asset purchase of Perpetual. The goodwill arising from the Merger and the Airworks and Perpetual acquisitions have been subject to their annual impairment test. Application of the discounted cash flow methodology to management assumptions did not identify any impairment to the Merger goodwill. Management has reviewed the remaining accumulated goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2005 or 2004. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

6. Business concentrations

Sales and purchases For the three months ended June 30, 2005 and 2004, three customers accounted for 65% and 67% of the Company’s sales, respectively. For the six months ended June 30, 2005 and 2004, three customers, respectively, accounted for 66% and 72% of the Company’s sales, respectively, and 72% and 86% of the accounts receivable as of June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, three vendors accounted for 53% and 39% of the Company’s purchases, respectively. For the six months ended June 30, 2005 and 2004, three vendors accounted for 43% and 40% of the Company’s purchases, respectively and 71% and 72% of the accounts payable as of June 30, 2005 and 2004, respectively. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Pre-Merger Loans Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of June 30, 2005, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, more equipment for production and assembly, and more warehouse space, totaled $215,000 and $167,000 for the six months ended June 30, 2005 and 2004, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,000 and $43,000 for the three and six months ended June 30, 2005 and 2004.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and principal stockholder, Mr. John Pan (“Related Parties”). Those types of transactions occurred with the Related Parties prior to the completion of the Merger and have continued subsequent to the Merger, although there can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are with our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of June 30, 2005 were as follows:

As of June 30,
(Thousands of dollars)	2005
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	5,093
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	850

Total	$5,943

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	1,947
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	6,876

Total	$8,823

	For the three months ended June 30		For the six months ended June 30
(Thousands of dollars)	2005	2004	2005	2004
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	754	372	1,245	577
(C) (100% owned by CFO/Chairman)	—	1	—	1
(D) (95% owned by CFO/Chairman)	839	748	1,283	2,246

Total	$1,593	$1,121	$2,528	$2,824

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	1,591	1,599	2,645	2,548
(C) (100% owned by CFO/Chairman)	—	9	—	9
(D) (95% owned by CFO/Chairman)	—	1,487	—	1,797

Total	$1,591	$3,095	$2,645	$4,354

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

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended June 30, 2005:
Basic and fully diluted loss per share
Loss available to common stockholders	$(2,722)	12,478	$(0.22)
For the six months ended June 30, 2005:
Basic and fully diluted loss per share
Loss available to common stockholders	$(4,873)	12,357	$(0.39)
For the three months ended June 30, 2004:
Basic and fully diluted loss per share
Loss available to common stockholders	$(1,459)	10,848	$(0.13)
For the six months ended June 30, 2004:
Basic and fully diluted income per share
Income available to common stockholders	$(1,821)	10,844	$(0.17)

9. Pending and Completed Acquisitions

On April 5, 2004, the Company and Next Venture, Inc. d/b/a Sierra Group, a California corporation (“Next Venture”) executed an Asset Purchase Agreement. Pursuant to that agreement the Company purchased substantially all of the assets used in Next Venture’s Perpetual digital division (“Perpetual”), including intellectual property and ongoing supply agreements. Perpetual is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance. In consideration for the assets, the Company paid $353,000 in cash. In addition to the cash, the Company agreed to forgive the collection of an account receivable from Next Venture in the amount of approximately $152,000. The Company was subject to a contingency payment of up to $2,750,000 in Common Stock, subject to the acquired operations achieving certain sales targets in the 12-month period following the closing of the acquisition. The sales targets were not met and the no contingent payment is due or payable. There can be no assurance that this acquisition will be successfully integrated into the Company’s operations.

On April 26, 2004, the Company acquired certain assets from Insolvency Services Group, Inc. (“ISG”), which had acquired those assets from Greenick, Inc. d/b/a AirWorks, Inc. (“AirWorks”) pursuant to a general assignment. This assignment by AirWorks to ISG was part of an assignment for the benefit of creditors of AirWorks. Pursuant to the assignment from ISG, the Company acquired AirWorks’ flight support business including aircraft electronic and communications assets and operations, including intellectual property, and contracts and purchase orders from major aircraft manufacturers. In consideration for the assets, the Company paid a total of approximately $3.3 million in cash, approximately $2.3 million of which was paid at closing and an additional $1 million was paid in June 2004. In addition to the purchase price the Company paid approximately $200,000 in acquisition costs and $346,000 relating to subsequent amendments to the asset purchase agreement. The Company was subject to a contingency payment of up to $3,000,000 in cash for the assets subject to the attainment of certain financial performance benchmarks. The performance benchmarks were not attained therefore no contingent payment is due or payable.

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

The $550,000 of acquired intangible assets was assigned to the Supplemental Type Certificates (STC) with a useful life of approximately five years. These certificates are required by the FAA to install equipment into aircraft. The goodwill was assigned to the aviation and digital technology segments in the amounts of $2.896 million and $284,000.

The following selected financial data reflects consolidated pro forma information as if the acquisition of Airworks had occurred January 1, 2004.

(Thousands of dollars, except per share amounts)	Three Months Ended June 30		Six months ended June 30
	2005	2004	2005	2004
Pro Forma Consolidated Net Sales	$5,176	$5,591	$10,652	$11,029
Pro Forma Net Loss Applicable to Common Stockholders	(2,722)	(1,468)	(4,873)	(2,188)
Loss per share:
Basic and diluted, pro forma	$(0.22)	$(0.14)	$(0.39)	$(0.20)

On May 27, 2005, the Company entered into a non-binding letter of intent to acquire Astrophysics, Inc., a leading designer and manufacturer of X-ray scanning security systems. Pursuant to the letter of intent, the Company proposes to acquire all of the assets, subject to all of the liabilities, of Astrophysics in exchange for $10 million of cash and issuance of the Company’s common shares in an amount equal to 50.1% of the issued and outstanding common shares after giving effect to the acquisition of Astrophysics and a proposed $25 million equity financing. Astrophysics will also receive, for no additional consideration, the right to receive additional common shares upon the exercise or conversion of the Company’s warrants, stock options and convertible securities that are outstanding as of the close of the transaction. The letter of intent requires the Company to raise $25 million of capital prior to the close of the Astrophysics acquisition, of which $10 million would be paid to Astrophysics, $10 million would be contributed to the business of Astrophysics and the balance would be applied to general working capital.

Upon the execution of the letter of intent, the Company paid Astrophysics a non-refundable deposit of $500,000 and loaned Astrophysics $500,000. The loan to Astrophysics bears interest at the rate of ten percent (10%) per annum. In addition, the Company entered into a security agreement with Astrophysics in order to secure its obligations with respect to the above-referenced loan, pursuant to which the Company has a second priority lien on all of the assets of Astrophysics. In connection with the security agreement the Company also entered into a subordination agreement with Astrophysics and the first lien holder, the Company’s Chairman of the Board, Mr. John Pan, pursuant to which the Company acknowledged and agreed to certain rights and preferences in favor of Mr. Pan as the first lien holder on the assets of Astrophysics. Mr. Pan has loaned to Astrophysics approximately $1.75 million. All principal and interest owed to Mr. Pan is secured by a first priority lien on the assets of Astrophysics. Mr. Pan was previously a controlling shareholder of Astrophysics, however he sold his entire equity interest in the company in 2004.

The letter of intent states that prior to entering into a definitive agreement, the Company shall obtain an opinion from a independent valuation firm that the Astrophysics acquisition, including the $25 million equity financing, is fair from a financial point of view to the stockholders of Global ePoint. The letter of intent also states that the consummation of any acquisition of Astrophysics will require the approval of the Company’s stockholders. Notwithstanding the exclusivity agreement, neither the

Company nor Astrophysics is obligated to continue any discussions or negotiations regarding a possible transaction or to pursue or enter into any transaction or relationship of any nature with the other party. The parties have been engaged in negotiations regarding the terms of the definitive agreement for the acquisition. However, the parties have reached an impasse and it is currently uncertain whether the parties will be able to reach a definitive agreement. The Company is continuing its discussions with Astrophysics in the hope of resolving the impasse. However, there can be no assurance the parties will reach a definitive agreement concerning the Company’s acquisition of Astrophysics.

Subject to the completion of definitive agreements to acquire Astrophysics, the Company intends to file with the Securities and Exchange Commission a proxy statement, and other relevant documents in connection with the proposed acquisition. Investors and security holders are advised to read the proxy statement regarding the proposed acquisition, if and when available, because it will contain important information. Investors and security holders may obtain a free copy of the proxy statement, if and when available, and other documents filed by the company at the Securities and Exchange Commission’s web site at www.sec.gov. The proxy statement and such other documents may be obtained, if and when available, from the Company by directing such request to Global ePoint, Inc. 339 S. Cheryl Lane, City of Industry, California 91789, Attention: Investor Relations. A description of any interests that any of Global ePoint’s directors and executive officers have in the proposed acquisition is included in a Current Report on Form 8-K filed with the SEC on June 3, 2005 and will be available in the proxy statement.

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

For the three months ended June 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$372	$344	$4,460	$—	$5,176
Cost of sales	251	302	3,816	—	4,369

Gross profit	121	42	644	—	807
Operating Expenses	956	518	697	476	2,647

Income (loss) from operations	(835)	(476)	(53)	(476)	(1,840)
Other income (expense)	11	—	—	—	11

Income/(Loss) from operations	$(824)	$(476)	$(53)	$(476)	$(1,829)

Total assets as of June 30, 2005	$6,131	$4,467	$9,337	$5,605	$25,540

For the three months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$250	$659	$3,644	$—	$4,553
Cost of sales	154	403	3,029	—	3,586

Gross profit	96	256	615	—	967
Operating Expenses	673	527	725	485	2,410

Income (loss) from operations	(577)	(271)	(110)	(485)	(1,443)
Other income (expense)	—	—	(54)	38	(16)

Income/(Loss) from operations	$(577)	$(271)	$(164)	$(447)	$(1,459)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

For the six months ended June 30, 2005

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$742	$786	$9,124	$—	$10,652
Cost of sales	494	610	7,576	—	8,680

Gross profit	248	176	1,548	—	1,972
Operating Expenses	1,874	1,073	1,461	1,055	5,463

Income (loss) from operations	(1,626)	(897)	87	(1,055)	(3,491)
Other income (expense)	3	—	—	—	3

Income/(Loss) from operations	$(1,623)	$(897)	$87	$(1,055)	$(3,488)

Total assets as of June 30, 2005	$6,131	$4,467	$9,337	$5,605	$25,540

For the six months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$281	$659	$8,042	$—	$8,982
Cost of sales	179	403	6,358	—	6,940

Gross profit	102	256	1,684	—	2,042
Operating Expenses	1,167	527	1,614	692	4,000

Income (loss) from operations	(1,065)	(271)	70	(692)	(1,958)
Other income (expense)	(2)	—	(7)	146	137

Income/(Loss) from operations	$(1,067)	$(271)	$63	$(546)	$(1,821)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

11. Preferred Stock and Common Stock Warrants

Series A Preferred Stock

On August 5, 2004, Global ePoint, Inc. completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by M.A.G. Capital, LLC, formerly known as Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds from the transaction were $5.5 million. Related issuance costs of $.6 million resulted in net proceeds of $4.89 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of the Company’s common stock is less than $4.76 per share, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. The Series A preferred stock had a $5.5 million liquidation preference at issuance. The holders of the Series A preferred stock elected to convert 21,000 preferred shares into common shares on December 5, 2004 an additional 10,000 preferred shares were converted into common shares on March 5, 2005. As per the conversion calculations the Series A preferred stock was converted using $3.00 per common share resulting in a beneficial conversion of $1 million for the 21,000 converted preferred shares and $.5 million for the 10,000 converted preferred shares. The beneficial conversion is treated as a non-cash preferred stock dividend.

Series B Preferred Stock

On May 20, 2005, the Company completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by M.A.G. Capital, LLC. The gross proceeds from the transaction were $1.5 million. Related issuance costs of approximately $146,000 resulted in net proceeds of approximately $1.35 million. The preferred stock is convertible into common shares at $2.80 per share. The Company also sold to the investors warrants to pursuant to an aggregate of 267,857 common shares at an exercise price of $3.50 per share over a three year period. In accordance with applicable accounting guidelines, management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black Scholes model to compute the fair value of the warrants assuming 85.6% volatility and 3.72% risk free rate which resulted in a $353,000 fair value for the 267,857 warrants issued. The warrants have an exercise price $3.50 per share. The remaining $1.1 million was allocated to the Series B preferred stock resulting in an effective conversion price for the embedded options contained within the Series B preferred stock of $2.06 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $305,000 beneficial conversion to the holders of the Series B preferred stock. The beneficial conversion is treated as a non-cash preferred stock dividend.

Series C Preferred Stock

On June 8, 2005, the Company completed the private placement sale to ten institutional investors of units consisting of shares of Series C Convertible Preferred Stock and warrants to purchase shares of common stock for aggregate gross proceeds of $3.5 million. Related issuance costs of approximately $237,000 resulted in net proceeds of approximately $3.3 million. Pursuant to the Securities Purchase Agreement, the Company collectively issued to the investors 1,250,004 shares of Series C preferred stock at a price of $2.80 per share. The Series C preferred stock is convertible into shares of common stock at $2.80 per share. The Company also granted to the investors warrants to purchase 625,004 shares of common stock over a three year period at an exercise price of $3.50 per share. The $3.50 per share purchase price, the conversion ratio of the Series C preferred stock, and the exercise price of the warrants are not subject to adjustment, except for standard anti-dilution relating to stock splits, combinations and the like. In accordance with applicable accounting guidelines, management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black Scholes model to compute the fair value of the warrants assuming 85.6% volatility and 3.60% risk free rate which resulted in an $869,000 fair value for the 687,504 warrants issued. The warrants have an exercise price $3.50 per share. The remaining $2.4 million was allocated to the Series C preferred stock resulting in an effective conversion price for the embedded options contained within the Series C preferred stock of $2.10 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $575,000 beneficial conversion to the holders of the Series C preferred stock. The beneficial conversion is treated as a non-cash preferred stock dividend.

Holders of the Series C preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The Company must redeem the Series C preferred stock beginning in March 2006, at a rate of 1/30th of the outstanding shares per month. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series C preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series C preferred stock has been classified as equity. The rights of the holders of the Series C preferred stock are senior to the rights of the holders of the Series B preferred stock, and junior to the rights of the holders of the Series A preferred stock.

12. Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 1%. The initial interest rate is 6.5% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2006. As of August 2005, a total of $700,000 has been advanced to Best Logic pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

13. Subsequent Events

On July 19, 2005 the Company entered into a consulting agreement with Ocean Park Advisors, LLC to provide advice on corporate finance, business development and investor relations. In consideration for their services the Company will pay Ocean Park Advisors, LLC $50,000 and warrants to purchase 30,000 shares of the Company’s common stock. The warrants have a strike price of $3.50 per share and expire in five years.

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

Our business strategy includes developing a full line of high value security products deploying the latest technologies. We have spent significant resources with our research and development team developing a base platform for our security surveillance product line. We anticipate launching the first phase of our new digital video recorder product line in 2005. Using this platform we hired additional offshore specialty engineers to supplement our existing core research and development team to enable faster, cost effective product development focused on security application solutions. Our strategy is to use our research and development expertise to create new proprietary technologies for digital video applications, and also seek to create intellectual properties for contract manufacturing customers, thereby enabling us to engage in both original equipment manufacturing and original design manufacturing.

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

For the three months ended June 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$372	$344	$4,460	$—	$5,176
Cost of sales	251	302	3,816	—	4,369

Gross profit	121	42	644	—	807
Operating Expenses	956	518	697	476	2,647

Income (loss) from operations	(835)	(476)	(53)	(476)	(1,840)
Other income (expense)	11	—	—	—	11

Income/(Loss) from operations	$(824)	$(476)	$(53)	$(476)	$(1,829)

Total assets as of June 30, 2005	$6,131	$4,467	$9,337	$5,605	$25,540

For the three months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$250	$659	$3,644	$—	$4,553
Cost of sales	154	403	3,029	—	3,586

Gross profit	96	256	615	—	967
Operating Expenses	673	527	725	485	2,410

Income (loss) from operations	(577)	(271)	(110)	(485)	(1,443)
Other income (expense)	—	—	(54)	38	(16)

Income/(Loss) from operations	$(577)	$(271)	$(164)	$(447)	$(1,459)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

For the six months ended June 30, 2005

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$742	$786	$9,124	$—	$10,652
Cost of sales	494	610	7,576	—	8,680

Gross profit	248	176	1,548	—	1,972
Operating Expenses	1,874	1,073	1,461	1,055	5,463

Income (loss) from operations	(1,626)	(897)	87	(1,055)	(3,491)
Other income (expense)	3	—	—	—	3

Income/(Loss) from operations	$(1,623)	$(897)	$87	$(1,055)	$(3,488)

Total assets as of June 30, 2005	$6,131	$4,467	$9,337	$5,605	$25,540

For the six months ended June 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$281	$659	$8,042	$—	$8,982
Cost of sales	179	403	6,358	—	6,940

Gross profit	102	256	1,684	—	2,042
Operating Expenses	1,167	527	1,614	692	4,000

Income (loss) from operations	(1,065)	(271)	70	(692)	(1,958)
Other income (expense)	(2)	—	(7)	146	137

Income/(Loss) from operations	$(1,067)	$(271)	$63	$(546)	$(1,821)

Total assets as of June 30, 2004	$2,252	$4,750	$4,288	$4,879	$16,169

RESULTS OF OPERATIONS – DIGITAL TECHNOLOGY DIVISION

We formed our digital technology division to focus on the development of digital products and technologies for law enforcement, commercial and industrial security applications. On April 6, 2004, we acquired the assets of the Perpetual division of Next Venture, Inc. to continue the build out of product offerings within the commercial and industrial security marketplace.

In the fourth quarter of 2004 we launched the new Perpetual Digital product line of digital video surveillance security products to be marketed through wholesale distribution. Our sales team has successfully established relationships with 16 distributors with the potential to distribute our products in 109 locations across North America. Additionally, we have initiated an advertising campaign to generate brand awareness for our Perpetual Digital products. We intend to expand our advertising and promotional campaigns to continue the development of the Perpetual Digital brand and gain market acceptance for our product line.

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

For the Three Months Ended June 30, 2005 Compared to June 30, 2004

Revenues for the three months ended June 30, 2005 totaled $372,000 compared to $250,000 for the three months ended June 30, 2004. The increase in revenues is the result of the addition of the new Perpetual Digital product line to the digital technology division. Gross margins for the quarter ended June 2005 were 32.5% compared to 38.7% in the quarter ended June 2004.

Research and development costs increased to $403,000 for the three months ended June 30, 2005 from approximately $255,000 for the same three month period of 2004. The increase is due to the addition of research and development resources in China totaling $122,000 and an increase in material and other costs of $23,000.

Selling expenses increased $192,000 for the three months ended June 30, 2005 to $365,000 from $173,000 for the same period of the prior year. The increase is due to the launch of the new Perpetual Digital product line which began in the fourth quarter of 2004 which required an additional $140,000 for sales personnel and related costs, $34,000 for travel and entertainment expenses and $20,000 for advertising and promotion in the second quarter of 2005 compared to the second quarter of 2004

General and administrative expenses totaled $160,000 for the three months ended June 30, 2005 compared to $237,000 for the three month period ended June 30, 2004. The reduction is primarily due to refinement expense classifications in 2005 from 2004 of $77,000 comprised of salaries and wages and payroll taxes of $50,000, $12,000 of professional services, and $15,000 for trade shows. Insurance expenses increased $20,000 for workers compensation, general liability and other insurance expenses as no comparable expenses were allocated to the division in the second quarter of 2004.

The new Perpetual Digital product launch and expansion of our sales force along with our continued investment in research and development resulted in a loss of $835,000 for the digital technology division for the quarter ended June 2005 compared to a loss of $577,000 for the quarter ended June 2004.

For the Six Months Ended June 30, 2005 Compared to June 30, 2004

Revenues for the six months ended June 30, 2005 totaled $742,000 compared to $281,000 for the six months ended June 30, 2004. Substantially all of the revenue generated in both 2005 and 2004 was through the Perpetual product offerings which were acquired in April 2004. Gross margins for the six months ended June 2005 were 33.4% compared to 38.7% in the six months ended June 2004.

Research and development costs increased to $681,000 for the six months ended June 30, 2005 from approximately $506,000 for the same six month period of 2004. The increase is due to the addition of research and development resources in China totaling $122,000 and an increase in material and other product development costs of $60,000.

Selling expenses increased $438,000 for the six months ended June 30, 2005 to $759,000 from $321,000 for the same period of the prior year. The launch of the Perpetual Digital product line required additional sales personnel and related costs resulted in $400,000 of the increase and $39,000 in additional advertising and promotion expenses incurred for the initial launch of the Perpetual Digital product line.

General and administrative expenses totaled $379,000 compared to $326,000 for the six month period ended June 30, 2004. The increase is due to a $45,000 increase in workers compensation, general liability and other insurance expenses as no comparable expenses were allocated to the division in the six months ended June 30, 2004.

The Perpetual digital product launch and expansion of our sales force along with our continued investment in research and development resulted in a loss of $1.6 million for the digital technology division for the six months ended June 2005 compared to a loss of $1.1 million for the period ended June 2004. The Perpetual Digital product launch is in its early stage of development and has not generated significant revenues to date. We expect our continued investment in sales and marketing will result in substantive sales growth for our Perpetual Digital products.

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

We are positioned to take advantage of the market opportunities that will be presented by the expected release of mandates from both the Federal Aviation Administration (FAA) and the European aviation regulatory authorities, including the European Aviation Safety Agency (EASA) and the Joint Aviation Authority (JAA). We have obtained all FAA Supplemental Type Certificates (STC) for the installation of CDSS on a majority of the Boeing aircraft types and all Airbus aircraft (except the A380, their latest aircraft model). Therefore, any new orders will not require any engineering or certification work, but simply manufacturing and shipping. We currently have $2.8 million in contracts with a Scandinavian airline pending the EASA/JAA mandate for flight deck door monitoring systems.

We are also developing and marketing digital technology solutions such as our Electronic Flight Bag (EFB) and In Flight Entertainment (IFE) systems. These systems provide increased efficiency and significant weight savings by replacing old heavier technology. One of the major costs for the airlines is fuel costs, these new solutions provide a return on investment to the airlines as significant weight reduction leads to substantial savings by decreasing the fuel burn of the aircraft.

The aviation division was initiated on April 26, 2004. Accordingly, the following discussion of this division’s results of operations, for the three and six months ended June 30, 2005, are compared to the results of operations for the period from April 26, 2004 through June 30, 2004 (approximately two months).

For the Three Months Ended June 30, 2005 Compared to June 30, 2004

Revenues for the quarter ended June 30, 2005 totaled $344,000 compared to $659,000 for the two months ended June 30, 2004. The reduction in revenue was primarily due to $220,000 of non core operations revenue in 2004 resulting from an interim operating agreement. Sales of CDSS declined $100,000 for the quarter ended June 2005 from the two months ended June 2004. Cost of goods sold for the quarter ended June 30, 2005 was $302,000 compared to $403,000 for the two month period of 2004. The decrease in the cost of sales was due to $174,000 cost of sales for non core operations in 2004. This decrease was offset by an increase in manufacturing overhead of $73,000 which was primarily due to an increase in direct manufacturing labor due to the additional month of labor expenses incurred in the second quarter of 2005. The increase in direct labor coupled with the decline of revenue resulted in a reduction of gross margins to 12.1% compared to 38.9% for the quarter ended June 30, 2005 and 2004, respectively.

Operating expenses totaled $518,000 for the quarter ended June 30, 2005 compared to $527,000 for the quarter ended June 30, 2004.

Salaries declined $34,000 due to a $40,000 decrease in the accrued bonus to a key employee and $53,000 decrease due to a reduction in personnel offset by $59,000 increase in salaries due to the extra month of salaries incurred in the three months ended June 30, 2005 compared to the two months ended June 30, 2004. Rent expense declined $17,000 due to the relocation of the facilities in the end of 2004. The decreases in expenses were offset by an increase in insurance expense of $25,000 as no comparable expenses were allocated to the division in the quarter ended June 30, 2004 and an increase in the amortization of the Supplemental Type Certificates (STCs) of $31,000.

As a result, the aviation division incurred a loss of $476,000 in the second quarter ended June 30, 2005 as compared to a loss of $271,000 in the second quarter ended June 30, 2004.

For the Six Months Ended June 30, 2005 Compared to June 30, 2004

Revenues for the six months ended June 30, 2005 totaled $786,000 comprised of sales of CDSS, wire and harness, and installation services compared to $659,000 for the two month period ended June 30, 2004. Cost of goods sold for the six months ended June 30, 2005 was $610,000 compared to $403,000 for 2004. Gross margins were 22.4% for the six months ended June 30, 2005 compared to 38.9% for the period ended June 30, 2004. The decline in margins and increase in cost of goods sold is the result of a full six months of manufacturing overhead expenses in 2005 compared to only two months of manufacturers overhead expenses in 2004.

Operating expenses totaled $1,073,000 for the six months ended June 30, 2005 compared to $527,000 for the two months ended June 30, 2004. The increase is a result of a full six months operating activity in 2005 compared to two months of operations in 2004. As a result, the aviation division incurred a loss of $897,000 in the six months ended June 30, 2005 compared to a loss of $271,000 for the two months ended June 30, 2004.

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

For the Three Months Ended June 30, 2005 Compared to June 30, 2004

Net sales for the second quarter ended June 30, 2005 increased to $4.5 million from $3.6 million in the second quarter ended June 2004. The increase in net sales was due to the increase in sales of industrial computer products to $2.3 million from $1.6 million in the second quarter of 2004. In the second quarter of 2005 net sales of lower margin consumer computer products increased to $2.2 million from $2 million in the second quarter of 2004. Cost of sales was $3.8 million for the quarter ended June 30, 2005, or 85.6% of sales, compared to $3.0 million, or 83.2% of sales, for the corresponding quarter of 2004. As a result, gross margins for the first quarter of 2005 were 14.4% compared to 16.8% in the first quarter 2004.

Operating expenses for the quarter ended June 30, 2005 were $697,000, or 15.6% of sales, compared to $725,000, or 19.9% of sales, in the quarter ended June 30, 2004. Improvements in manufacturing efficiency resulted in a $53,000 reduction in manufacturing direct labor and associated costs in the second quarter of 2005 from the second quarter of 2004. Warehouse supplies decreased $27,000 in the second quarter of 2005 due to costs associated with packaging materials which were added to the bill of materials in 2005, where previously packaging materials were expensed as warehouse supplies. Rent expense decreased $35,000 for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 due to the subleasing of excess warehouse and office space beginning the fourth quarter of 2004. The reductions in expenses were offset by an increase in commission expenses of $54,000 in the second quarter of 2005 due to increased sales volume.

As a result, net loss for the contract manufacturing division was $53,000 for the three months ended June 30, 2005 compared to a net loss of $164,000 for the three months ended June 30, 2004.

For the Six Months Ended June 30, 2005 Compared to June 30, 2004

Net sales for the six months ended June 30, 2005 increased to $9.1 million from $8.0 million in the six months ended June 2004. The increase in net sales was due to the increase in sales of industrial computer products to $5.2 million from $4.2 million in the six months ended June 30, 2004. Cost of sales was $7.6 million for the six months ended June 30, 2005, or 83% of sales compared to $6.4 million, or 79.1% of sales for the corresponding six months of 2004. The increase in the cost of sales as a percentage of net sales was due to a decrease in margins on our industrial PC products due to increased costs of components. As a result, gross margins for the first six months of 2005 were 17% compared to 20.9% in the first six months of 2004.

Operating expenses for the six months ended June 30, 2005 were $1.5 million, or 16.0% of sales, compared to $1.6 million, or 20.1% of sales, in the six months ended June 30, 2004. Improvements in manufacturing efficiency resulted in $111,000 reduction in manufacturing direct labor in the first six months of 2005 from the first six months of 2004. Rent expense decreased $69,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to the subleasing of excess of warehouse and office space beginning the fourth quarter of 2004. These decreases were offset by $65,000 increase in commission expenses due to the increase in sales volume.

As a result, income for the contract manufacturing division was $87,000 for the six months ended June 30, 2005 compared to $63,000 for the six months ended June 30, 2004.

RESULTS OF OPERATIONS - CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-reverse-acquisition company, as well as general overall corporate expenses. During the six months ended June 30, 2005, corporate general and administrative costs totaled $1.1 million compared to $.7 million for the six months ended June 30, 2004. Payroll expenses increased $206,000 to $412,000 in the first six months of 2005 compared to $206,000 in the first six months of 2004. The increase is primarily due to the adjustment of management compensation to a competitive market based compensation structure beginning in the second quarter of 2004. Professional fees associated with a public company were $484,000 for the six months ended June 30, 2005 compared to $335,000 for the six months ended June 30, 2004. The increase was due to an increase in costs related to public relations and corporate promotion.

There was no other income in the first six months of 2005 compared to $146,000 of other income in the first six months of 2004 which primarily related to earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business.

The net result for corporate operations was a net loss of $1.1 million in the six months ended June 30, 2005 compared to a net loss of $.5 million for the six months ended June 30, 2004.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, Global ePoint incurred a loss from operations of $1.8 million for the three months ended June 30, 2005, or $(.15) per share, and a loss of $3.5 million, or $(.28) per share, for the six months ended June 30, 2005. The private placement sale of our Series B and Series C preferred stock generated a non-cash preferred dividend of $880,000 resulting in a loss applicable to common stockholders of $2.7 million, or $(.22) per share for the three months ended June 30, 2005, and a loss of $4.9 million, or $(.39) per share for the six months ended June 30, 2005 compared to loss of $1.5 million, or $(.13) per share for the three months ended June 30, 2004, and a loss of $1.8 million, or $(.17) per share for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the six months ended June 30, 2005 was $2.6 million as compared to net cash provided by operations of $.7 million for the corresponding period of 2004. The primary use of cash were $3.5 million from the net loss changes which was offset primarily by the $1.1 million change in related party accounts receivable and payables.

Cash used in investing activities for the first six months of 2005 consisted of $1.2 million compared to $4.3 million for the first six months of 2004. The cash was used for a good faith deposit of $500,000 related to our letter of intent to purchase Astrophysics and an additional $500,000 note payable to Astrophysics as per the terms of the letter of intent.

Net cash provided by financing activities for the six months ended June 30, 2005 totaled $4.4 million. In March 2005 our contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements of which $700,000 was provided for operations as of June 30, 2005. In the second quarter of 2005, we completed the private placement sale of Series B and Series C preferred stock resulting in net proceeds of $4.6 million. This was offset by a reduction in borrowings from related parties in the amount of $1 million. As of June 30, 2005, the total outstanding balance on loans from related parties was $1.0 million. Cash provided by financing activities for the six months ended June 30, 2004 was $2.3 million which was primarily from related parties. As a result of the total cash activities, net cash increased $.7 million from December 31, 2004 to June 30, 2005.

After giving effect to our receipt of $4.6 million of net proceeds from the private placement of our Series B and Series C preferred stock and warrants, we had working capital of $1.3 million as of June 30, 2005. Our working capital has continued to deteriorate due to ongoing losses. We believe that we will need $5 million of additional capital, in addition to the proceeds of the Series B and Series C financing, our existing cash and cash equivalents and cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for the next 12 months. If we are to be successful in acquiring Astrophysics, we will require an additional $20 million of funding. We will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

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

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with fiscal years beginning after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) will have a material impact on the company’s consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

We require additional funding in the future to continue to operate our business. After giving effect to our receipt of $4.6 million of net proceeds from the private placement of our Series B and Series C preferred stock and warrants, we had working capital of $1.3 million as of June 30, 2005. Our working capital has continued to deteriorate due to ongoing losses. We believe that we will need $5 million of additional capital, in addition to our existing cash and cash equivalents and cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for at the next 12 months. If we are to be successful in acquiring Astrophysics, we will require an additional $20 million of funding. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our chief financial officer, chairman, and largest stockholder. During 2004 and the first six months of 2005 we purchased approximately $5.7 and $2.5 million, respectively, worth of products from these related parties. This represents 35% and 31% of our overall cost of goods for the year ended December 31, 2004 and six months ended June 30, 2005, respectively. In addition, during 2004 and the first six months of

2005, we sold approximately $7.8 and $2.6 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 37% and 25% of our overall sales for the year ended December 31, 2004 and first six months of 2005, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the six months ended June 30, 2005 and 2004, three customers accounted for 66% and 72%, respectively, of our sales. One of these customers in 2005 and two of these customers in 2004 were related parties. During the six months ended June 30, 2005 and 2004, three vendors accounted for 43% and 40%, respectively, of our purchases. Two of these vendors were related parties. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

There can be no assurance that we will complete our proposed acquisition of Astrophysics, but in the event we are able to do so, our shareholders will undergo significant equity dilution. On May 27, 2005, we entered into a non-binding letter of intent to acquire Astrophysics, Inc., a leading designer and manufacturer of X-ray scanning security systems. Pursuant to the letter of intent, we propose to acquire all of the assets, subject to all of the liabilities, of Astrophysics in exchange for $10 million of cash and issuance of our common shares in an amount equal to 50.1% of our issued and outstanding common shares after giving effect to the acquisition of Astrophysics and a proposed $25 million equity financing. Astrophysics will also receive, for no additional consideration, the right to receive additional common shares upon the exercise or conversion of our warrants, stock options and convertible securities that are outstanding as of the close of the transaction. The letter of intent requires us to raise $25 million of capital prior to the close of the Astrophysics acquisition, of which $10 million would be paid to Astrophysics, $10 million would be contributed to the business of Astrophysics and the balance would be applied to our general working capital. The letter of intent originally contemplated that the parties would enter into a definitive agreement by June 30, 2005, which date was later extended to July 15, 2005. As of the date of this report, we have not entered into a definitive agreement to acquire Astrophysics. While we are continuing our discussions with Astrophysics, the parties have reached an impasse and there can be no assurance we will reach a definitive agreement concerning our proposed acquisition of Astrophysics. However, if we are successful in acquiring Astrophysics on the terms set forth in the letter of intent dated May 27, 2005, our shareholders will experience significant equity dilution due to the number of shares we will need to issue in connection with our acquisition of Astrophysics and the $25 million equity financing associated with the proposed transaction.

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

Our business strategy includes acquiring certain businesses and entering into joint ventures and strategic alliances. Failure to successfully integrate such businesses, joint ventures, or strategic alliances into our operations could adversely affect our business. In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc. and AirWorks, Inc. in April 2004. We are negotiating a proposed acquisition of Astrophysics and may make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to effectively integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

We are continuing to evaluate our internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002. In the course of our evaluation, we have identified certain deficiencies in our internal controls over financial reporting, which we are addressing. The Merger and additional acquisitions, as summarized in Footnote 9 in the Notes of the Condensed Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: August 19, 2005	/s/ Toresa Lou
Toresa Lou,
Chief Executive Officer

Date: August 19, 2005	/s/ John Pan
John Pan,
Chief Financial Officer and Chairman