Form 10QSB/A
period 2005-03-31
GLOBAL EPOINT INC
filed 2005-10-12
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE: This Form 10-QSB/A is being filed to amend the Form 10-QSB filed on May 23, 2005 by Global ePoint, Inc. (the “Company”) to include the Subscription Agreement dated May 16, 2005, by and among the Company and Purchasers of the Company’s Series B Convertible Preferred Stock, and all exhibits and schedules thereto.

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB/A

FOR THE PERIOD ENDED MARCH 31, 2005

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Subscription Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

2

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: October 12, 2005	/s/ Toresa Lou
Toresa Lou,
Chief Executive Officer

Date: October 12, 2005	/s/ John Pan
John Pan,
Chief Financial Officer and Chairman

3