Form 10QSB
period 2005-09-30
GLOBAL EPOINT INC
filed 2005-11-14
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 9, 2005, there were 14,945,925 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format. Yes ☒    No ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF SEPTEMBER 30, 2005

ASSETS
CURRENT ASSETS:
Accounts receivable, net	$2,838
Accounts receivable - related parties	8,490
Inventory	4,921
Other current assets	562

Total current assets	16,811

Property, plant and equipment, net	751
Card dispensing equipment and related parts	885
Goodwill	6,328
Other intangibles	1,513
Deposits and other assets	1,973

Total other assets	11,450

Total assets	$28,261

Liabilities and Stockholders’ equity
Current Liabilities:
Accounts payable	$2,721
Accounts payable - related parties	10,657
Accrued expenses	696
Customer deposits	66
Due to related parties	296
Due to stockholder	145
Loan payable	2,074

Total current liabilities	16,655

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 aggregate shares authorized
Series B Preferred stock 15,000 shares issued, 15,000 shares outstanding aggregate liquidation preference $1,500,000	1,025
Series C Preferred stock 1,250,004 shares issued, 1,250,004 shares outstanding aggregate liquidation preference $3,500,000	2,451
Common stock, $.03 par value, 50,000,000 shares authorized and 13,960,210 shares issued and outstanding	419
Paid-in capital	17,607
Accumulated deficit	(9,896)

Total stockholders’ equity	11,606

Total liabilities and stockholders’ equity	$28,261

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	For the three months ended		For the nine months ended
(Thousands of dollars, except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales	$9,448	$4,999	$20,100	$13,981
Cost of sales	8,461	3,865	17,142	10,805

Gross profit	987	1,134	2,958	3,176

Operating Expenses:
Selling and marketing	746	669	2,377	1,757
General and administrative	1,742	1,344	4,696	3,687
Research and development	290	275	970	781
Depreciation and amortization	102	62	299	126

Total operating expenses	2,880	2,350	8,342	6,351

Loss from operations	(1,893)	(1,216)	(5,384)	(3,175)
Other income (expense)	19	(16)	21	122

Loss before income tax provision	(1,874)	(1,232)	(5,363)	(3,053)
Income tax provision	4	—	17	—

Net Loss	(1,878)	(1,232)	(5,380)	(3,053)
Preferred stock dividend	(590)	(658)	(1,962)	(658)

Net Loss applicable to common stockholders	$(2,468)	$(1,890)	$(7,342)	$(3,711)

Loss per share - basic	$(0.19)	$(0.17)	$(0.58)	$(0.34)

Loss per share- fully diluted	$(0.19)	$(0.17)	$(0.58)	$(0.34)

Weighted average shares and share equivalents	13,288	10,882	12,672	10,857

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004

(Thousands of dollars)	2005	2004
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES:
Net loss	$(5,380)	$(3,053)
Adjustments to reconcile net loss to net cash flows provided/(used) by operating activities:
Depreciation and amortization	299	126
Provision for bad debt	65	63
Stock based compensation	131	—
Increase/(decrease) from changes in:
Accounts receivable	22	(2,275)
Accounts receivable - related parties	(3,118)	1,820
Inventory	(1,107)	56
Other current assets	(44)	(52)
Accounts payable	374	132
Accounts payable - related parties	3,540	(604)
Accrued expenses	24	53
Customer deposits	(59)	30

Net cash used by operating activities	(5,253)	(3,704)

CASH FLOWS USED BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(179)	(564)
Goodwill and other intangibles	(195)	(3,875)
Additions to other assets	(1,412)	(243)

Net cash used in investing activities	(1,786)	(4,682)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	1,046	960
Borrowings/(Repayments) from related parties	(644)	850
Advances from stockholder	—	(9)
Proceeds from exercise of stock options	1,083	96
Net proceeds from preferred stock offering	3,476	4,321
Net proceeds from stock warrants	1,141	591
Preferred stock dividend payments	—	(42)

Net cash provided by financing activities	6,102	6,767

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(937)	(1,619)
CASH AND CASH EQUIVALENTS, beginning of period	937	1,644

CASH AND CASH EQUIVALENTS, end of period	$0	$25

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$1,962	$616

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Preferred Stock		Common Stock		Additional		Total
(Thousands of dollars and shares)	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, December 31, 2004	34	$2,672	12,123	$363	$12,635	$(4,517)	$11,153
Common stock issued upon options exercise	—	—	810	24	1,059	—	1,083
Common stock and option based compensation	—	—	30	1	130	—	131
Series B Preferred stock issued May 20, 2005 net of $146 in related costs	15	1,025	—	—	—	305	1,330
Series C Preferred stock issued June 8, 2005 net of $237 in related costs	1,250	2,451	—	—	—	575	3,026
Warrants
Issued with Series B Preferred Stock offering	—	—	—	—	329	—	329
Issued with Series C Preferred Stock offering	—	—	—	—	812	—	812
Preferred Stock Conversion	(34)	(2,672)	997	31	2,642	1,083	1,084
Net loss from operations	—	—	—	—	—	(5,380)	(5,380)
Preferred stock dividend	—	—	—	—	—	(1,962)	(1,962)

Balances, September 30, 2005	1,265	$3,476	13,960	$419	$17,607	$(9,896)	$11,606

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2005

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Accounting for stock options Global ePoint has adopted the disclosure-only provisions for employee stock options under SFAS No. 123. Accordingly, no compensation cost has been recognized for employee stock option plans under the intrinsic-value method prescribed by APB No. 25 and related interpretations. Had compensation for Global ePoint’s other three stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net loss and loss per share would have increased to the pro forma amounts indicated below for the three and nine months ended September 30 (in thousands, except per share amounts):

	For the three months ended September 30		For the nine months ended September 30
	2005	2004	2005	2004
As reported, net loss attributable to common stockholders	$(2,468)	$(1,890)	$(7,342)	$(3,711)
Stock-based employee compensation determined under the fair value method, net of related tax effects	—	—	—	(112)

Pro forma	$(2,468)	$(1,890)	$(7,342)	$(3,823)

Loss per common share, basic and fully diluted:
As reported	$(0.19)	$(0.17)	$(0.58)	$(0.34)
Pro forma	$(0.19)	$(0.17)	$(0.58)	$(0.34)

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

3. Inventories

Inventories consisted of the following as of September 30, 2005 (in thousands):

Computer component parts	$2,182
Video and data recording component parts	1,672
Cockpit door surveillance system and wire harness component parts	1,067

Total	$4,921

4. Property and equipment

Property and equipment consisted of the following as of September 30, 2005 (in thousands):

Furniture and equipment	$374
Computer equipment and software	286
Building improvements	407
Tooling and demo units	34
Vehicles	30

Totals	1,131
Less accumulated depreciation	(380)

Property and equipment, net	$751

5. Goodwill and Intangible Assets

As of September 30, 2005 the net amount of $7.8 million of goodwill and intangible assets represented 28% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $.3 million from the asset purchase of Perpetual. The goodwill arising from the Merger, in August 2003, and the Airworks and Perpetual acquisitions, in April 2004, have been subject to their annual impairment test. Application of the discounted cash flow methodology to management assumptions did not identify any impairment to the Merger goodwill. Management has reviewed the remaining accumulated goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2005 or 2004. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

6. Business concentrations

Sales and purchases For the three months ended September 30, 2005 and 2004, three customers accounted for 84% and 61% of the Company’s sales, respectively. For the nine months ended September 30, 2005 and 2004, three customers, respectively, accounted for 66% and 61% of the Company’s sales, respectively, and 77% of the accounts receivable as of September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, four vendors, accounted for 78% and 42% of the Company’s purchases, respectively. For the nine months ended September 30, 2005 and 2004, four vendors accounted for 65% and 47% of the Company’s purchases, respectively and 66% and 85% of the accounts payable as of September 30, 2005 and 2004, respectively. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Pre-Merger Loans Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of September 30, 2005, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $320,000 and $355,000 for the nine months ended September 30, 2005 and 2004, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,000 and $64,000 for the three and nine months ended September 30, 2005 and 2004.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and principal stockholder, Mr. John Pan (“Related Parties”). Those types of transactions occurred with the Related Parties prior to the completion of the Merger and have continued subsequent to the Merger, although there can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are through our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of September 30, 2005 were as follows:

(Thousands of dollars)	As of September 30, 2005
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	7,506
(C) (100% owned by CFO/Chairman)	38
(D) (95% owned by CFO/Chairman)	946

Total	$8,490

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	2,208
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	8,745

Total	$10,953

	For the three months ended September 30		For the nine months ended September 30
(Thousands of dollars)	2005	2004	2005	2004
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	4,779	160	6,024	548
(C) (100% owned by CFO/Chairman)	—	1	—	5
(D) (95% owned by CFO/Chairman)	1,442	720	2,725	2,765

Total	$6,221	$881	$8,749	$3,318

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	6,662	1,479	9,307	4,027
(C) (100% owned by CFO/Chairman)	—	9	—	18
(D) (95% owned by CFO/Chairman)	3	45	164	312

Total	$6,665	$1,533	$9,471	$4,357

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

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Weighted Average Shares (Denominator)	Per-share Amount
For the three months ended September 30, 2005:
Basic and fully diluted loss per share
Loss available to common stockholders	$(2,468)	13,288	$(0.19)

For the nine months ended September 30, 2005:
Basic and fully diluted loss per share
Loss available to common stockholders	$(7,342)	12,672	$(0.58)

For the three months ended September 30, 2004:
Basic and fully diluted loss per share
Loss available to common stockholders	$(1,890)	10,882	$(0.17)

For the nine months ended September 30, 2004:
Basic and fully diluted income per share
Income available to common stockholders	$(3,711)	10,857	$(0.34)

9. Pending and Completed Acquisitions

On April 5, 2004, the Company and Next Venture, Inc. d/b/a Sierra Group, a California corporation (“Next Venture”) executed an Asset Purchase Agreement. Pursuant to that agreement the Company purchased substantially all of the assets used in Next Venture’s Perpetual digital division (“Perpetual”), including intellectual property and ongoing supply agreements. Perpetual is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance. In consideration for the assets, the Company paid $353,000 in cash. In addition to the cash, the Company agreed to forgive the collection of an account receivable from Next Venture in the amount of approximately $152,000. The Company was subject to a contingency payment of up to $2,750,000 in Common Stock, subject to the acquired operations achieving certain sales targets in the 12-month period following the closing of the acquisition. The sales targets were not met and no contingent payment is due or payable. There can be no assurance that this acquisition will be successfully integrated into the Company’s operations.

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

The following selected financial data reflects consolidated pro forma information as if the acquisition of Airworks had occurred January 1, 2004.

	Three Months Ended September 30		Nine months ended September 30
(Thousands of dollars, except per share amounts)	2005	2004	2005	2004
Pro Forma Consolidated Net Sales	$9,448	$4,999	$20,100	$14,612
Pro Forma Net Loss	(2,468)	(1,890)	(7,342)	(4,078)
Loss per share:
Basic and diluted, pro forma	$(0.19)	$(0.17)	$(0.58)	$(0.38)

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

Subject to the completion of definitive agreements to acquire Astrophysics, the Company intends to file with the Securities and Exchange Commission a proxy statement, and other relevant documents in connection with the proposed acquisition. Investors and security holders are advised to read the proxy statement regarding the proposed acquisition, if and when available, because it will contain important information. Investors and security holders may obtain a free copy of the proxy statement, if and when available, and other documents filed by the company at the Securities and Exchange Commission’s web site at www.sec.gov. The proxy statement and such other documents may be obtained, if and when available, from the Company by directing such request to Global ePoint, Inc. 339 S. Cheryl Lane, City of Industry, California 91789, Attention: Paul Goodson, Vice President, Investor Relations. A description of any interests that any of Global ePoint’s directors and executive officers have in the proposed acquisition is included in a Current Report on Form 8-K filed with the SEC on June 3, 2005 and will be available in the proxy statement.

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

For the three months ended September 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$224	$707	$8,517	$—	$9,448
Cost of sales	154	450	7,857	—	8,461

Gross profit	70	257	660	—	987
Operating Expenses	878	561	742	699	2,880

Income (loss) from operations	(808)	(304)	(82)	(699)	(1,893)
Other income (expense)	1	—	2	16	19

Income/(Loss) from operations	$(807)	$(304)	$(80)	$(683)	$(1,874)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

For the three months ended September 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$447	$946	$3,606	$—	$4,999
Cost of sales	280	627	2,958	—	3,865

Gross profit	167	319	648	—	1,134
Operating Expenses	768	627	584	371	2,350

Income (loss) from operations	(601)	(308)	64	(371)	(1,216)
Other income (expense)	(18)	—	2	—	(16)

Income/(Loss) from operations	$(619)	$(308)	$66	$(371)	$(1,232)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

For the nine months ended September 30, 2005

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$966	$1,493	$17,641	$—	$20,100
Cost of sales	649	1,060	15,433	—	17,142

Gross profit	317	433	2,208	—	2,958
Operating Expenses	2,752	1,634	2,202	1,754	8,342

Income (loss) from operations	(2,435)	(1,201)	6	(1,754)	(5,384)
Other income (expense)	4	—	1	16	21

Income/(Loss) from operations	$(2,431)	$(1,201)	$7	$(1,738)	$(5,363)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

For the nine months ended September 30, 2004

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$727	$1,605	$11,649	$—	$13,981
Cost of sales	459	1,029	9,317	—	10,805

Gross profit	268	576	2,332	—	3,176
Operating Expenses	1,935	1,155	2,198	1,063	6,351

Income (loss) from operations	(1,667)	(579)	134	(1,063)	(3,175)
Other income (expense)	(20)	—	(3)	145	122

Income/(Loss) from operations	$(1,687)	$(579)	$131	$(918)	$(3,053)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

11. Preferred Stock and Common Stock Warrants

Series A Preferred Stock

On August 5, 2004, Global ePoint, Inc. completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by M.A.G. Capital, LLC, formerly known as Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds from the transaction were $5.5 million. Related issuance costs of $.6 million resulted in net proceeds of $4.89 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of the Company’s common stock is less than $4.76 per share, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. The Series A preferred stock had a $5.5 million liquidation preference at issuance. As of September 30, 2005, the holders of the Series A preferred stock had converted all of their preferred shares into common shares. The conversion of the Series A preferred stock resulted in a beneficial conversion of $2.1 million of which $492,000 and $590,000 was incurred in the first and third quarter of 2005, respectively, and the remaining $1 million was incurred in 2004. The beneficial conversion is treated as a non-cash preferred stock dividend.

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

Holders of the Series C preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The accrued dividend amounts to approximately $65 thousand as of September 30, 2005. The Company must redeem the Series C preferred stock beginning in March 2006, at a rate of 1/30th of the outstanding shares per month. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series C preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series C preferred stock has been classified as equity. The rights of the holders of the Series C preferred stock are senior to the rights of the holders of the Series B preferred stock, and junior to the rights of the holders of the Series A preferred stock.

12. Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 1%. The initial interest rate is 6.5% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2006. As of November 2005, a total of $1,000,000 has been advanced to Best Logic pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

13. Subsequent Events

In October, 2005 the Company received notice from two of the Series C preferred stock holders to convert 75,000 preferred shares into common stock. Based on the conversion formula as described in the Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock, the Series C preferred stock has been converted into 75,000 of the Company’s common shares.

On October 28, 2005 the Company received notice from the Series B preferred stock holders to convert all 15,000 preferred shares into common stock. Based on the conversion formula as described in the Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock, all of the Series B preferred stock has been converted into 535,714 of the Company’s common shares.

On November 7, 2005 the Company completed the sale of its Series D convertible preferred stock and warrants to purchase common stock to certain institutional investors for gross proceeds to the Company of $6 million. The shares of Series D Preferred Stock are convertible into shares of the Company’s common stock at the rate of $4.16 per share. The Company also issued warrants to purchase 721,157 shares of the Company’s common stock at $4.33 per share. Neither the $4.16 per share conversion price in the Series D Preferred Stock nor the exercise price of the warrants are subject to adjustment, except for standard anti-dilution relating stock splits, combinations and the like. Holders of the Series D Preferred Stock are entitled to receive dividends in the amount of six percent (6%) per year. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company is required to begin redeeming the Series D Preferred Stock in August 2006. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and will be equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. The Company also granted the investors the right to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock at the purchase price of $5.25 per share along with warrants to purchase 721,157 shares of the Company’s common stock at $6.00 per share. The Company has the right to redeem the Series D Preferred Stock at a price equal to 105% of the purchase price of the shares of Series D Preferred Stock. The Company has agreed to file a registration statement to register the common stock underlying the Series D Preferred Stock and warrants. H.C. Wainwright & Co., Inc. acted as placement agent for the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our operations currently consist of three divisions:

•	digital technology focusing on designing, developing, manufacturing, and distributing complete secure network digital video systems and total solutions for law enforcement, military, homeland security, commercial, industrial, and consumer markets;

•	aviation primarily providing surveillance and safety products and aircraft modification products and services to the commercial airline industry; and

•	contract manufacturing and sales of digital video recorders and customized computing systems for the commercial, industrial, and consumer sectors.

We acquired the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc in April 2004. The Perpetual business is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance and is part of our digital technology division. The Airworks business provides digital video surveillance solutions to the aircraft industry as well as other electronic and aircraft maintenance solutions and is part of our aviation division. The goal of these acquisitions is to enhance our digital technology based product lines to expand our presence within the homeland security marketplace.

Our business strategy includes developing a full line of high value security products deploying the latest technologies. We have spent significant resources with our research and development team developing a base platform for our security surveillance product line. Using this platform we hired additional offshore specialty engineers to supplement our existing core research and development team to enable faster, cost effective product development focused on security application solutions. We have launched the first phase of our new digital video recorder product line, a four channel mobile digital video recorder and have begun marketing the product through several channels.

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

For the three months ended September 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$224	$707	$8,517	$—	$9,448
Cost of sales	154	450	7,857	—	8,461

Gross profit	70	257	660	—	987
Operating Expenses	878	561	742	699	2,880

Income (loss) from operations	(808)	(304)	(82)	(699)	(1,893)
Other income (expense)	1	—	2	16	19

Income/(Loss) from operations	$(807)	$(304)	$(80)	$(683)	$(1,874)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

For the three months ended September 30, 2004
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$447	$946	$3,606	$—	$4,999
Cost of sales	280	627	2,958	—	3,865

Gross profit	167	319	648	—	1,134
Operating Expenses	768	627	584	371	2,350

Income (loss) from operations	(601)	(308)	64	(371)	(1,216)
Other income (expense)	(18)	—	2	—	(16)

Income/(Loss) from operations	$(619)	$(308)	$66	$(371)	$(1,232)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

For the nine months ended September 30, 2005
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$966	$1,493	$17,641	$—	$20,100
Cost of sales	649	1,060	15,433	—	17,142

Gross profit	317	433	2,208	—	2,958
Operating Expenses	2,752	1,634	2,202	1,754	8,342

Income (loss) from operations	(2,435)	(1,201)	6	(1,754)	(5,384)
Other income (expense)	4	—	1	16	21

Income/(Loss) from operations	$(2,431)	$(1,201)	$7	$(1,738)	$(5,363)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

For the nine months ended September 30, 2004
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net Sales	$727	$1,605	$11,649	$—	$13,981
Cost of sales	459	1,029	9,317	—	10,805

Gross profit	268	576	2,332	—	3,176
Operating Expenses	1,935	1,155	2,198	1,063	6,351

Income (loss) from operations	(1,667)	(579)	134	(1,063)	(3,175)
Other income (expense)	(20)	—	(3)	145	122

Income/(Loss) from operations	$(1,687)	$(579)	$131	$(918)	$(3,053)

Total assets as of September 30, 2004	$2,699	$5,197	$6,726	$4,742	$19,364

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

Our mobile digital products are currently targeting law enforcement, commercial/industrial and military applications. Digital technology offers considerable advantages over the analog tape technology currently in use by some police departments, and we believe our products offer major advantages over competing digital systems. For example, our wireless technology automatically uploads recordings into the police department’s central computer when the officer returns the patrol car to the station. This feature avoids having the officer handle recording disks or devices, thereby preserving the integrity of valuable trial evidence. Our products have been adopted by several local police departments and are currently being evaluated by a number of other law enforcement customers, including a pilot program involving 6 patrol cars operated by the Chicago Police Department, but have not generated significant revenues to date. We believe, the same advantages of digital technology, and our products in particular, are relevant in other mobile applications, including fire trucks, ambulances, mass transit, on-highway shipping and package delivery, and in other applications. We believe that the recent terrorist attacks on subway systems will result in government mandates for the installation of surveillance systems, although such mandates have not yet materialized and we have not yet penetrated these markets.

We are also developing additional stationary applications for our digital surveillance technology within the retail, commercial/industrial sectors, and in other markets. We believe that demand in many of these markets will be driven by government mandates to install surveillance systems for anti-terrorism or law enforcement measures, or as a result of cost savings available to business owners arising out of theft or loss reduction, lower insurance premiums, or other savings. In the banking sector, for example, a mandate has recently been passed in Mexico requiring digital surveillance systems to be installed in all bank branches, with monitoring at a central location. We believe that new markets will be available for our digital surveillance products in support of homeland security initiatives. Such new markets may include oil refineries, chemical plants, nuclear power plants, electric power transmission lines, oil, gas, chemical and water pipelines, and other critical facilities. We are also developing products for retail establishments, manufacturing facilities, commercial locations, and small businesses. We believe the commercial and industrial sector to be a multi-billion dollar annual market that may provide us with an excellent growth opportunity.

The division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications to target these high growth, high margin markets. The developmental nature of this division requires that we make investments in new products, staffing our sales team and other parts of the organization, establishing our distribution channels, building relationships with customers and potential customers, marketing our products, and other investments. As such, our financial results continued to show losses in the third quarter of 2005 and may continue to do so in future quarters.

For the Three Months Ended September 30, 2005 Compared to September 30, 2004

Revenues for the three months ended September 30, 2005 totaled $224,000 compared to $447,000 for the three months ended September 30, 2004. Gross margins for the quarter ended September 2005 were 30.9% compared to 37.2% in the quarter ended September 2004. The decline in revenues is the result of a decline in sales to one of our major customers. We are currently refining our product offerings and recruiting key management and sales personnel to continue with the strategic initiatives for the division and move forward with our digital video surveillance product offerings.

Research and development costs increased to $290,000 for the three months ended September 30, 2005 from approximately $275,000 for the same three month period of 2004. The increase is due to an increase in departmental administrative expenses.

Selling expenses increased $96,000 for the three months ended September 30, 2005 to $321,000 from $225,000 for the same period of the prior year. The increase is primarily due to the addition of the Perpetual Digital product line beginning in the fourth quarter of 2004 which required an additional $54,000 for sales personnel and related costs, $11,000 for travel and entertainment expenses and $22,000 for advertising and promotion in the third quarter of 2005 compared to the third quarter of 2004

General and administrative expenses totaled $237,000 for the three months ended September 30, 2005 compared to $259,000 for the three month period ended September 30, 2004. The reduction is primarily due to decline in outsourced personnel recruitment costs of $25,000 in the third quarter of 2005 from third quarter of 2004.

The decline in revenue along with costs related to the expansion of our sales force and our increased investment in R&D both of which are intended to position the Digital Surveillance division to capture important market opportunities in the future, resulted in a loss of $812,000 for the digital technology division for the quarter ended September 2005 compared to a loss of $619,000 for the quarter ended September 2004. Our investment in research and development has resulted in the launch of the first phase of our new digital video recorder product line, a four channel mobile digital video recorder and we have begun marketing the product through several channels.

For the Nine Months Ended September 30, 2005 Compared to September 30, 2004

Revenues for the nine months ended September 30, 2005 totaled $966,000 compared to $728,000 for the nine months ended September 30, 2004. Substantially all of the revenue generated in both 2005 and 2004 was through the Perpetual product offerings which were acquired in April 2004. Gross margins for the nine months ended September 2005 were 32.8% compared to 36.9% in the nine months ended September 2004.

Research and development costs increased to $970,000 for the nine months ended September 30, 2005 from approximately $781,000 for the same nine month period of 2004. The increase is due to the addition of research and development resources in China totaling $135,000 offset by $47,000 decline in salaries and personnel related expenses for the domestic research and development staff and an increase in material and other product development costs of $88,000. Our investment in research and development has resulted in the launch of the first phase of our new digital video recorder product line, a four channel mobile digital video recorder and we have begun marketing the product through several channels.

Selling expenses increased $533,000 for the nine months ended September 30, 2005 to $1.1 million from $547,000 for the same period of the prior year. The launch of the Perpetual Digital product line required additional sales personnel and related costs resulted in $474,000 of the increase and $29,000 in additional advertising and promotion expenses.

General and administrative expenses totaled $702,000 compared to $608,000 for the nine month period ended September 30, 2004. The increase is due to a $46,000 increase in general liability and other insurance expenses and $57,000 for property security services as no comparable expenses were allocated to the division in the nine months ended September 30, 2004.

The Perpetual digital product launch and expansion of our sales force along with our continued investment in research and development resulted in a loss of $2.4 million for the digital technology division for the nine months ended September 2005 compared to a loss of $1.7 million for the equivalent period ended September 2004. The new Perpetual Digital products are in their early stage of development and have not generated significant revenues to date. We expect to increase our investment in sales and marketing and believe this will result in substantive sales growth for our digital video surveillance products.

RESULTS OF OPERATIONS – AVIATION DIVISION

Our aviation division, known as Global Airworks, is an aviation service company specializing in commercial aircraft surveillance systems and interior modification, serving both domestic and international carriers as well as original equipment manufacturers and suppliers. Our products and services primarily relate to airline surveillance and security systems, new or upgraded communication systems, in flight entertainment systems, and comfort and convenience systems. Our current products include Cockpit Door Surveillance Systems (CDSS) which uses digital video technology to allow the pilot to view activity behind the secured cockpit door from the cockpit. We have also developed an Electronic Flight Bag that uses digital technology to store and retrieve flight manuals and procedures. In addition, we provide smoke detection and fire suppression systems, wire and harness solutions for various electrical applications within an aircraft and interior modification products and services.

We are positioned to take advantage of the market opportunities that will be presented by the expected release of mandates from both the Federal Aviation Administration (FAA) and the European aviation regulatory authorities, including the European Aviation Safety Agency (EASA) and the Joint Aviation Authority (JAA). The FAA has issued a Notice of Proposed Rule Making which, if enacted, would mandate CDSS systems for all commercial passenger aircraft operating in the US. The comment period on this NPRM closes on November 21, 2005, and we believe a final rule could be adopted before the end of 2005. The FAA estimates that the market for CDSS systems is $185 million in the United States and we believe the worldwide market to be larger than the United States. The agency identified Global ePoint as one of only three vendors with products currently certified by the FAA. We believe that our product has several key advantages over competing systems, including having its display screen in front of the pilot and a rapid installation schedule that generally avoids revenue loss for the airline. We believe that we are well positioned to capture a significant share of the US market.

We have obtained all FAA Supplemental Type Certificates (STC) for the installation of CDSS on a majority of the Boeing aircraft types and all Airbus aircraft (except the A380, their latest aircraft model). Therefore, any new orders will not require any engineering or certification work, but simply manufacturing and shipping. As previously discussed, we have $2.8 million in contracts with a Scandinavian airline pending the EASA/JAA mandate for flight deck door monitoring systems.

We are also developing and marketing digital technology solutions such as our Electronic Flight Bag (EFB) and In Flight Entertainment (IFE) systems. Generally, these systems provide increased aircraft operating efficiency and significant weight savings by replacing old heavier technology. One of the major costs for the airlines is fuel costs, these new solutions provide a return on investment to the airlines as significant weight reduction leads to substantial savings by decreasing the fuel burn of the aircraft. Our EFB product provides electronic weather mapping, finds favorable wind patterns, and optimizes the trim of the aircraft to make weight and balance adjustments, all of which contribute to fuel savings. Ours system automates flight information and is easier for pilots to use than paper records and supplemental calculations. In addition to these advantages, our EFB eliminates over 70 pounds of charts and records carried on board, representing a considerable annual fuel savings for a typical jetliner. In addition to commercial passenger and cargo air transport, we believe the EFB is also attractive in private aviation applications, where pilots generally have less automation available to them and where the ease and speed of accessing electronic records may offer safety advantages.

We believe that our IFE product is attractive to airlines due to the elimination of hundreds of pounds of weight in replacing old cathode ray tube monitors with modern flat panel display systems. We believe the payback to the airline in fuel savings alone for the installation of our IFE systems is less than one year.

We received purchase orders for $11.8 million from a major Latin American airline for aircraft modification and retrofit services. We have, and continue to, expand our aircraft modification services capabilities to support the initiative and began fulfilling the orders at the end of the third quarter. Our backlog as of September 30, 2005 was $11.3 million for the modification and retrofit services. Our aircraft business is growing rapidly and provides Global ePoint with an attractive value added sales opportunity for surveillance, EFB and IFE products to the customer for installation while our maintenance work is being performed.

The aviation division’s operations began on April 26, 2004. Accordingly, the following discussion of this division’s results of operations, for the three and nine months ended September 30, 2005, is compared to the results of operations for the period from April 26, 2004 through September 30, 2004 (approximately five months).

For the Three Months Ended September 30, 2005 Compared to September 30, 2004

Revenues for the quarter ended September 30, 2005 totaled $707,000 compared to $946,000 for the three months ended September 30, 2004. The reduction in revenue was primarily due to a $282,000 decline in CDSS sales and $313,000 for wire and harness solutions offset by an increase in revenue of $382,000 relating to aircraft modification products and services. The decline in CDSS sales in 2005 reflects our significant sales success for CDSS systems in European markets during 2004, followed by the 3rd quarter of 2005, during which time other jurisdictions, including the US, are contemplating the establishment of regulations requiring CDSS systems, but have not yet imposed such requirements on the airline industry. Cost of goods sold for the quarter ended September 30, 2005 was $450,000 compared to $627,000 for the same three month period of 2004. The decrease in the cost of sales was due to $362,000 decline in materials and labor costs related to the CDSS and wire harness products due to the decline in sales offset by costs incurred for aircraft modification consisting of $160,000 in materials and labor and $37,000 increase in travel expenses. The change in the mix of business resulted in an increase of gross margins to 36.4% compared to 33.7% for the quarter ended September 30, 2005 and 2004, respectively.

Operating expenses totaled $561,000 for the quarter ended September 30, 2005 compared to $627,000 for the quarter ended September 30, 2004. The decrease in operating expenses was due to a reduction of administrative personnel resulting in a $111,000 decline in labor and related costs offset by an increase of $53,000 in sales related travel and trade show expenses.

As a result, the aviation division incurred a loss of $303,000 in the third quarter ended September 30, 2005 as compared to a loss of $308,000 in the third quarter ended September 30, 2004.

For the Nine Months Ended September 30, 2005 Compared to September 30, 2004

Revenues for the nine months ended September 30, 2005 totaled $1.5 million comprised of sales of CDSS, wire and harness, and aircraft modification services compared to $1.6 million for the five month period ended September 30, 2004. Cost of goods sold was $1.1 million for the nine months ended September 30, 2005 compared to $1 million for the five months ended September 30, 2004. Gross margins were 29% for the nine months ended September 30, 2005 compared to 35.8% for the period ended September 30, 2004. The decline in margins and increase in cost of goods sold is the result of an increase in manufacturing overhead expenses of $327,000 based on nine months in 2005 compared to only five months of manufacturers overhead expenses in 2004 offset by a decrease of $296,000 in materials costs.

Operating expenses totaled $1.6 million for the nine months ended September 30, 2005 compared to $1.2 million for the five months ended September 30, 2004. The increase is a result of a full nine months operating activity in 2005 compared to five months of operations in 2004. As a result, the aviation division incurred a loss of $1.2 million in the nine months ended September 30, 2005 compared to a loss of $579,000 for the five months ended September 30, 2004.

RESULTS OF OPERATIONS – CONTRACT MANUFACTURING DIVISION

Our contract manufacturing division manufactures digital video recorders and customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. In addition to custom manufacturing the division also sources and distributes electronic components and parts. The high volumes we produce in the contract manufacturing division allows us to obtain discounts on our raw materials, which we are able to use in lowering the manufacturing costs of our other divisions. In addition, since we control the manufacturing process for many of our branded products, we can offer greater speed and flexibility to our customers than otherwise would be the case.

For the Three Months Ended September 30, 2005 Compared to September 30, 2004

Net sales for the third quarter ended September 30, 2005 increased to $8.5 million from $3.6 million in the third quarter ended September 2004. The increase in net sales was due to the increase in sales of consumer computer products to $7.0 million from $1.9 million in the third quarter of 2004. Substantially all of the sales of consumer computer products are through related parties for a large retailer in Mexico. Cost of sales was $7.9 million for the quarter ended September 30, 2005, or 92.2% of sales, compared to $3.0 million, or 82.0% of sales, for the corresponding quarter of 2004. The increase in cost of sales is due to the increase in sales of low margin consumer computer products. As a result, gross margins for the third quarter of 2005 were 7.8% compared to 18.0% in the third quarter 2004.

Operating expenses for the quarter ended September 30, 2005 were $742,000, or 8.7% of sales, compared to $584,000, or 16.2% of sales, in the quarter ended September 30, 2004. The increase in operating expenses is due to the increase in direct labor and other overhead related to the increased sales.

As a result, net loss for the contract manufacturing division was $80,000 for the three months ended September 30, 2005 compared to net income of $65,000 for the three months ended September 30, 2004.

For the Nine Months Ended September 30, 2005 Compared to September 30, 2004

Net sales for the nine months ended September 30, 2005 increased to $17.6 million from $11.6 million in the nine months ended September 2004. The increase in net sales was primarily due to the increase in sales of consumer computer products to

$9.3 million from $4.0 million in the nine months ended September 30, 2004. Sales of industrial computer products increased to $6.6 million from $5.9 million in the nine months ended September 30, 2004. Cost of sales was $15.4 million for the nine months ended September 30, 2005, or 87.5% of sales compared to $9.3 million, or 80.0% of sales for the corresponding nine months of 2004. The increase in the cost of sales as a percentage of net sales was due to the increase in sales of low margin consumer computer products. As a result, gross margins for the first nine months of 2005 were 12.5% compared to 20.0% in the first nine months of 2004.

Operating expenses for the nine months ended September 30, 2005 and 2004 were $2.2 million, or 12.5% and 18.9% of sales, respectively. Rent expense decreased $94,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to the subleasing of excess of warehouse and office space beginning the fourth quarter of 2004. These decreases were offset by $34,000 increase in commission expenses due to the increase in sales volume and $107,000 increase for administrative personnel related to quality control and technical support due to the increase in sales volume.

As a result, net income for the contract manufacturing division was $7,000 for the nine months ended September 30, 2005 compared to $131,000 for the nine months ended September 30, 2004.

RESULTS OF OPERATIONS - CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-reverse-acquisition company, as well as general overall corporate expenses. During the nine months ended September 30, 2005, corporate general and administrative costs totaled $1.8 million compared to $1.1 million for the nine months ended September 30, 2004. Payroll expenses increased $221,000 to $625,000 in the first nine months of 2005 compared to $404,000 in the first nine months of 2004. The increase is primarily due to the adjustment of management compensation to a competitive market based compensation structure beginning in the second quarter of 2004. Professional fees associated with being a public company were $757,000 for the nine months ended September 30, 2005 compared to $420,000 for the nine months ended September 30, 2004. The increase was primarily due to an increase in costs related to public relations and corporate promotion.

There was $16,000 of other income in the first nine months of 2005 compared to $146,000 of other income in the first nine months of 2004 which primarily related to earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business.

The net result for corporate operations was a net loss of $1.7 million in the nine months ended September 30, 2005 compared to a net loss of $.9 million for the nine months ended September 30, 2004.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, Global ePoint incurred a loss from operations of $1.9 million for the three months ended September 30, 2005, or $(.14) per share, and a loss of $5.4 million, or $(.42) per share, for the nine months ended September 30, 2005. The non cash preferred dividend relating to the issuance of our preferred stock generated a non-cash preferred dividend of $590,000 resulting in a loss applicable to common stockholders of $2.5 million, or $(.19) per share for the three months ended September 30, 2005. The total non-cash preferred dividend for the first nine months ended September 30, 2005 was $2.0 million resulting in a loss applicable to common shareholders of $7.3 million, or $(.58) per share compared to a loss of $1.9 million, or $(.17) per share for the three months ended September 30, 2004, and a loss of $3.7 million, or $(.34) per share for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the nine months ended September 30, 2005 was $5.1 million as compared to $3.7 million for the corresponding period of 2004. The primary use of cash was incurred to fund the $5.4 million net loss for the 2005 period.

Cash used in investing activities for the first nine months of 2005 consisted of $1.8 million compared to $4.7 million for the first nine months of 2004. The cash was primarily used for a good faith deposit of $500,000 and other costs of $135,000 related to our potential acquisition of Astrophysics, Inc. and an additional $500,000 note provided to Astrophysics. Additional cash of $390,000 was required for the acquisition of fixed assets and other intangibles.

Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $5.9 million. In March 2005 our contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements all of which was provided for operations as of September 30, 2005. In the second quarter of 2005, we completed the private placement sale of Series B and Series C preferred stock resulting in net proceeds of $4.6 million. An additional $1.1 million was received through the exercise of previously issued stock options. This was offset by a reduction in borrowings from related parties in the amount of $800,000. As of September 30, 2005, the total outstanding balance on loans from related parties was $1.0 million. Cash provided by financing activities for the nine months ended September 30, 2004 was $6.8 million of which $4.9 million was the net proceeds from the private placement sale of Series A preferred stock with the remaining $1.9 million was provided through borrowings from related parties. As a result of the total cash activities, net cash decreased $.9 million from December 31, 2004 to September 30, 2005.

As of September 30, 2005, we had net working capital totaling $156,000. As a means of increasing our returns on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. However, in order to finance our operations and expected growth opportunities, we completed a private placement sale of Series D preferred stock and warrants in November 2005. The gross proceeds on the transaction were $6 million with net proceeds of approximately $5.7 million (see Subsequent Events). We believe due to the increase in our backlog of orders we will require additional working capital financing of approximately $3 million in addition to the proceeds of the Series D financing and cash generated by operations, to meet our working capital needs, capital expenditures, and commitments over the next 12 months.

If we are to be successful in acquiring Astrophysics, we will require an additional $15 million of funding. If we are successful in acquiring Astrophysics or if we otherwise require additional financing, we will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

We require additional funding in the future to continue to operate our business. As of September 30, 2005, we had net working capital totaling $156,000. As a means of increasing our returns on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. However, in order to finance our operations and expected growth opportunities, we completed a private placement sale of Series D preferred stock and warrants in November 2005. The gross proceeds on the transaction were $6 million with net proceeds of approximately $5.7 million. We believe due to the increase in our backlog of orders we will require additional working capital financing of approximately $3 million in addition to the proceeds of the Series D financing and cash generated by operations, to meet our working capital needs, capital expenditures, and commitments over the next 12 months. If we are to be successful in acquiring Astrophysics, we will require an additional $15 million of funding. If we are successful in acquiring Astrophysics or if we otherwise require additional financing, we will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our chief financial officer, chairman, and largest stockholder. During 2004 and the first nine months of 2005 we purchased approximately $5.7 and $8.7 million, respectively, worth of products from these related parties. This represents 35% and 51% of our overall cost of goods for the year ended December 31, 2004 and nine months ended September 30, 2005, respectively. In addition, during 2004 and the first nine months of 2005, we sold approximately $7.8 and $9.5 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 37% and 47% of our overall sales for the year ended December 31, 2004 and first nine months of 2005, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the nine months ended September 30, 2005 and 2004, three customers accounted for 66% and 61%, respectively, of our sales. One of these customers in 2005 and 2004 were related parties. During the nine months ended September 30, 2005 and 2004, four vendors accounted for 65% and 47%, respectively, of our purchases. Two of these vendors were related parties. Substantially all of our related party transactions are derived from our contract manufacturing division. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

We are an emerging growth company with limited operating history. Following our acquisition of McDigit, Inc. in August 2003, and having essentially ceased operations of our prior businesses, we recommenced operations as a new business engaged in designing and selling industrial, business and consumer computers and computing solutions; and digital video, audio and data transmission and recording products. In 2004, we acquired substantial operating assets included in our digital technology division and aviation division. As a result, we have a limited history operating our current businesses and forecasting our sales. The future success of our business will depend on our ability to successfully operate our recently acquired businesses, all of which are in highly competitive markets. Moreover, our digital technology division operates in a new and emerging market. As an emerging company, it will be necessary for us to implement additional operational, financial and other controls and procedures in order to be successful.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

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

GLOBAL EPOINT, INC.

Date: November 14, 2005	/s/ TORESA LOU
Toresa Lou,
Chief Executive Officer

Date: November 14, 2005	/s/ JOHN PAN
John Pan,
Chief Financial Officer and Chairman