Form 10KSB
period 2005-12-31
GLOBAL EPOINT INC
filed 2006-04-17
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Common Stock, par value $.03 per share

(Title of Class)

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☒    No  ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for fiscal year ended December 31, 2005 were $32,748,000

Check whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of

April 3, 2006, was $52,700,000

The number of shares outstanding of the registrant’s common stock as of April 3, 2006, was 15,319,853

Transitional Small Business Disclosure Format.  Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOBAL EPOINT, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

Global ePoint, Sequent, McDigit, and Best Logic are trademarks or registered trademarks of Global ePoint, Inc. or its subsidiaries. All other brands and names listed are trademarks of their respective companies.

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

Global ePoint, Inc., and its subsidiaries, is a provider of digital video surveillance products, IT network and computing solutions. Our business is operated from three divisions: our digital technology division, aviation division and our contract manufacturing division. Our digital technology division designs and markets digital video, audio and data transmission and recording products, primarily for surveillance systems in the commercial, industrial, governmental, and homeland security sectors. Our aviation division designs, manufactures, certifies, and installs electronic, surveillance, and cabin modification systems in the commercial aviation marketplace. Our contract manufacturing division manufactures customized security applications primarily for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems.

Our aviation division was initiated in April 2004 through the acquisition of certain assets from Insolvency Services Group, Inc. (“ISG”), which had acquired those assets from Greenick, Inc. d/b/a AirWorks, Inc. (“AirWorks”) pursuant to a general assignment. This assignment by AirWorks to ISG was part of an assignment for the benefit of creditors of AirWorks. Pursuant to the assignment from ISG, we acquired AirWorks’ flight support business including aircraft electronic and communications assets and operations, including intellectual property, and contracts and purchase orders from major airlines and aircraft manufacturers.

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

We have recently agreed to acquire the assets and certain liabilities of Tops Digital Security, Inc. (Tops). Tops is a total solutions provider of large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The Tops acquisition will continue the expansion of our digital technology division product line.

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

DIGITAL TECHNOLOGY

We formed our digital technology division to focus on the development of digital products and technologies for law enforcement, commercial and industrial security applications. On April 6, 2004, we acquired the assets of the Perpetual division of Next Venture, Inc. to continue the build out of product offerings within the commercial and industrial security marketplace.

In the fourth quarter of 2004, we launched the new Perpetual Digital product line of digital video surveillance security products to be marketed through wholesale distribution. We have initiated an advertising campaign to generate brand awareness for our Perpetual Digital products. We intend to expand our advertising and promotional campaigns to continue the development of the Perpetual Digital brand and gain market acceptance for our product line.

Our mobile digital products are currently targeting law enforcement, commercial/industrial and military applications. Digital technology offers considerable advantages over the analog tape technology currently in use by some police departments, and we believe our products offer major advantages over competing digital systems. For example, our wireless technology automatically uploads recordings into the police department’s central computer when the officer returns the patrol car to the station. This feature avoids having the officer handle recording disks or devices, thereby preserving the integrity of valuable trial evidence. Our products have been adopted by several local police departments and are currently being evaluated by a number of other law enforcement customers, including a pilot program involving six patrol cars operated by the Chicago Police Department, but have not generated significant revenues to date. We believe that our digital technology and our digital products are relevant in other mobile applications, including fire trucks, ambulances, mass transit, on-highway shipping and package delivery, and in other applications. We believe that the threat of continued terrorist attacks on subway systems and other forms of public transportation will result in government mandates for the installation of surveillance systems, although such mandates have not yet materialized and we have not yet penetrated these markets.

We are also developing additional stationary applications for our digital surveillance technology within the retail, commercial/industrial sectors, and in other markets. We believe that demand in many of these markets will be driven by government mandates to install surveillance systems for anti-terrorism or law enforcement measures and potential cost savings available to business owners arising out of theft or loss reduction, lower insurance premiums, and other savings. We believe that new markets will be available for our digital surveillance products in support of homeland security initiatives. Such new markets may include oil refineries, chemical plants, nuclear power plants, electric power transmission lines, oil, gas, chemical and water pipelines, and other critical facilities. We are also developing products for retail establishments, manufacturing facilities, commercial locations, and small businesses. We believe the commercial and industrial sector to be a multi-billion dollar annual market that may provide us with an excellent growth opportunity.

The recently announced agreement to acquire Tops is an example of our plan to develop a complete line of secured network digital video technology and products for growing vertical markets in the electronic security industry. Tops is a total solutions provider of large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The Tops system is a total integrated solution that provides D1 CIF quality video recording capability, the highest level available, along with the front-end surveillance cameras, fiber optic cabling, and the command center application to network and control the hundreds of cameras. The Tops’ solution has proprietary video surveillance technology that efficiently integrates the ability to capture D1 CIF quality video while maintaining a secure and fast system for recording, monitoring, managing, and archiving video surveillance. We believe the Tops platform will provide us with a high level enterprise surveillance solution and expand our fixed video surveillance product line to enable us to develop new opportunities in the casino gaming, museum, and government security markets.

The digital technology division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications to target these high growth, high margin markets. The developmental nature of this division requires that we make investments in new products, staffing our sales team and other parts of the organization, establishing our distribution channels, building relationships with customers and potential customers, marketing our products, and other investments. As such, our financial results continued to show losses and may continue to do so in future quarters.

Operating Data

The following financial data relates to the digital technology division results of operations and assets as of and for the years ended December 31, 2005 and 2004:

	Year ended December 31,
	2005	2004
($ in thousands)
Net Sales	$1,286	$1,278
Cost of sales	902	943

Gross profit	384	335
Operating Expenses	3,612	2,834

Income (loss) from operations	(3,228)	(2,499)
Other income (expense)	(23)	(37)

Loss before income tax provision	$(3,251)	$(2,536)

Total assets	$4,795	$3,957

Digital Video Surveillance Market

The digital video surveillance market consists primarily of digital video security utilized by government agencies and public and private organizations for use in airports, public buildings, correctional facilities, law enforcement vehicles, retail establishments, schools, financial institutions, corporate buildings, casino gaming, restaurants, healthcare, and hospitality sites. We believe government agencies, private organizations, corporations and individuals are increasingly recognizing the need for digital video surveillance of their facilities and operations to ensure the proper level of security and liability control. We also believe law enforcement agencies especially have become increasingly aware of the need for digital video surveillance in daily law enforcement activities as an affective litigation weapon. In the wake of the 9/11 attacks and the ongoing conflicts in Iraq and other areas of the world there is still a heightened public awareness to the security needs of public facilities, including airports and government buildings, as well as other organizations and institutions.

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

The commercial and industrial marketplace provides a substantial opportunity for electronic security systems and services. The need for digital video surveillance has been influenced by the demand to reduce revenue loss due to theft or insurance claims. Security solutions can play a significant role in affecting the bottom line of any commercial business, from the small mom/pop store owner to the large national commercial operations. Adoption of the latest surveillance tools assists in strengthening loss prevention through combating crimes such as robbery, employee theft, shoplifting, and vendor fraud as well as assisting in detection of administrative and operational errors. These systems allow the user to become pro-active in their fight against crime, fraud and errors, thus strengthening their loss prevention program.

We believe the transportation industry has seen a major increase in security concerns in the wake of the 9/11 attacks and more recent attacks on mass transit systems around the world. The transportation industry has been deploying the latest in video surveillance technologies as a means to expand their perimeters and detection systems. Mass transit systems and airports have been primary targets for terrorists, but transit officials also face other types of crimes that occur on their systems, which provide a need for video surveillance to properly patrol all facets of their system. Some of the important security tools for the transportation industry include enterprise surveillance systems that network both fixed and mobile video surveillance in unison. These surveillance networks provide the latest technologies that can identify and track potential threats through the streets, buses, and trains through the transit system.

Digital Technology Strategy

Our goal is to become a major provider of secured network digital video technology in commercial and industrial, law enforcement, homeland security, and transportation applications. We have implemented several initiatives designed to achieve that goal.

Perpetual Digital

In late 2004, we established the Perpetual Digital line of digital video surveillance security products that target the commercial and industrial market sectors. These products are marketed to security dealers, installers, and integrators and sold through the wholesale security distribution channel. The digital technology division intends to establish a network of wholesale security distributors and co-market our digital video surveillance systems with the distributor to the dealer, installer, and integrator; who in turn will provide our products to the end user.

In 2005, we continued our sales and marketing efforts by developing wholesale distribution partnerships, initiating our brand marketing campaign, and educating the market about our products. Throughout the year we continued to develop our product line, adding a wider variety of cameras and introducing LCD monitors. We will continue to cultivate our distribution channel with sales programs, training, and co-marketing programs, however in a parallel effort we will initiate direct marketing efforts to the end user market to provide a pull-through for our distribution channel. We will concentrate our marketing efforts with advertising, trade show, and other direct marketing efforts in our core growth markets, such as law enforcement, retail, transportation, and homeland security. Our product provides us with strategic market video surveillance solutions that feature an end-to-end, cohesive system—from the camera, to the network, to the DVR and video storage solutions. We will focus on delivering that message to our vertical markets to develop sales opportunities for our distribution network.

Sequent Mobile

In 2005 and 2004, the Sequent mobile video surveillance solution continued its market development with several key law enforcement opportunities that provided key customer feedback and analysis for the overall solution. We garnered several opportunities with deployments to the US Air Force, several law enforcement and fire agencies. We continued to develop our technology, expanding our mobile digital video recorder platform to 4 camera inputs and upgrading our backend in video management solution. We initiated a new marketing strategy that re-branded our mobile solution as Sequent Mobile and launched a new web site aimed at developing our direct marketing efforts. We are developing a network of strategic partnerships and direct marketing efforts to provide further development of market awareness of our solutions. We will focus our strategic marketing efforts on the law enforcement, transportation, and homeland security markets as we begin to expand our communications through vertical market trade shows, magazines, and direct mail.

Commercial Products

The digital technology division develops and markets fixed and mobile digital video surveillance products and solutions under two brand names, Perpetual Digital and Sequent Mobile. The Sequent Mobile line provides state-of-the-art high security video, audio, and data transmission systems, as well as, indexing and archiving systems. These systems can transmit video, audio and data files using many of the existing wireless networks. Our video recorder/transmitters are capable of recording thousands of hours of video on a single unit using solar, battery, AC, DC, or aircraft power. They can be readily installed anywhere as a standalone system or interfaced with existing video surveillance systems, which makes surveillance in remote locations or at one time special events possible.

We believe our ability to network video surveillance systems and provide secure access to that network and its archived files via existing internet, cellular and computer interface significantly advances the potential use of video for several different applications, including law enforcement, homeland security, inventory, defense, commercial, airport and airline security, public safety, and access security. Our wireless products are designed to be able to be readily installed as a standalone system or integrated into new or existing video surveillance systems. The following are the base products that are currently being offered by the Perpetual Digital product line:

Digital Video Recorders (DVR)—

PerpetualPro DVR series—a PC Based DVR series that has advanced features such as remote access and control via Internet or network, interlace filter, pentaplex functionality, motion detection, and now features POS interface as a standard specification for all models. We market this line as our retail video surveillance system that distinguishes itself with advanced search capabilities, a solid state drive for storing the O/S, and a VGA board. The advanced search capability allows retailers to search their video surveillance by POS transactions, using over 30 search criteria, including, types of items purchased, credit card number, date, time and check number. These DVR systems feature independently configurable frame rate settings per camera, and the flexibility to configure and customize to your surveillance requirements. The PerpetualPro series has 4 to 32 channel systems offered in three categories based on video recording quality—PerpetualPro-1, PerpetualPro-2, and PerpetualPro-3.

PerpetualMax DVR series—a mid to high level DVR series that also has advanced features such as remote access via network, mouse PTZ control, multiplex functionality, watermarking, both hardware and software video encoding and surveillance network command center capabilities. The PerpetualMax DVRs provide another level of stability and efficiency with the hardware encoding, which enables expanded storage capabilities. For applications that require the flexibility of a network DVR without POS, we offer the PerpetualMax DVR, which has 9 to 16 channel systems in four categories based on embedded or PC based and hardware or software encoding.

PerpetualEB DVR series—an embedded DVR series that provides plug n’play capabilities that allow for a quick setup and functionality. This DVR line is considered our analog VHS replacement model that provides customers with not only a cost effective upgrade from analog but also a high quality solution with remote internet access capability and a robust application feature set.

Surveillance Cameras—as an extension of our Perpetual Digital product line, we offer a complete line of digital video surveillance cameras. The camera product line consists of high and standard resolution CCTV cameras in several different form factors, including: box cameras, dome cameras, and vandal dome cameras. We have added wide dynamic cameras, scan dome and PTZ cameras.

LCD Monitors—we offer a cost effective 17” VGA and composite monitors that compliment our DVR and cameras lines while providing an accessory to complete our network solutions packages.

Network Solutions—we provide accessory products that complete our network surveillance solutions, which include distribution amps and external video storage systems.

The following are the base products that are currently being offered by the Sequent Mobile product line:

Sequent MDVR—a wide-area digital wireless video transmitter that’s also a digital video recorder as well as a powerful multi-purpose computing system with 1 to 4 channel camera inputs. We believe it is the smallest, lightest, and most robust system of its kind in the world. The product delivers digital television quality video, audio and data files using a number of existing satellite, wireless, or wired networks.

Sequent IMS (Information Management System)—video and data management system that provides a enterprise network for storing and referencing archived video surveillance. Users can instantly search and retrieve event files from thousands of hours of stored video. Unlike linear tape systems, there are no cassettes to handle or store. When a file is retrieved, the Sequent IMS can instantly detect any alteration or deletion with its authentication system. Sequent IMS also provides secure automated wireless upload of video files from vehicle mounted or remote Rangers onto the storage media with automatic entry to the control database and with no user or administrative intervention. The technology allows recorded video and audio data to be uploaded in minutes.

Sequent Cameras—zoom and mini surveillance cameras for in-vehicle mobile applications. High resolution surveillance cameras that also have high digital zoom capabilities.

Sequent Installation Kits—these kits include the essential components for installing the Sequent Mobile solution into a vehicle. The kits include mounting materials for cameras and DVR as well as wireless network and microphone accessories.

The recently announced agreement to acquire Tops will provide us with a total solution for large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The Tops system is a total integrated solution that provides D1 CIF quality video recording capability, the highest level available, along with the front-end surveillance cameras, fiber optic cabling, and the command center application to network and control the hundreds of cameras in a high-security level project such as is used in museums, casino gaming and government installations. The Tops’ solution has proprietary video surveillance technology that efficiently integrates the ability to capture D1 quality video while maintaining a secure and fast system for recording, monitoring, managing, and archiving video surveillance.

Marketing and Sales

In 2004, we developed and launched our fixed video surveillance product line called Perpetual Digital. Through 2005, we developed and established a distribution network and brand awareness marketing campaign. We will develop a national network of manufacturing representatives that will continue to expand our presence in the electronic security distribution market while focusing on developing sales opportunities with dealers and integrators in their geographic region. Our marketing efforts will focus on developing brand recognition and generating sales leads through a direct marketing campaign to end users in strategic vertical markets where our solutions provide a strong value proposition; such as the retail, law enforcement, transportation, and homeland security markets. Our marketing efforts will include end user trade shows, print and web advertising, and direct marketing campaigns. In addition, we will increase our channel marketing efforts with distributor specific trade shows, co-marketing programs, and sales incentive programs.

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

In the digital video surveillance market the competitive landscape for the Perpetual Digital product line is very strong, the marketplace is highly fragmented with over one hundred manufacturers including companies such as GE Security, Pelco, Panasonic, GVI, Samsung, Honeywell, and Dedicated Micros. We strongly believe that we are competitively positioned to penetrate this market for the following reasons: (1) we offer both PC based and embedded DVR systems with compatible surveillance cameras, (2) our PC Based systems provide pentaplex functionality and deliver a feature rich software application that delivers advanced search capabilities, alarm settings, and remote access, (3) more cost effective for the market based on our manufacturing capabilities and product pricing strategy.

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

Manufacturing and Supply

The contract manufacturing division will provide our Sequent MDVR and PerpetualPro DVR products. See “Manufacturing and Supply” under “Contract Manufacturing Division” herein. The manufacturing of our other DVR lines, cameras, and other accessory products is outsourced to overseas manufacturers.

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

Our development strategy involves rolling out initial releases of our products and adding features over time. We have incorporated and intend to continue to incorporate product feedback we receive from beta tests and customers into our product development process. While we expect that new products will continue to be developed internally, we may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties. We incurred general research and development costs in 2005 of approximately $1.3 million and in 2004 of approximately $1.0 million.

AVIATION

Our aviation division, known as Global Airworks, is an aviation service company specializing in commercial aircraft surveillance systems and interior modification, serving both domestic and international carriers as well as original equipment manufacturers suppliers. Our products and services primarily relate to airline surveillance and security systems, new or upgraded communication systems, in flight entertainment systems, and comfort and convenience systems. Our aviation division has been approved by the U.S. Federal Aviation Administration (FAA) as a Certified Repair Station and Certified Parts Manufacturer. Global Airworks is also certified by Civil Aviation Administration of China (CAAC) as an approved maintenance organization and the Joint Aviation Administration (JAA), the aviation regulatory authority of the European Union, as an approved repair station. The complete list of products and services offered by our aviation division include:

•	Cockpit Door Surveillance System (CDSS)

•	Electronic Flight Bag (EFB)

•	Wire and Cable Harness Assemblies

•	Lap Top Power Systems

•	Seat Actuation System

•	In-flight Entertainment Systems (IFE), Video and Audio

•	Bulkhead Aircraft IFE Monitor Signature Series

•	Portable Passenger Entertainment Appliance

•	Smoke Detection and Fire Suppression System

•	Passenger Seat Repair, Modification, Upgrade and Overhaul

•	Terrestrial and Satellite Passenger Phone Systems

•	Avionics Upgrades of Cockpits and Systems

•	Avionics Repairs, Modification, Upgrade and Overhaul

•	Data Transfer, i.e. SELCAL, ACARS, Satellite

•	VIP Entertainment Packages

•	Noise Reduction Modification Kits

•	Overhead Bin Systems

•	Interior Retrofits: Repair/Modification/Upgrade/Overhaul of Aircraft Interior Components

•	New/Refurbishment of Galleys, Sidewall Panels, Ceilings, Class Dividers, Lavatory Upgrade Kits

As an FAA Certified Repair Station, we can perform aircraft modifications away from our facility. This is important because aircraft modifications for the purpose of completing market driven interior changes are highly irregular due to the need for the aircraft to remain in service. We devised a system of overnight installation and perform these interior modifications during the planned layover time of the aircraft. Consequently, modifications can be achieved without taking the aircraft out of service. Because these modifications are primarily cabin or cockpit related, the need for expensive hangars, fuel burn and ferry cost are not required. Self-contained installation teams complete the modifications at the aircraft, wherever it is located, often at the gate or on the ramp, domestic or international.

Our aircraft modification expertise is segmented in four strategic areas: engineering, certification, manufacturing, and installation. We believe we are the only aircraft modification company providing a complete turn key solution from product engineering through installation. We have developed project plans which we believe allows us to quickly navigate through the regulatory certification process and part manufacturing approval requirements permitting us to deliver products to our customers more quickly and efficiently.

Our Cockpit Door Surveillance System (CDSS) is an example of our responsiveness to market opportunities. In the wake of 9/11, the airline industry and regulatory agencies around the world identified the need to secure the cockpit and flight deck area by installing intrusion proof cockpit doors. The regulatory agencies also recommended both pilot and co-pilot have the ability to determine and grant access to the cockpit and have the ability to observe suspicious behavior in the immediate area outside the cockpit. In December 2001, Airworks introduced its first CDSS system to meet this recommendation. Since then, cockpit surveillance systems have been mandated in several European countries. Our system has been successfully installed and currently operates in more than 800 commercial aircraft in Europe and Asia. There are still a number of countries in Europe and Asia which have not mandated the system for their air carriers.

We believe that both the Federal Aviation Administration (FAA) and the European aviation regulatory authorities, including the European Aviation Safety Agency (EASA) will release mandates requiring CDSS systems for all commercial passenger aircraft. The FAA has issued a Notice of Proposed Rule Making which, if enacted, would mandate CDSS systems for all commercial passenger aircraft operating in the US. The comment period on this NPRM closed on November 21, 2005, and we believe a final rule could be adopted in 2006. The FAA estimates that the market for CDSS systems is $185 million in the United States and we believe the worldwide market to be larger than the United States. The FAA identified Global ePoint as one of only five vendors with products currently certified by the FAA. We believe that our product has several key advantages over competing systems, including having its display screen in front of the pilot and a rapid installation schedule that generally avoids revenue loss for the airline. We believe that we are well positioned to capture a significant share of the world wide market.

Operating Data

The following financial data relates to the aviation division results of operations and assets as of and for the most recent years ended December 31, 2005 and 2004:

	Year ended December 31,
	2005	2004
($ in thousands)
Net Sales	$3,388	$2,790
Cost of sales	2,703	1,592

Gross profit	685	1,198
Operating Expenses	2,369	1,685

Income (loss) from operations	(1,684)	(487)
Other income (expense)	—	—

Loss before income tax provision	$(1,684)	$(487)

Total assets	$8,874	$6,028

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

In Flight Entertainment—In the fourth quarter of 2004, we introduced a new product line containing two segments. We introduced a Liquid Crystal Display (LCD) monitor swap program as well as a complete entertainment system. The LCD swap program replaces old CRT projection units with 15, 30 or 42 inch LCD monitors. Most wide body aircraft incorporate older CRT and projector style video displays of in flight entertainment. Replacing the old CRTs with LCD monitors provides a significant reduction in weight and power consumption resulting in significant savings to the airlines.

We have also introduced a media server with 120GB of hard drive for the operator who wishes to remove the entire obsolete entertainment system. The media server provides for up to 58 long play movies, over 1,500 hours of audio content in fourteen different languages. Cost savings are achieved not only due to weight and power consumption but also the labor to service, maintain, and revise content is decreased as the system requires only six minutes changing the content.

Cabling and Wire Harness—We provide lap top power applications to the passenger seats for commercial airlines. Our cable and harnesses are also used by in flight entertainment providers as well as various electronic systems provided by original equipment manufacturers.

Installation Services—We have completed over 8,000 aircraft modifications in the design, manufacturing, and certification of electrical applications. Our installation services provide a more efficient install by having our installation team travel to the aircraft instead of the aircraft coming to us. A primary value added feature to the airline is the ability to return commercial aircraft into service in a more efficient manner as ground time for commercial aircraft reduces the airlines’ ability to generate revenues. Completing installations overnight at their in service location, reduces the out of service time for the aircraft increasing the revenue for the airline. Not only do we install our own products but we also install original equipment manufacturers service bulletin modifications and product improvements and upgrades. We are positioned to capitalize on the airlines continued movement to outsource their modification requirements.

Maintenance, Repair and Overhaul—We have leased 38,000 square feet of hangar space and 58,000 square feet of ramp space in Tulsa International Airport’s industrial park. This turnkey completion facility has the capability of combining exterior paint process with interior rework and installation activities. The highly controlled environment and strict standards not only ensures consistent paint application regardless of weather and climate changes but allows any aircraft work and installation to remain in a controlled environment from start to finish.

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

We have completed our prototype for a Class III Electronic Flight Bag (EFB) system and are in the process of FAA approval. An Asian airline and a Middle East airline have agreed to beta test our new EFB product for possible deployment in their fleet. We believe that the EFB will become the future data, management, maintenance, entertainment, flight safety and flight operation communication vehicle for all commercial airlines in the world. We believe we are the only aviation company with a fully functional prototype Class III system.

We launched our new In-flight Entertainment signature series monitors which comes in 15.4”, 30” and 42” flat screen LCD monitors that replaces the old CRT tubes.

We intend to expand our customer base by modifying our CDSS system to expand into other commercial means of transportation such as shipping, bus, and railroad. Though we can not provide assurance as to the likelihood of success, we believe we are well positioned to move forward based on our experience in the commercial aviation sector.

Marketing and Sales

We continue to expand our sales and marketing efforts where we see opportunity. We have five marketing representatives to increase worldwide recognition of our products and services. The marketing representatives are located in Europe, Asia, and Latin America. Additionally, we have a marketing representative dedicated to the cable assemblies, wire harnesses, and avionic tray assemblies required by the original equipment manufacturers. We believe cable assemblies and wire harnesses can provide a solid recurring revenue stream for our division. As an example, we have the initial orders from a major US airlines for the delivery of wire and cable harnesses for its fleet of Boeing 757 and 767 aircraft. The orders are the initial awards from an anticipated multi-million two year retrofit program. Although our primary business has been the retrofit of in service aircraft, we are planning to develop our product offerings with Boeing and Airbus as options for newly delivered aircraft.

Competition

We operate within a niche market in the aviation industry which is normally conducted by large original equipment manufacturers. We believe the significant regulatory and compliance requirements and downturn in the aviation industry after 9/11 has significantly reduced the competitors in the airline modification sector. Our primary competitors include B.F. Goodrich and AD Aerospace. We believe our competitive advantages include the following: 1) our ability to provide a complete turn key solution offers a more effective means of management and performance for airlines modification projects; 2) we are an FAA Parts Manufacturing Approved Facility which allow us to manufacture or fabricate installation kits (covered by the FAA Supplemental Type Certificate for the specific modification) and deliver products and services to our customers more quickly and efficiently; 3) the flexibility and expandability of our product lines and investment in certifications specifically for CDSS and EFB provide a distinct advantage over our competition allowing for quicker response to take advantage of market opportunities; and 4) we maintain lower overhead than the traditional original equipment manufacturer allowing us to be the low cost provider of our products and services.

Manufacturing and Supply

We utilize both internal and external manufacturing capability. By way of the Supplemental Type Certificate and our FAA Part Manufacturing Facility we are authorized under the authority of the FAA to perform 100% of our own manufacturing. However in consideration of scale, we concentrate on manufacturing services with high volume consideration and subcontract work where costs, delivery time and economy of scale is prudent. Under consideration of FAA rules, we must certify each and every supplier and perform an annual audit of their facilities to maintain regulatory compliance even in cases where work is subcontracted.

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

CONTRACT MANUFACTURING

Our contract manufacturing division manufactures customized computing and digital recording systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. The substantial majority of the division’s business has been operating since the beginning of 2001 under the name of Best Logic. Best Logic is an ISO 9001:2000 certified company.

In addition to the quality of the products produced by our contract manufacturing division, we believe our major competitive advantages over other contract manufacturers include our ability to globally source components to obtain favorable pricing based on our direct and indirect relationships with key suppliers, and our just-in-time manufacturing and scaleable production capabilities.

During 2004 and 2005, the ability to globally source in an effective manner and obtain competitively-favorable pricing was secured in several instances through transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and majority stockholder, John Pan (“Related Parties”). Global sourcing is critical when pricing discrepancies on components or subsystems occur between international markets, or when products are no longer available in North America, but are still available internationally. If such arrangements had not been available to us in 2004 and 2005, we believe our gross margins would have been negatively impacted. See “Certain Relationships and Related Transactions.”

With respect to the industrial and business markets, we currently provide industrial computers to those companies that use customized solutions based on industrial computer architectures to integrate with their industrial equipment and application software for a turnkey solution of their industrial applications. The major industrial and business application associated with our industrial computers has been X-Ray scanning equipment for use in airports. We believe we now provide a majority of the industrial computers used in X-Ray scanning equipment currently being deployed in the United States. During 2005, in addition to our other sales from the division described herein, we produced approximately $8.5 million of sales of industrial computers to industrial customers, which then integrated the computers into their industrial and business applications that were in turn sold to their customers.

With respect to the consumer market, in 2004 and 2005 we provided high-end consumer PCs directly to retail customers through our brand, Vicious PC, and we provide basic-level consumer PCs through purchase orders from Avatar Technologies, Inc. (“Avatar”), one of the Related Parties, which then distributed the PCs to its customers for retail sales. In 2004 and 2005, Avatar, a consumer electronics products supplier, continued to secure contracts for consumer PCs with a large retail chain in Latin America and subcontracted the manufacturing of those consumer PCs to us. Based on these orders, we generated sales of approximately $17.8 million from Avatar for consumer PCs in 2005 and $7.2 million in 2004, all of which were ultimately delivered to retail stores of Avatar’s customer throughout Latin America. Avatar accounted for approximately 54% and 36% of the Company’s total net sales in 2005 and 2004, respectively.

Contract Manufacturing Division Strategy

We plan to leverage our experience, our competitive advantages, our technology capabilities from our other division, our resources and our relationships in our effort to achieve the expansion. Although we cannot provide assurance as to the likelihood of our success, we believe we are well positioned to move forward with our strategy.

We plan to expand our marketing and sales efforts to sell industrial computers for not only X-Ray security equipment, but also for medical equipment and instrumentation, biotech equipment, video surveillance equipment, homeland security systems, kiosks, digital signage solutions, ticketing automation, machine automation and robotic control, environmental monitoring equipment, diagnostic-testing and measurement equipment, and gaming machines. In the industrial computer market, where there are more special requirements for products and testing, yet often with limited quantities, we believe we are more flexible and cost effective than our competitors. In the consumer PC market we plan to continue seeking new product and market opportunities.

Operating Data

The following financial data relates to the contract manufacturing division results of operations and assets as of and for the most recent years ended December 31, 2005 and 2004:

	Year ended December 31,
	2005	2004
($ in thousands)
Net Sales	$28,074	$17,008
Cost of sales	25,120	13,995

Gross profit	2,954	3,013
Operating Expenses	2,938	3,302

Income (loss) from operations	16	(289)
Other income (expense)	5	(5)

Income (loss) before income tax provision	$21	$(294)

Total assets	$6,157	$8,895

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

The computers that we build for our industrial and commercial customers are customized for the needs of the particular customer. Our main products include: computers for X-Ray scanning equipment; computers for digital video equipment; computers for bio medical equipment; and, computers for ticket automation equipment. The architecture of our industrial computers use a variety of different configurations. The two main variables in those configurations include the motherboard and the enclosures. The different types of motherboards include the ATX form-factor, the Micro ATX, Mini ITX, Nano ITX the single board computer EBX, and the PC/104-Plus, as well as small custom form-factor motherboards. The form-factor of the industrial computer can either be a separate device that attaches to a larger apparatus or instrument, where the industrial computer serves as a control unit, or user-interface system console, such as is the case of X-Ray scanning equipment, where the industrial computer sits inside the larger X-Ray device, and serves as its controller, and user interface console. Our different enclosures range from a regular desktop to mini tower, rack, wall, and panel mount, as well as customized enclosures to meet specific customer requirements.

Consumer Computers—High- end Video Gaming PCs

We develop and manufacture PCs specifically designed for the PC gaming market, through the Vicious PC brand. We are a recognized PC brand in gaming magazines such as PC Gamer, and we have received Editor’s choice awards for our systems. These PCs are designed for high graphic performance for gamers to play the latest video games locally or online. We provide products and complete gaming solutions that include computer, sound system, LCD monitor and high performance peripherals. Our product categories include:

Lord Class:    The Lord Class is our top of the line Vicious PC, engineered for powerful performance and outstanding graphics has been recognized by several magazines, including PC Gamer, Computer Gaming World and Maximum PC. These machines are built to perform most game tasks and include a customized case to enhance overall perception. These machines include the latest components, such as QUAD NVIDIA SLI, Western Digital Raptor Serial ATA RAID 0 drives, and 19” or 22” flat screen monitors. The Lord Class has four Products: (1) Paladin SLI, with an Intel TM Pentium Extreme Edition 955 processor with dual core and Hyper-Threading technology; (2) Commando, with an AMD Athlon 64FX processor with 64 bit processing capabilities and dual channel memory architecture; (3) Commando QUAD SLI, quipped with revolutionary QUAD NVIDIA SLI 4-Video Card Technology; and (4) Commando SLI, AMD Athlon TM 64 processor with NVIDIA SLI dual video card platform, 2 X GeForce 7900 GTX 512 MB VGA running dual Serial ATA 10,000 RPM hard drives.

Master Class:    The Master Class is our mid-level Vicious PC that targets the mainstream consumer PC gamers. The Master Class category includes the following products: (1) Extreme, with advance Intel TM Pentium D dual core processor that operates at 3.2GHz; (2) Bushido, based on NVIDIA SLI Intel Edition platform and an enhanced air flow case; (3) Phantom, AMD Athlon TM 64 processor with nVidia 6600 GT PCI Express video cards which we believe is one of the best price / performance gaming PCs available; and (4) Assassin, based on NVIDIA SLI AMD Edition with NVIDIA 7900 GT 256 MB VGA and dual 160G Serial ATA II hard drives in RAID 0 mode.

Warrior Class:    The Warrior Class is our basic level Vicious PC that targets novice consumer PC gamers. The Warrior Class has the product: Ranger II, another AMD Athlon TM 64 processor based system that combines performance and quietness in a small form factor case.

Mobil Gaming Notebooks:    In 2006, we advanced our laptop lines with the latest high performance processors and video cards: (1) Katana III, 17” WSXGA+ LCD with AMD Athlon TM 64 dual core processors and optional customized paint-jobs such as Camouflage and Orion Blue; (2) Ninja II, with an Intel Pentium 4 Desktop processor with EM64T processors, and a 17” WSXGA+ wide-screen LCD; (3) Ronin II, which utilizes desktop Intel TM Pentium 4 Prescott processor, a 15.4 wide-screen XVGA, and NVIDIA GeForce Go 6800 (4) Shogun II, the new Intel Centrino notebook that is lightweight, WiFi Wireless ready with the best video performance which powered by NVIDIA GeForce Go 7800 GTX. In 2006, we added surround sound systems in Katana III and Ninja II mobile gaming computer as well.

Consumer Computers—Basic:Level

Our basic-level consumer PCs are built for general use at home and office. We do not brand these consumer PCs, but rather build them specifically for branding by the particular retailer when we obtain a purchase order.

Marketing and Sales

We sell our products through a combination of direct sales and agents and manufacturer representatives in addition to our sales to Avatar. We have one market sales manager and four inside sales personnel, and one manufacturer sales representative firm. We pursue potential sales leads identified internally or provided by our manufacturer representative. We have used a variety of marketing programs to attract potential customers. These programs have included and will continue to include market research, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences and seminars. To support sales efforts, we have and will continue to produce promotional materials that include brochures, video presentations, data sheets and other technical descriptions.

Competition

We operate in the industrial, business and consumer PC, and contract manufacturing industries, which is very competitive with manufacturers ranging from small, privately-held and managed operations, to multi-national corporations.

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

In order to obtain a competitive advantage in the market place, we continually manage component pricing and operational costs and strive to provide scaleable, just-in-time production capabilities. We believe that we achieve a competitive advantage by providing superior quality and capacity over smaller competitors while providing superior customized solutions and service over larger multi-national corporations. In the industrial computer market, where there are more special requirements for products and testing, yet often with limited quantities, management believes that the division is more flexible and still more cost effective than its competitors.

Manufacturing and Supply

Our products are generally based on standardized consumer PC architectures and, therefore, can be produced relatively efficiently with “just-in-time” type purchasing and assembly coordination. We have direct and indirect relationships with key computer components suppliers in the world. We also leverage our purchase of some key computer components through Avatar, one of the Related Parties, to get more favorable pricing and credit terms. For the foreseeable future we will continue to rely on purchases from Related Parties for our components and sub-assemblies. A significant disruption in the ability to obtain components from these vendors could negatively impact our ability to timely produce our products.

In addition, we utilize contract manufacturing equipment owned by one of the Related Parties under our facilities lease arrangement with such company. For the foreseeable future we will continue to be dependent on that equipment and the loss of use of that equipment would have a detrimental effect on our results of operations and business.

Research and Development

We believe we are an innovative technology provider in several areas within the industrial computer, commercial computer, consumer PC and contract manufacturing markets. The architecture and technology deployed are engineered to meet specific customer needs. We continuously review and improve manufacturing processes to provide high quality, cost effective manufacturing solutions, as well as a competitive product line.

We also gain development benefits by using the knowledge already developed from the team of engineers and scientists employed with our digital technology division. Through our combined efforts, we intend to maintain a high level of investment in development of new solutions and enhancements.

THE MERGER

On July 28, 2003, our stockholders approved the Reorganization Agreement, which was included in the Definitive Proxy (14a) filed by the Company on July 1, 2003, and the Merger was completed on August 8, 2003 in accordance with the agreement. The terms of the Merger provided for additional shares of Common Stock to be issued to the McDigit stockholders subject to a earn out based on certain performance criteria in 2003, 2004 and 2005. No additional shares under the earn out formulas were issued to the McDigit stockholders.

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

The deferred payment is payable at the rate of $150,000 per month during the five-year period commencing with the first full month following the closing if certain benchmark gross profits were received by Interlott on contracts provided to it at time of the sale. The asset purchase agreement for the sale sets forth benchmark gross profit levels from revenue derived from a combination of contract extensions and new orders from previous lottery clients. These gross profit levels are cumulative from the beginning of the five-year period. We will receive the full $150,000 monthly payment only as long as Interlott’s cumulative gross profit from these contract extensions or new contracts equals or exceeds the cumulative benchmark gross profit level. If the cumulative gross profit is less than the benchmark cumulative gross profit, the $150,000 is subject to reduction in accordance with the formula. If, during the five-year period when the deferred payment is being made, Interlott’s gross profit from these sales subsequently reaches or exceeds the benchmark cumulative gross profit level, we will recover any previous reductions taken from the monthly payments. We cannot assure you that we will collect all or any significant portion of the $9 million deferred payment. To date we have only received approximately $29,000 in deferred payments received prior to the Merger. However, based on schedules provided to the Company from Interlott, we believe that deferred payments should have begun by the first quarter of 2003. We requested additional information as a preliminary audit of the calculations and the specified actual gross profits earned by Interlott. Upon review of the information provided, we believe there may be a substantial amount owed on the deferred payment. We have engaged an accounting firm to complete a detailed audit of the deferred payment calculations and are preparing the information request and plan to conduct an on site audit.

With respect to the earnout provision of the sale agreement, the earnout, if any, is payable in two stages during the five years following the closing date. In the first stage, for which the maximum earnout is $3 million, we receive 10% of Interlott’s gross revenue from new sales and leases of specified proprietary products provided to Interlott as part of the sale. The second stage begins if we have received $3 million from Interlott’s gross revenue from these products. If the second stage is reached, we are entitled to receive 10% of Interlott’s gross revenue only from new sales and leases of other specified products during the remainder of the five-year period. If Interlott generates revenue from these products and the revenue is used in the calculation of the deferred payment, which is described in the previous paragraph, we are not entitled to a payment under the earnout from that revenue. No amounts under this provision have been paid to us through December 31, 2005.

Pursuant to the asset purchase agreement, we also transferred to Interlott our patents and technology relating to our on-line technology. At the closing, we entered into an on-line technology agreement, pursuant to which Interlott is to pay us a royalty based on Interlott’s gross profit, if any, generated from the sale or lease of products that utilize the on-line technology. The percentage royalty payable by Interlott ranges from 2.0% to 7.0% depending on Interlott’s gross margins from those products. The online technology agreement is subject to other terms and conditions as stated in the sale agreement. There were no royalty fees paid to the Company during the year ended December 31, 2005.

Concurrent with the audit of the deferred payment calculations, we intend to conduct a review and possible audit of the earnout provision of the sale agreement and royalty fees relating to the on-line technology sold to Interlott.

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

The card dispensing equipment and related parts inventory were valued at the date of the Merger based on its minimum net recoverable value, estimated by management to be approximately $1 million. Since the Merger we have reserved an additional $100,000 to adjust the net realizable value on the equipment and parts inventory to approximately $900,000. We did not pursue the sale of the DCR products in 2004 or 2005. We continue to develop and evaluate plans for either the redeployment or sale of the DCRs in 2006. If we redeploy the DCRs, we may commence operations that involve the sale of prepaid phone cards. We currently have an inactive subsidiary, Global Telephony, to potentially support phone card operations. However, if we do, we anticipate such operations would represent a small part of our anticipated future businesses.

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

EMPLOYEES

As of March 1, 2006, the Company and its subsidiaries employed 145 employees, all of which are full-time. There are 5 executives, 43 management and administrative positions, 71 manufacturing employees, 10 sales and marketing staff members, and 16 software and hardware engineers. We have also entered into various consulting and service contracts with industry specific experts to provide the Company with the necessary technical skills and knowledge that are necessary to meet the goals of our business plan.

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

We require additional funding in the future to continue to operate our business.    As of December 31, 2005, the Company had net working capital totaling $5.2 million including cash of $780,000. As a means of increasing our return on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. We believe due to the increase in our backlog of orders we will require additional working capital financing of approximately $2 million, in addition to cash generated by operations, to meet our working capital needs for our current operations, capital expenditures, and commitments over the next 12 months. Additionally, we believe we will require $4 million for working capital to support our expected growth and pending acquisition (See Subsequent Events). We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. We are currently evaluating term sheets in our possession and are currently in negotiations to meet our funding requirements. We believe we will be able to obtain the funding required to support our operations and growth, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

We have a history of significant operating losses, and we may be unable to achieve profitability.    We have a history of significant operating losses. For the years ended December 31, 2005 and 2004, we incurred net operating losses of $7.2 million and $5 million, respectively, and our operations used $11.3 million and $5.3 million of cash, respectively. As of December 31, 2005, we had an accumulated deficit of $11.8 million. Over the past few years, the great majority of our revenue has been derived from our contract manufacturing operations, which tend to provide low margins. Our current focus is on the development of sales of our higher margin digital and aviation products, however revenues from these two divisions totaled $4.6 million and $4 million in fiscal 2005 and 2004, respectively. As of December 31, 2005, we had a backlog of $10.7 million for orders for aviation products and we expect to achieve profitability in 2006 based on our expectation of increased sales of digital and aviation products. However, until such time as we are able to generate significantly increased sales of our digital and aviation products, we are likely to incur continued losses from operations.

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business.    In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our chief financial officer, chairman, and largest stockholder. During 2005 and 2004, we purchased approximately $15.3 and $5.7 million, respectively, worth of products from these related parties. This represents 53% and 35% of our overall cost of goods for the year ended December 31, 2005 and 2004, respectively. In addition, during 2005 and 2004, we sold approximately $18.0 and $7.6 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 55% and 36% of our overall sales for the year ended December 31, 2005 and 2004, respectively. We believe that these related party relationships provide access to attractively priced components and products and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties.    For the year ended December 31, 2005 and 2004, three customers accounted for 75% and 67%, respectively, of our sales. One of these customers in 2005 and 2004 was a related party, accounting for 54% and 34%, respectively, of our sales. During the year ended December 31, 2005 and 2004, four and three vendors accounted for 70% and 55%, respectively, of our purchases. Two of these vendors were related parties. Substantially all of our related party transactions are derived from our contract manufacturing division. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

We lease approximately 17,000 square feet of office and warehouse space in the City of Industry, California under a lease agreement expiring in two years from a Related Party. Most of our corporate, administration and manufacturing for our contract manufacturing division is conducted in that facility, which is substantially used to its capacity. Additionally, we rent manufacturing and assembly equipment from this Related Party for our contract manufacturing division. Rental expense, including the equipment related expenses, was $23,000 per month plus utilities in 2005.

In October 2005, we leased approximately 30,000 square feet in Tulsa, Oklahoma pursuant to a lease that expires April 12, 2006 with two three month options to extend the lease, the first option for which has been exercised. The monthly rent expense is $22,000 for hangar space within the Tulsa International Airport used for aircraft maintenance and installation services for our aviation division.

In June 2004, we leased approximately 24,000 square feet of in the City of Industry, California under a lease agreement from a Related Party. This space is used for corporate, administration and manufacturing conducted by our aviation division. The monthly rental expense for this space is $16,000 under a lease expiring May 2007.

In September 2004, we leased office space for our research and development department. Monthly rent expense for this space is $3,000 under a lease expiring in May 31, 2007.

In December 2003, we also began leasing from a Related Party 24,000 square feet of additional warehouse and office space in the City of Industry to accommodate growth in our contract manufacturing business. The monthly rental expense for this additional office space was $16,000 under a lease expiring in December 2006. Beginning September 1, 2004 this space was subleased under the same terms and conditions.

We also lease a 32,000 square feet facility in San Marcos, California, pursuant to a lease that expires in 2013. Approximately 26,000 square feet of the facility is subleased to an unrelated tenant under a 10-year sublease agreement. The sublease terms provide for rent that exceeds our rent on the entire building. We use the remaining 6,000 square feet of the building for warehousing of our card machine equipment.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 2005, Global ePoint and its subsidiaries were not involved in any material litigation or regulatory proceedings. Management is not aware of any material threatened or pending litigation that might exist.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

Our annual meeting of stockholders was held on December 30, 2005. The following individuals were elected at the annual meeting to serve as directors of Global ePoint until their successors are elected and qualified. Shares voted in favor of these directors and shares withheld were as follows:

Directors	Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes
Arik Arad	7,460,448	126,991	0	0
Daryl F. Gates	7,467,529	119,910	0	0
Joseph R. Hermosillo	7,461,864	125,575	0	0
Toresa Lou	7,467,034	120,405	0	0
John Pan	7,465,272	122,167	0	0
James D. Smith	7,459,355	128,084	0	0
John Yuan	7,459,077	128,362	0	0

Shareholders adopted our 2005 Stock Incentive Plan, with shares voted as follows:

Shares voted FOR	7,391,650
Shares against	160,105
Shares abstaining	35,684
Broker Non-Votes	0

Shareholders ratified the appointment of our independent registered public accounting firm, with shares voted as follows:

Shares voted FOR	7,507,721
Shares against	76,418
Shares abstaining	3,300
Broker Non-Votes	0

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Capital Market under the symbol GEPT.

The following table sets forth the high and low bid prices for our common stock, as reported on the Nasdaq Capital Market, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	$5.14	$2.51	$5.45	$3.70
Second Quarter	3.18	2.00	8.02	3.67
Third Quarter	8.00	3.00	5.93	2.75
Fourth Quarter	4.86	2.60	5.71	2.31

The number of stockholders of record of our common stock, par value $.03 per share, as of April 3, 2006, was 438.

We have never paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

We had the following unregistered sales of securities during 2005. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 20, 2005, the Company completed the private placement sale of Series B convertible preferred stock and common stock purchase warrants to three equity funds managed by M.A.G. Capital, LLC. The gross proceeds from the transaction were $1.5 million. Related issuance costs of approximately $146,000 resulted in net proceeds of approximately $1.35 million. The preferred stock is convertible into common shares at $2.80 per share. The Company also sold to the investors warrants to pursuant to an aggregate of 267,857 common shares at an exercise price of $3.50 per share over a three year period.

On June 8, 2005, the Company completed the private placement sale to ten institutional investors of units consisting of shares of Series C Convertible Preferred Stock and warrants to purchase shares of common stock for aggregate gross proceeds of $3.5 million. Related issuance costs of approximately $237,000 resulted in net proceeds of approximately $3.3 million. Pursuant to the Securities Purchase Agreement, the Company collectively issued to the investors 1,250,004 shares of Series C preferred stock at a price of $2.80 per share. The Series C preferred stock is convertible into shares of common stock at $2.80 per share. The Company also granted to the investors warrants to purchase 625,004 shares of common stock over a three year period at an exercise price of $3.50 per share. The $3.50 per share purchase price, the conversion ratio of the Series C preferred stock, and the exercise price of the warrants are not subject to adjustment, except for standard anti-dilution relating to stock splits, combinations and the like. Holders of the Series C preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. We agreed to pay H.C. Wainwright placement agent fees consisting of $175,000 in cash, plus warrants to purchase up to 62,500 shares of our common stock over a three year period at an exercise price of $3.50 per share.

Effective July 19, 2005, options to purchase 30,000 shares of Common Stock were issued to a consulting firm. The options have an exercise price of $3.50 per share and are exercisable over a five year period commencing on the date of issuance.

On November 7, 2005 the Company completed the sale of its Series D convertible preferred stock and warrants to purchase common stock to certain institutional investors for gross proceeds to the Company of $6 million. The shares of Series D Preferred Stock are convertible into shares of the Company’s common stock at the rate of $4.16 per share. The Company also issued warrants to purchase 721,157 shares of the Company’s common stock at $4.33 per share. Neither the $4.16 per share conversion price in the Series D Preferred Stock nor the exercise price of the warrants are subject to adjustment, except for standard anti-dilution relating stock splits, combinations and the like. Holders of the Series D Preferred Stock are entitled to receive dividends in the amount of six percent (6%) per year. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company is required to begin redeeming the Series D Preferred Stock in August 2006. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and will be equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. The Company also granted the investors the right to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock at the purchase price of $5.25 per share along with warrants to purchase 721,157 shares of the Company’s common stock at $6.00 per share. The Company has the right to redeem the Series D Preferred Stock at a price equal to 105% of the purchase price of the shares of Series D Preferred Stock. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. We agreed to pay H.C. Wainwright placement agent fees consisting of $150,000 in cash, plus warrants to purchase up to 36,058 shares of our common stock over a three year period at an exercise price of $4.33 per share.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our operations currently consist of three divisions:

•	Digital technology, which focuses on designing, developing, manufacturing, and distributing complete secure network digital video systems and total solutions for law enforcement, military, homeland security, commercial, industrial, and consumer markets;

•	Aviation, which primarily provides surveillance and safety products and aircraft modification products and services to the commercial airline industry; and

•	Contract manufacturing, which focuses on the manufacturing and sale of digital video recorders and customized computing systems for the commercial, industrial, and consumer sectors.

We acquired the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc in April 2004. The Perpetual business is a systems integrator and supplier of digital video recording systems for commercial and industrial security surveillance and is part of our digital technology division. Our AirWorks business provides digital video surveillance solutions to the aircraft industry as well as other electronic and aircraft maintenance solutions and is part of our aviation division. The goal of these acquisitions is to enhance our digital technology based product lines in support of expanding our presence within the homeland security marketplace.

Our business strategy includes developing a full line of high value security products deploying the latest technologies. We have spent significant resources with our research and development team developing a base platform for our security surveillance product line. Using this platform we hired additional offshore specialty engineers to supplement our existing core research and development team to enable faster, more cost effective product development programs focused on security application solutions. In 2005, we launched the first phase of our new digital video recorder product line, a four channel mobile digital video recorder and have begun marketing the product through several channels. We expect to launch the first product in a line of products for fixed digital video recorder in 2006.

To implement planned technology advances and new product development, we continue to focus resources on new, proprietary digital compression technology, Internet protocol applications, and database management applications. We believe these elements are keys to developing the secure network digital video technology that is expected to drive the development of our next generation of digital video surveillance products. High-end software for intelligent management of data transmitted from secure digital video networks is also planned as a component of our total digital video technology solutions. Our strategy is to use our research and development expertise to create new proprietary technologies for digital video applications, and also seek to create intellectual properties for contract manufacturing customers, thereby enabling us to engage in both original equipment manufacturing and original design manufacturing. We are also looking for strategic acquisition candidates providing digital video technologies and systems to expand and or enhance our product offerings and services.

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

For the year ended December 31, 2005

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
($ in thousands)
Net sales	$1,286	$3,388	$28,074	$—	$32,748
Cost of sales	902	2,703	25,120	—	28,725

Gross profit	384	685	2,954	—	4,023
Operating expenses	3,612	2,369	2,938	2,352	11,271

Income (loss) from operations	(3,228)	(1,684)	16	(2,352)	(7,248)
Other income (expense)	(23)	—	5	29	11

Income (loss) before income tax provision	$(3,251)	$(1,684)	$21	$(2,323)	$(7,237)

Total assets as of December 31, 2005	$4,795	$8,874	$6,157	$5,820	$25,646

For the year ended December 31, 2004
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
($ in thousands)
Net sales	$1,278	$2,790	$17,008	$—	$21,076
Cost of sales	943	1,592	13,995	—	16,530

Gross profit	335	1,198	3,013	—	4,546
Operating expenses	2,834	1,685	3,302	1,842	9,663

Income (loss) from operations	(2,499)	(487)	(289)	(1,842)	(5,117)
Other income (expense)	(37)	—	(5)	146	104

Loss before income tax provision	$(2,536)	$(487)	$(294)	$(1,696)	$(5,013)

Total assets as of December 31, 2004	$3,957	$6,028	$8,895	$4,635	$23,515

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Year Ended December 31, 2005 Compared to December 31, 2004

The focus of our Digital Technology division is on the development of digital products and technologies for law enforcement, commercial and industrial security applications. On April 6, 2004, we acquired the assets of the Perpetual division of Next Venture, Inc. to continue the build out of product offerings within the commercial and industrial security marketplace.

In the fourth quarter of 2004, we launched the new Perpetual Digital product line of digital video surveillance security products to be marketed through wholesale distribution. We have initiated an advertising campaign to generate brand awareness for our Perpetual Digital products. We intend to continue to expand our advertising and promotional campaigns to develop the Perpetual Digital brand and gain market acceptance for our product line.

Our mobile digital products are currently targeting law enforcement, commercial/industrial and military applications. Digital technology offers considerable advantages over the analog tape technology currently in use by some police departments, and we believe our products offer major advantages over competing digital systems. For example, our wireless technology automatically uploads recordings into the police department’s central computer when the officer returns the patrol car to the station. This feature avoids having the officer handle recording disks or devices, thereby preserving the integrity of valuable trial evidence. Our products have been adopted by several local police departments and are currently being evaluated by a number of other law enforcement customers, including a pilot program involving six patrol cars operated by the Chicago Police Department, but have not generated significant revenues to date. We believe, the same advantages of digital technology, and our products in particular, are relevant in other mobile applications, including fire trucks, ambulances, mass transit, on-highway shipping and package delivery, and in other applications. We believe that the potential for terrorist attacks on subway systems and other forms of public transportation will result in government mandates for the installation of surveillance systems, although such mandates have not yet materialized and these markets have not yet developed.

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

Our Digital Technology division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications to target these high growth, high margin markets. The developmental nature of this division requires that we make investments in new products, staff our sales team and other parts of the organization, establish our distribution channels, build relationships with customers and potential customers, market our products, and make other investments. Because we continued to make such investments in 2005, our financial results continued to show losses and may continue to do so in the future.

Revenues for the Digital Technology division for the year ended December 31, 2005 totaled $1.3 million, which were flat with 2004’s revenues. Substantially all of the revenue generated in each of 2005 and 2004 was through the Perpetual product offerings which were acquired in April 2004. Gross margins for the year ended December 2005 were 29.8% compared to 26.2% for the year ended December 2004.

Research and development costs in the Digital Technology division increased to $1.3 million for the year ended December 31, 2005 from approximately $1.0 million for the same period of 2004. The increase is due to the addition of research and development resources in China totaling $170,000, offset by a $28,000 decline in salaries and personnel related expenses for the domestic research and development staff, an increase in material and other product development costs of $82,000 and a $27,000 increase in travel expenses. Our investment in research and development has resulted in the launch of the first phase of our new digital video recorder product line, a four channel mobile digital video recorder and we have begun marketing the product through several channels.

Selling expenses in the division increased $353,000 for the year ended December 31, 2005 to $1.3 million from $942,000 for the same period of the prior year. The increase was the result of additional sales personnel and related costs from the launch of the Perpetual Digital product line.

The division’s general and administrative expenses totaled $932,000 in 2005 compared to $842,000 for the year ended December 31, 2004. The increase is due to a $65,000 increase in general liability and other insurance expenses and $97,000 increase in professional services primarily due to property security services as there were no comparable expenses in the year ended December 31, 2004. In addition, rent expense increased $52,000 reflecting the full year rent expense for Perpetual Digital office and warehouse and the provision for warranty increased $36,000. These increases in expenses were offset by a $97,000 decrease in salaries and other related expenses for administrative personnel and a $68,000 reduction in the provision for bad debt.

The Perpetual Digital product launch and expansion of our sales force along with our continued investment in research and development resulted in a loss before income tax provision of $3.2 million for the Digital Technology division for the year ended December 31, 2005 compared to a loss before income tax provision of $2.5 million for the equivalent period ended December 31, 2004. The division’s products have been well received by customers and are available for sale but they are addressing markets that are in their early stage of development and have not generated significant revenues to date. We plan to increase our investment in sales and marketing and believe this will result in substantive sales growth for our digital video surveillance products.

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Year Ended December 31, 2005 Compared to December 31, 2004

Our Aviation division, known as Global AirWorks, is an aviation service company specializing in commercial aircraft surveillance systems and interior modification, serving both domestic and international carriers as well as original equipment manufacturers and suppliers. Our products and services primarily relate to airline surveillance and security systems, new or upgraded communication systems, in flight entertainment systems, and comfort and convenience systems. Our current products include Cockpit Door Surveillance Systems (CDSS) which uses digital video technology to allow the pilot to view activity behind the secured cockpit door from the cockpit. We have also developed an Electronic Flight Bag that uses digital technology to store and retrieve flight manuals and procedures. In addition, we provide smoke detection and fire suppression systems, wire and harness solutions for various electrical applications within an aircraft and interior/exterior modification products and services.

We are positioned to take advantage of the market opportunities that will be presented by the expected release of mandates from both the Federal Aviation Administration (FAA) and the European aviation regulatory authorities, including the European Aviation Safety Agency (EASA) and the Joint Aviation Authority (JAA). The FAA has issued a Notice of Proposed Rule Making (NPRM) which, if enacted, would mandate CDSS systems for all commercial passenger aircraft operating in the US. The comment period on this NPRM closed on November 21, 2005, and we believe a final rule could be adopted in 2006. The FAA estimates that the market for CDSS systems is $185 million in the United States and we believe the international market to be larger than that for the United States. The FAA identified Global ePoint as one of only five vendors with products currently certified by the FAA. We believe that our product has several key advantages over competing systems, including the only system to have its display screen in front of the pilot, and a rapid installation schedule that generally avoids revenue loss for the airline. We have captured majority market shares in Germany and England, and believe that we are well positioned to capture a significant share of the US market.

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

We have developed and are marketing digital technology solutions such as our Electronic Flight Bag (EFB) and In Flight Entertainment (IFE) systems. Generally, these systems provide increased aircraft operating efficiency and significant weight savings by replacing old, heavier technology. One of the major costs for the airlines is fuel costs, these new solutions provide a return on investment to the airlines as significant weight reduction leads to substantial savings by decreasing the fuel burn of the aircraft. Our EFB product provides electronic weather mapping, finds favorable wind patterns, and optimizes the trim of the aircraft to make weight and balance adjustments, all of which contribute to fuel savings. Our system automates flight information and is easier for pilots to use than paper records and supplemental calculations. In addition to these advantages, our EFB eliminates over 70 pounds of charts and records carried on board, representing a considerable annual fuel savings for a typical jetliner. In addition to commercial passenger and cargo air transport, we believe the EFB is also attractive in private aviation applications, where pilots generally have less automation available to them and where the ease and speed of accessing electronic records may offer safety advantages.

We believe that our IFE product is attractive to airlines due to the elimination of hundreds of pounds of weight in replacing old cathode ray tube monitors with modern flat panel display systems. We believe the payback to the airline in fuel savings alone for the installation of our IFE and EFB systems is less than one year. With the significant rise in fuel costs for airlines in 2005, we believe the cost savings offered by these products will provide an important marketing advantage for these products going forward.

We have expanded our aircraft modification and maintenance services for interior cabin refurbishment and exterior painting. Although these services are lower margin services relative to our other product lines, we believe these maintenance services can provide Global ePoint with an attractive value added sales opportunity for surveillance, EFB and IFE products to the customer for installation while maintenance work is being performed.

We received purchase orders for $12.2 million from a major Latin American airline for aircraft modification, maintenance and retrofit services in 2005. Our backlog, as of December 31, 2005, was $10.7 million. Substantially all of this backlog relates to the modification and retrofit services for the Latin American airline. We expected to deliver a significant amount of IFE equipment related to the project in the fourth quarter of 2005. This equipment required FAA certification prior to shipment. We received notice from the FAA that due to budgetary constraints and lack of manpower, projects requiring certification would be deferred for review for 90 days. This delay in FAA review has caused a delay in our expected equipment shipments for the project. We are working with the FAA to complete the necessary certifications and we expect to finish the project in 2006.

The Aviation division’s operations began on April 26, 2004. Accordingly, the following discussion of this division’s results of operations, for the year ended December 31, 2005, is compared to the results of operations for the period from April 26, 2004 through December 31, 2004 (approximately eight months).

Revenues for the year ended December 31, 2005 totaled $3.4 million compared to $2.8 million for the eight month period ended December 31, 2004. The increase in sales is the result of an increase in aircraft maintenance services of $.8 million and $.7 million of modification equipment offset by a reduction is sales of CDSS systems of $1 million. The decline in CDSS sales is due to the pending FAA mandate as many customers are deferring orders pending the issuance of the mandate.

Cost of goods sold was $2.7 million for the year ended December 31, 2005 compared to $1.6 million for the eight months ended December 31, 2004. Gross margins were 20.2% for the year ended December 31, 2005 compared to 42.9% for the period ended December 31, 2004. The decline in margins and increase in cost of goods sold is the result of the increase in sales of lower margin aircraft maintenance services. Delays in shipment of higher margin equipment due to the delay in FAA certification process resulted in a higher than expected sales mix of our lower margin maintenance services causing the decrease in gross margins in 2005. As we complete the FAA certification and delivery of higher margin equipment in 2006, we expect a significant improvement in the sales mix for our higher margin products resulting in substantially improved gross margins.

Operating expenses totaled $2.4 million for the year ended December 31, 2005 compared to $1.7 million for the eight months ended December 31, 2004. The increase is a result of a full year operating activity in 2005 compared to eight months of operations in 2004.

As a result, the aviation division incurred a loss before income tax provision of $1.7 million in the year ended December 31, 2005 compared to a loss before income tax provision of $487,000 for the eight months ended December 31, 2004.

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

For the Year Ended December 31, 2005 Compared to December 31, 2004

Our Contract Manufacturing division manufactures digital video recorders and customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. In addition to custom manufacturing, the division also sources and distributes electronic components and parts. The high volumes we produce in the contract manufacturing division allows us to obtain discounts on our raw materials, which we are able to use in lowering the manufacturing costs of our other divisions. In addition, since we control the manufacturing process for many of our branded products, we can offer greater speed and flexibility to our customers than otherwise would be the case.

Net sales for the year ended December 31, 2005 increased to $28.1 million from $17.0 million in the year ended December 2004. The increase in net sales was primarily due to the increase in sales of consumer computer products to $17.8 million in the year ended December 31, 2005 from $7.2 million in the year ended December 31, 2004. Sales of industrial computer products increased to $8.5 million in the year ended December 31, 2005 from $8.1 million in the year ended December 31, 2004. Cost of sales was $25.1 million for the year ended December 31, 2005, or 89.5% of sales compared to $14 million, or 82.3% of sales for the corresponding year ended December 2004. The increase in the cost of sales as a percentage of net sales was due to the increase in sales of low margin consumer computer products. As a result, gross margins for the year ended 2005 were 11.5% compared to 17.7% for the year ended 2004.

Operating expenses for the year ended December 31, 2005 were $2.9 million, or 10.5% of sales, compared to $3.3 million or 19.4% of sales for the year ended December 31, 2004. The decrease in operating expenses is due to a decrease in the provision for bad debt of $267,000 in the year ended December 31, 2005 over fiscal 2004. In 2004 a provision was required due to the uncertainty of the ability to collect certain balances related to one of our largest customers, which was not a Related Party. No such provision was required in 2005. Rent expense decreased $94,000 for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to the subleasing of excess of warehouse and office space beginning the fourth quarter of 2004.

As a result, income before income tax provision for the contract manufacturing division was $21,000 for the year ended December 31, 2005 compared to a loss before income tax provision of $294,000 for the year ended December 31, 2004.

RESULTS OF OPERATIONS—CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-reverse-acquisition company, as well as general overall corporate expenses. During the year ended December 31, 2005, corporate general and administrative costs totaled $2.4 million compared to $1.8 million for the year ended December 31, 2004. Professional fees associated with being a public company were $1 million for the year ended December 31, 2005 compared to $.7 million for the year ended December 31, 2004. The increase was primarily due to an increase in costs related to public relations and corporate promotion. Additionally, executive compensation increased $79,000 and travel and other expenses increased $100,000 in fiscal 2005 over fiscal 2004.

There was $29,000 of other income for the year ended 2005 compared to $146,000 of other income in the comparable period of 2004, which primarily related to earn-out revenue from contingent payments based on performance of the company that acquired Global ePoint’s prior business.

The net result for corporate operations was a loss before income tax provision of $2.3 million for the year ended December 31, 2005 compared to a loss before income tax provision of $1.7 million for the year ended December 31, 2004.

SUMMARY

As a net result of the combined operations of our Digital Technology division, Aviation division, Contract Manufacturing division, and corporate activities, Global ePoint incurred a loss before income tax provision of $7.2 million or $(.55) per share, for the year ended December 31, 2005 compared to a loss before income tax provision of $5.0 million or $(.46) per share for the year ended December 31, 2004. The non-cash preferred dividend for the year ended December 31, 2005 was $2.8 million resulting in a loss applicable to common stockholders of $10.1 million, or $(.77) per share compared to a non-cash preferred dividend of $1.7 million and a loss applicable to common stockholders of $6.7 million, or $(.61) for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the year ended December 31, 2005 was $11.3 million as compared to $5.3 million for the corresponding period of 2004. In the fiscal year ended 2005, the primary use of cash was incurred to fund the operating loss and additional working capital requirements of $2.0 million for the Aviation division to fund the aircraft maintenance and modification project for our Latin American airline customer. For the fiscal year ended 2004, cash was primarily used to fund working capital requirements and operating losses.

Cash used in investing activities for the year ended December 31, 2005 consisted of $2.1 million compared to $4.6 million for the year ended December 31, 2004. The cash was primarily used for a good faith deposit of $500,000 and other costs of $163,000 related to our potential acquisition of Astrophysics, Inc. and an additional $500,000 note provided to Astrophysics,, Inc. Additional cash of $725,000 was required for the acquisition of fixed assets and other intangibles. Cash used in investing activities for the year ended December 31, 2004 consisted of $805,000 for the purchase of equipment and other assets and $3.8 million for acquisitions.

Net cash provided by financing activities for the year ended December 31, 2005 totaled $13.2 million. In March 2005, our Contract Manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements, all of which was used in operations as of December 31, 2005. In the second quarter of 2005, we completed the private placement sales of Series B and Series C preferred stock resulting in aggregate net proceeds of $4.6 million. In November 2005 we completed the private placement sale of Series D preferred stock resulting in net proceeds of $5.7 million. An additional $1.9 million was received through the exercise of previously issued stock options. As of December 31, 2005, the total outstanding balance on loans from related parties was $2.1 million. Net cash received from financing activities for the year ended December 31, 2004 totaled $9.2 million. On August 5, 2004, we completed the private placement sale of convertible preferred stock and common stock purchase warrants resulting in net proceeds to us of $4.9 million. Additionally, on December 22, 2004 we completed the private placement sale of common stock, common stock warrants and additional investment rights resulting in net proceeds of $2.3 million. The proceeds from the offerings were used to fund working capital requirements. The remaining $2.1 million of cash received from financing activities was borrowed from related parties. As of December 31, 2004, the total outstanding balance on loans and advances from related parties was $1.9 million.

As of December 31, 2005, the Company had net working capital totaling $5.2 million including cash of $780,000. As a means of increasing our return on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. We believe due to the increase in our backlog of orders we will require additional working capital financing of approximately $2 million, in addition to cash generated by operations, to meet our working capital needs for our current operations, capital expenditures, and commitments over the next 12 months. Additionally, we believe we will require $4 million for working capital to support our expected growth and pending acquisition of Tops Digital Security, Inc. (See Subsequent Events).

If we are to be successful in acquiring Astrophysics, we will require an additional funding. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. We are currently evaluating term sheets in our possession and are currently in negotiations to meet our funding requirements. We believe we will be able to obtain the funding required to support our operations and growth, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many factors, including:

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

CONTRACTUAL CASH OBLIGATIONS

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest (in thousands):

	Payments Due by Period
Contractual Obligations at December 31, 2005	Total	Less than 1 year	2 – 3 Years	4 – 5 Years	After 5 Years
Loan payable	$2,099	$2,099	$—	$—	$—
Long Term Debt	None	—	—	—	—
Operating Leases	3,142	853	876	626	787
Sublease Income	(2,425)	(296)	(623)	(668)	(838)
Unconditional Purchase Obligations	None	—	—	—	—
Consulting Contractual Obligation	480	180	300	—	—

Total Contractual Obligations	$3,296	$2,836	$553	$(42)	$(51)

We leased four facilities and one storage as of December 31, 2005, one of which was substantially subleased, and the other four of which housed the Company’s corporate, manufacturing and warehouse requirements.

In June 2004, we borrowed $1,000,000 from John Pan, our Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. As of December 31, 2005 the total outstanding loan plus accrued interest totaled $1.1 million. We are required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2006.

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

Reserve for uncollectible accounts.    Management evaluates accounts receivable periodically for potentially uncollectible receivables by considering factors including specific customer circumstances and plans, historical experiences, and expected future trends. As of December 31, 2005, management estimated the reserve for uncollectible accounts to be $518,000.

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

Research and development.    Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2005 or 2004.

Goodwill and Other Intangibles.    We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2005 the net amount of $8.1 million of goodwill and intangible assets represented 31.5% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of August 8, 2003. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

We have accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $300,000 from the asset purchase of Perpetual. The goodwill arising from the Merger and asset acquisitions has been subject to its annual impairment test in 2005. Application of the discounted cash flow methodology to management assumptions did not identify any impairment to the Merger goodwill. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

Long-term assets.    Long-term assets of the Company are reviewed as to whether their carrying value have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects the long-term assets to be fully recoverable.

Income taxes.    The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company is taxed as a consolidated group from the date of the Merger forward. The consolidated group has generated net losses in 2005 and 2004. Therefore, the Company has recognized the minimum California income tax and the franchise tax applicable to Best Logic, LLC.

Financial instruments.    Considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon the disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and other items included on the consolidated balance sheet as of December 31, 2005 approximate their fair value due to their short-term nature.

Stockholders’ Equity.    The Company has issued four series of preferred stock with stock warrants. Each issuance of preferred stock was accounted for in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the issuance and conversions of preferred stock have resulted in $2.6 and $1.6 million of beneficial conversion as of December 31, 2005 and 2004, respectively. The beneficial conversion has been recognized as a non-cash preferred stock dividend. Additionally, each of the issuances has been reviewed and analyzed in accordance with FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requiring classification of financial instruments with certain characteristics as liabilities. A review of the characteristics of each preferred stock issuance did not require reclassification of the instruments as liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first interim or annual reporting period after

December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123(R) as of January 1, 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. Using the prospective method of adoption, SFAS No. 123(R) is expected to have a pre-tax expense of approximately $440,000 on operating income in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued FAS No. 154 (“FAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FAS Statement No. 3. APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change. FAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of FAS No. 154 will have a material impact on our consolidated financial position or results of operations.

On February 16, 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The Company does not expect the adoption of FAS 155 to have a material impact on our consolidated financial position or results of operations.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and related notes are contained on pages F-1 to F-27 of this report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005.

We are continuing to evaluate our internal controls as required by Sections 404(a) of the Sarbanes-Oxley Act of 2002 which become effective for the Company in 2007. In the course of our evaluation, we have identified certain areas requiring improvement, which we are addressing. The Merger and additional acquisitions, as summarized in Footnote 2 in the Notes of the Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Set forth below is information regarding the Company’s current Directors and Officers.

Name	Age	Position	Director Since
Toresa Lou	46	Director, Chief Executive Officer	2003
John Pan	58	Chairman of the Board, President, Chief Financial Officer and Secretary	2003
Daryl F. Gates	79	Director	2004
James D. Smith	69	Director	2004
John K. Yuan	51	Director	2003
Arik Arad	54	Director	2005
Joseph Hermosillo	70	Director	2005

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

John Yuan has been the CEO/President of VisionFlow, Inc., a video semiconductor start up company since May 2003. Mr. Yuan was video architect for Qualcomm before he co-founded VisionFlow. From June 1999 to July 2002, Mr. Yuan was a senior design manager and chief architect at Cirrus Logic in Austin, Texas, managing technical aspects of four different product lines and providing technical advice on corporate acquisitions, licensing and strategic alliances. From June 1993 to June 1999, Mr. Yuan was a design manager and principal architect at Motorola Inc., where he led the development of multi-standard video codes and PowerPC processors and assisted in business development and product promotion. Mr. Yuan has 23 years of experience in managing, promoting, and developing semiconductor products. Mr. Yuan received his Masters of Science in Electrical Engineering and Physics from Texas Tech University.

Arik Arad is currently President of Arocon, Inc., a global security company that develops and markets a wide range of security solutions. From 2003 to 2005, Mr. Arad served as Executive Vice President of Arotech Corp., President and CEO of Arocon Security Corporation, a subsidiary of Arotech Corp., and Chairman of IES Interactive and AoA- Armour of America. From 1992 to 2003, Mr. Arad acted as a liaison between the Shopping Centers Association of Israel and the Ministry of Defense in Israel. An expert on security and antiterrorism, Mr. Arad has more than 25 years experience in working with government, military, law enforcement and Fortune 500 companies worldwide. His expertise includes assessing security requirements, security planning and implementation, security training programs and proactive security follow-up. Mr. Arad is a graduate of Harvard Business School and Haifa University.

Joseph Hermosillo retired in 1996 from a career in the financial services industry spanning over 35 years. From 1991 to 1996, Mr. Hermosillo held positions as the Director of Special Markets (from 1995 to 1996) and Regional Vice President (from 1991 to 1995) with Charles Schwab & Co., Inc. Prior to 1991, Mr. Hermosillo was employed by Security Pacific National Bank for nearly 29 years, most recently in the capacity of Regional Vice President. Mr. Hermosillo graduated from the Army Language Institute of Monterey, California, majoring in Russian, while serving for the United State Air Force Security Service. In addition, Mr. Hermosillo is a graduate of Louisiana State University School of Banking and the American Institute of Banking of Los Angeles.

Audit Committee Financial Expert

The current members of the Audit Committee are Joseph Hermosillo, James D. Smith and John Yuan, each of whom is an “independent” director under the recently adopted Nasdaq rules. Our Board has determined that Joseph Hermosillo is a “financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 339 S. Cheryl Lane, City of Industry, CA 91789.

Section 16(a) Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file. Based solely on a review of copies of the Section 16 forms furnished to us with respect to year ended December 31, 2005, we believe that the filing requirements applicable to our officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.    EXECUTIVE COMPENSATION

The compensation table below includes compensation paid to our Chief Executive Officer and all other executive officers for 2003 through 2005.

The salaries set forth below for the Chief Executive Officer and Chief Financial Officer for 2003 were paid for a partial year subsequent to our acquisition of McDigit. Other than as set forth in the table, we did not pay any other salary, bonus or other compensation to these individuals.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/ SARs (#)
Toresa Lou, CEO	2005 2004 2003	300,000 247,098 52,500		500,000 —

John Pan, CFO	2005 2004 2003	250,000 209,597 52,500		500,000 —

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

Options Granted in 2005

There were no option grants for the fiscal year ended December 31, 2005.

Option Exercises In 2005 and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Option/SARs at FY-End		Value of Unexercised In-the-Money Options/ SARs at FY-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Toresa Lou, CEO	478,557	752,000	550,000	612,000	$573,000	$620,000
John Pan, CFO	—	—	250,000	250,000	—	—

The value of unexercised in-the-money options is based on the difference between the fair market value of the shares of common stock underlying the options at December 31, 2005, and the exercise price of such options. Options are in-the-money if the market price of the shares exceeds the option exercise price.

Director Compensation

Non-Employee Director Compensation.    In July 2004, the Board of Directors adopted a policy for compensating non-employee directors which became effective on January 1, 2005. Under the policy, non-employee directors will be entitled to receive (i) a cash fee of $1,500 for each in-person meeting of the Board of Directors and $500 for each telephonic meeting of the Board, and (ii) options to purchase 20,000 shares of common stock, which will become fully vested upon the directors’ re-election at the next annual meeting of stockholders. In addition, members of Board committees will receive an option to purchase 5,000 shares of common stock for each committee assignment.

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

The following table sets forth information regarding the beneficial ownership of the Company’s common stock by each beneficial owner of more than 5% of the Company’s common stock, each director of the Company, each executive officer of the Company (the “named executive officers”) and the directors and executive officers as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock as of 3/31/2006	Percent of Class
Iroquois Capital LP (2)	3,411,840	22.27%
Toresa Lou (3)	1,436,891	8.85
John Pan (4)	4,823,472	30.98
John Yuan	40,000	*
Daryl F. Gates (5)	145,000	*
James D. Smith (6)	40,000	*
Joseph R, Hermosillo	—	*
Arik Arad	—	*
All directors and executive officers as a group (7 persons)	6,485,363	38.9%

*	Less than one percent.
(1)	Unless otherwise indicated, all shares are owned beneficially and of record by the person named above.
(2)

Includes the following securities: 997,597 shares underlying the Series D Preferred Stock, 498,799 shares issuable upon the exercise of warrants at an exercise price of $4.33 per share, 997,597 shares issuable upon the exercise of warrants at an exercise price of $5.25 per share, and 498,799 shares issuable upon the exercise of warrants at an exercise price of $6.00 per share. In addition, includes 459,823 shares beneficially held by Iroquois Capital, LP. Joshua Silverman has voting and investment control over the securities held by Iroquois Capital, LP and Iroquois Master Fund Ltd. Mr. Silverman disclaims beneficial ownership of the shares held by Iroquois Capital, LP and Iroquois Master Fund Ltd. 105,715 shares underlying the Series D Preferred Stock, 142,858 shares issuable upon the exercise of warrants at an exercise price of $3.50 per share, and 189,524 common shares.

(3)	Represents options to purchase shares of Common Stock issued to Auspex LLC, an entity controlled by Toresa Lou, issued in connection with the Company’s acquisition of McDigit in August 2003, pursuant to the Reorganization and Stock Purchase Agreement dated March 31, 2003 (the “Reorganization Agreement”). Under the Reorganization Agreement, McDigit was entitled to receive 1,511,015 options to purchase the Company’s Common Stock as part of the acquisition by Global. In August 2003, Global and McDigit executed the “Stock Distribution Agreement” pursuant to which the parties agreed that these options would be granted to Auspex LLC. Pursuant to the Reorganization Agreement, the option was issued pari passu to, and in a number equal to, the outstanding options and warrants of the Company at time of closing of the acquisition. The option may only be exercised in the same number as the number exercised from the existing options and warrants held at the time of closing. Between the closing date of the acquisition and April 2, 2005, 243,585 options that were outstanding upon the closing date of the acquisition have expired, and therefore, an equal number of Auspex LLC’s options under the Stock Distribution Agreement have expired. For purposes of this table, we have assumed that all of Auspex LLC’s other options are currently exercisable. Also includes 524,891 common shares from the exercise of options pursuant to the agreement. Includes an additional 250,000 options to purchase common stock.
(4)	Includes options to purchase 250,000 shares of common stock.
(5)	Includes options to purchase 126,000 shares of Common Stock.
(6)	Represents options to purchase 40,000 shares of Common Stock.

Equity Compensation Plan Information

In 2005, we maintained five equity compensation plans under which our equity securities were authorized for issuance to our employees, directors or consultants: the 1993 Stock Option Plan, the 1994 Stock Option Plan, the 1994 Stock Option Plan for Directors and the 2004 Stock Option Plan and 2005 Stock Option Plan. All five of these plans were approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,389,000	$4.09	3,000,000
Total	2,389,000	$4.09	3,000,000

(1)	As of March 2003, the 1993 Stock Option Plan expired and no further grants will be made under this plan. As of April 2004, the 1994 Stock Option Plan and the 1994 Stock Option Plan for Directors expired and no further grants will be made under these plans.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In order to ensure that each transaction with a related party is fair to and in the best interests of the company and its stockholders, our Board of Directors appointed the audit committee, consisting solely of independent members of our Board of Directors, to review and approve all transactions between Global ePoint and any related parties. Based on the committee’s review and approval, we believe that we received market rates or better and that all transactions with related parties have been on terms that were fair to the company and our stockholders.

We have reviewed our related party transactions in accordance with Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, which requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the VIE under certain circumstances. In accordance with FIN 46R, we have evaluated the Company’s relationships and interest in entities that might be considered variable interest entities as defined by FIN 46R and concluded that no prerequisite conditions exist; therefore, none have been consolidated.

FACILITIES LEASING ARRANGEMENT

We share office and warehouse facilities in buildings owned or controlled by Mr. John Pan, our Chairman, President, Chief Financial Officer and largest stockholder, which facilities are also partially occupied by another company controlled by Mr. Pan. We also use and pay rent to Mr. Pan for the use of our manufacturing and assembly equipment. We recorded occupancy costs and equipment rental expenses to Mr. Pan totaling $519,000 and $492,000 for the fiscal years ended December 31, 2005 and 2004, respectively. Occupancy costs paid to Mr. Pan are based on the square footage occupied and a price per square foot verbally agreed upon.

PURCHASES FROM RELATED PARTIES

During 2005 and 2004, we purchased from related parties components and finished products totaling approximately $15.3 and $5.7 million respectively. The related parties can generally purchase components in greater quantity than we can on our own and thereby can pass through to the Company the more favorable pricing due to its volume discounts. Of our total purchases from related parties, a majority constitute purchases of various component parts, such as memory, CPUs, hard drives and motherboards, and finished products from Avatar Technology, Inc. (Avatar) and Prophecy Technology, LLC (Prophecy). Of the total purchases in 2005 and 2004, approximately $10.8 and $1.7 million, respectively, were from Avatar, and approximately $4.4 and $4 million, respectively, were from Prophecy. These related parties have long-term, volume purchasing relationships with certain component suppliers that allow them to sell components to us at terms that are not otherwise available to us in the general market.

SALE ARRANGEMENTS

During 2005 and 2004, we sold approximately $18.0 and $7.6 million, respectively, of products and contract manufacturing services to related parties. Included in these amounts were sales of $17.6 and $7.2 million, respectively, to Avatar and $0.2 and $0.3 million, respectively, to Prophecy.

Avatar provides distribution of computer components around the world, as well as consumer PCs in selected markets. In both 2005 and 2004, Avatar secured major contracts for consumer PCs with a large retail chain in

Latin America and, as a result, subcontracted the manufacturing of the consumer PCs to us. Our contract manufacturing division generated sales of approximately $17.6 and $7.2 million in 2005 and 2004, respectively, from Avatar for consumer PCs, all of which were ultimately delivered to retail stores of Avatar’s customers throughout Latin America.

The following schedule provides a summary of balances with the related parties as of December 31, 2005 and transactions with related parties during the years ended December 31, 2005 and 2004:

As of December 31,
(Thousands of dollars)	2005
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$2,259
(C) (100% owned by CFO/Chairman)	38
(D) (95% owned by CFO/Chairman)	269

Total	$2,566

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$473
(C) (100% owned by CFO/Chairman)
(D) (95% owned by CFO/Chairman)	2,756

Total	$3,229

	For the year ended December 31
(Thousands of dollars)	2005	2004
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$10,821	$1,659
(C) (100% owned by CFO/Chairman)		5
(D) (95% owned by CFO/Chairman)	4,470	4,023

Total	$15,291	$5,687

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$17,754	$7,218
(C) (100% owned by CFO/Chairman)		18
(D) (95% owned by CFO/Chairman)	220	314

Total	$17,974	$7,550

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

Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during

2003. All of the loans relate to pre-Merger activities. As of December 31, 2005, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

In June 2004, we borrowed $1,000,000 from John Pan, our Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 7.25% as of December 31, 2005. As of December 31, 2005 the outstanding loan and accrued interest totaled $1.1 million. We are required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2006.

ITEM 13.    EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2005 and 2004 by our independent registered public accounting firm, Haskell & White LLP:

Fee Category	2005	2004
1) Audit Fees	$198,840	$194,327
2) Audit-Related Fees	$—	$—
3) Tax Fees	$—	$—
4) All Other Fees	$—	$—

Audit fees include fees and expenses incurred in connection with audits and quarterly reviews of our consolidated financial statements and review of and preparation of consents for registration statements filed with the Securities and Exchange Commission.

Our Audit Committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The Audit Committee approved 100% of such fees for each of the years ended December 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Date: April 14, 2006	By:	/s/ TORESA LOU
Toresa Lou, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 14, 2006.

Signature	Title

/s/ TORESA LOU Toresa Lou	Chief Executive Officer (principal executive officer) and Director

/s/ JOHN PAN John Pan	Chief Financial Officer (principal financial officer and principal accounting officer), Secretary and Chairman of the Board of Directors

/s/ JOSEPH R HERMOSILLO Joseph R. Hermosillo	Director

/s/ ARIK ARAD Arik Arad	Director

/s/ DARYL F. GATES Daryl F. Gates	Director

/s/ JAMES D. SMITH James D. Smith	Director

/s/ JOHN K. YUAN John K. Yuan	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global ePoint, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global ePoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company acquired significant assets of two separate companies in transactions completed in April 2004. Also, as discussed in Note 7, the Company has engaged in significant related party transactions.

/s/    HASKELL & WHITE LLP

Irvine, California

March 31, 2006, except for the fourth paragraph

of Note 1 as to which the date is April 14, 2006

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

(Thousands of dollars, except per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$780
Accounts receivable, net	4,803
Accounts receivable—related parties	2,566
Inventory	5,070
Other current assets	1,472

Total current assets	14,691

Property, plant and equipment, net	751
Card dispensing equipment and related parts	885
Goodwill	6,328
Other intangibles	1,755
Deposits and other assets	1,236

Total other assets	10,955

Total assets	$25,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,397
Accounts payable—related parties	2,375
Accrued expenses	605
Customer deposits	67
Due to related parties	852
Due to stockholder	1,237
Loan payable	1,007

Total current liabilities	9,540

Commitments and Contingencies (Notes 11, 13 and 14)

Stockholders’ Equity:
Preferred stock, no par value, 2,000,000 aggregate shares authorized
Series C Preferred stock 1,250,004 shares issued, 855,717 shares outstanding aggregate liquidation preference $3,500,000	1,678
Series D Preferred stock 120,000 shares issued, 120,000 shares outstanding aggregate liquidation preference $6,000,000	3,960

Common stock, $.03 par value, 50,000,000 shares authorized and 15,326,877 shares issued and outstanding	460

Paid-in capital	21,778
Accumulated deficit	(11,770)

Total stockholders’ equity	16,106

Total liabilities and stockholders’ equity	$25,646

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	For the year ended
	December 31, 2005	December 31, 2004
(Thousands of dollars, except per share amounts)
Net sales	$32,748	$21,076
Cost of sales	28,725	16,530

Gross profit	4,023	4,546

Operating Expenses:
Selling and marketing	2,981	2,639
General and administrative	6,615	5,831
Research and development	1,268	1,009
Depreciation and amortization	407	184

Total operating expenses	11,271	9,663

Loss from operations	(7,248)	(5,117)
Other income (expense)	11	104

Loss before income tax provision	(7,237)	(5,013)
Income tax provision	17	—

Net Loss	(7,254)	(5,013)
Preferred stock dividend	(2,819)	(1,706)

Net Loss applicable to common stockholders	$(10,073)	$(6,719)

Loss per share—basic	$(0.77)	$(0.61)

Loss per share—fully diluted	$(0.77)	$(0.61)

Weighted average shares and share equivalents	13,163	10,927

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	Preferred Stock			Common Stock		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
(Thousands of dollars and shares)	Shares	Amount		Shares	Amount
Balances, December 31, 2003		$		10,822	$324	$7,894	$496	$8,714
Common stock issued upon options exercised				63	2	99		101
Common Stock option based compensation						171		171
Series A Preferred stock issued August 5, 2004 net of $630 in related costs	55		4,322				616	4,938
Preferred Stock Conversion	(21)		(1,650)	700	21	1,629	1,033	1,033
Common stock issued December 22, 2004				500	15	1,669		1,684
Additional Investment Rights						266		266
Warrants
Issued with Series A Preferred Stock offering						591		591
Issued with Common Stock offering						374		374
Warrants exercised				38	1	(1)
Series A Preferred stock dividend						(57)	(1,649)	(1,706)
Net loss							(5,013)	(5,013)

Balances, December 31, 2004	34		$2,672	12,123	$363	$12,635	$(4,517)	$11,153

Common stock issued upon options exercise				1,246	37	1,843		1,880
Common stock and option based compensation				30	1	130		131
Series B Preferred stock issued May 20, 2005, net of $146 in related costs	15		1,025				305	1,330
Series C Preferred stock issued June 8, 2005, net of $237 in related costs	1,250		2,451				575	3,026
Series D Preferred stock issued November 7, 2005, net of $258 in related costs	120		3,960				692	4,652
Warrants
Issued with Series B Preferred Stock offering						329		329
Issued with Series C Preferred Stock offering						812		812
Issued with Series D Preferred Stock offering						1,782		1,782
Preferred Stock Conversion	(443)		(4,470)	1,928	59	4,412	1,083	1,084
Net loss from operations							(7,254)	(7,254)
Preferred stock dividend						(165)	(2,654)	(2,819)

Balances December 31, 2005	976		$5,638	15,327	$460	$21,778	$(11,770)	$16,106

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004
(Thousands of dollars)
CASH FLOWS PROVIDED/(USED) BY OPERATING ACTIVITIES:
Net loss	$(7,254)	$(5,013)
Adjustments to reconcile net loss to net cash flows provided/(used) by operating activities:
Depreciation and amortization	407	184
Provision for bad debt and warranty	83	388
Stock based compensation	131	171
Increase/(decrease) from changes in:
Accounts receivable	(1,924)	(1,576)
Accounts receivable—related parties	2,806	(1,495)
Inventory	(1,255)	(833)
Other current assets	(292)	(221)
Accounts payable	1,050	1,509
Accounts payable—related parties	(4,742)	1,580
Accrued expenses	(268)	(16)
Customer deposits	(59)	62

Net cash used by operating activities	(11,317)	(5,260)

CASH FLOWS USED BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(126)	(679)
Goodwill and other intangibles	(599)	(3,824)
Additions to other assets	(1,339)	(128)

Net cash used in investing activities	(2,064)	(4,631)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	(20)	973
Borrowings from related parties	(87)	940
Advances from stockholder	1,092	(9)
Net proceeds from common stock offering	—	1,684
Net proceeds from additional investment rights	—	266
Proceeds from exercise of stock options	1,880	101
Net proceeds from preferred stock offerings	7,436	4,322
Net proceeds from stock warrants	2,923	964
Preferred stock dividend payments	—	(57)

Net cash provided by financing activities	13,224	9,184

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(157)	(707)
CASH AND CASH EQUIVALENTS, beginning of period	937	1,644

CASH AND CASH EQUIVALENTS, end of period	$780	$937

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$2,654	$1,649

Preferred stock dividend payable	$165	$—

Income taxes paid	$17	$—

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    Summary of significant accounting policies

Nature of business    Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is now headquartered in the City of Industry, California. The primary areas of our business are operated from three divisions: our contract manufacturing division, aviation division and our digital technology division. Our contract manufacturing division manufactures customized computing systems for industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. Our aviation division provides digital technology and other electrical applications to the airline industry. Our digital technology division designs and markets digital video technology primarily for surveillance systems.

Principles of consolidation    The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, McDigit, which was incorporated under the laws of the state of California in November 2002, Best Logic LLC (“Best Logic”), which was organized in California in November 2000, Global AirWorks, Inc. which is incorporated under the laws of the state of California in April 2004 and Global Telephony, which was incorporated under the laws of Nevada in 2001, and are collectively referred to as the “Company” in these condensed consolidated financial statements. Some of the related parties discussed in Note 7 may be considered variable interest entities in accordance with FIN 46R “Consolidation of Variable Interest Entities”, however, the Company is not the primary beneficiary such entities. Therefore, the related party entities are not included in the consolidated group. All significant inter-company balances and transactions have been eliminated.

Merger and basis of presentation    On August 8, 2003, Global ePoint, McDigit, and Best Logic completed a “reverse” acquisition (the “Merger”) where the prior owner of McDigit and Best Logic received approximately 50.1% ownership interest of Global ePoint in the transaction. Under reverse acquisition accounting, Global ePoint continues as the acquiring legal entity, but the historical financial statements of Global ePoint include only those of McDigit and Best Logic prior to the Merger date, and those of the combination of all the companies subsequent to the Merger date. Additionally, the assets of the Perpetual division of Next Venture, Inc. d/b/a Sierra Group and the flight support business of Greenick, Inc. d/b/a AirWorks, Inc. were acquired in April 2004 (see Note 2).

Working Capital Resources    As of December 31, 2005, the Company had net working capital totaling $5.2 million including cash of $780,000. As a means of increasing our return on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. We believe due to the increase in our backlog of orders we will require additional working capital financing of approximately $2 million, in addition to cash generated by operations, to meet our working capital needs for our current operations, capital expenditures, and commitments over the next 12 months. Additionally, we believe we will require $4 million for working capital to support our expected growth and pending acquisition (See Note 14). If we are to be successful in acquiring Astrophysics, we will require an additional funding. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. We are currently evaluating term sheets in our possession and are currently in negotiations to meet our funding requirements. We believe we will be able to obtain the funding required to support our operations and growth, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reserve for uncollectible accounts    Management evaluates accounts receivable periodically for potentially uncollectible receivables by considering factors including specific customer circumstances and plans, historical experiences, and expected future trends. As of December 31, 2005, management estimated the reserve for uncollectible accounts to be $518,000.

Inventories    The Company’s inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Inventory consists primarily of computer component parts video and data recording component parts, cockpit door surveillance system and wire harness component parts, and work in process. Inventories are stated at the lower of cost, on a first-in, first-out basis or market.

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

Research and development    Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2005 or 2004.

Advertising Costs    Marketing-related advertising costs are expensed as incurred and amounted to $222,000 and $157,000 during the years ended December 31, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Freight Costs and Reimbursements of Freight Costs    In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Cost, reimbursements of freight charges are recorded in sales in the accompanying consolidated statements of operations. Freight-out costs have been recorded as cost of sales in the accompanying consolidated statements of operations.

Goodwill and Other Intangibles    We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2005 the net amount of $8.1 million of goodwill and intangible assets represented 31.5% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $300,000 from the asset purchase of Perpetual. The goodwill arising from the Merger and acquisitions has been subject to its annual impairment test in 2005. Application of the discounted cash flow methodology to Management assumptions did not identify any impairment to the goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2005 or 2004. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

Long-term assets    Long-term assets of the Company, including amortizable intangible assets, are reviewed as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects the long-term assets to be fully recoverable.

Income taxes    The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company is taxed as a consolidated group from the date of the Merger forward. The consolidated group has generated net losses in 2005 and 2004. Therefore, the Company has recognized the minimum California income tax and the franchise tax applicable to Best Logic, LLC.

Financial instruments    The disclosures of estimated fair value were determined using available market information and appropriate methodologies; however, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon the disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and other items included on the accompanying consolidated balance sheets approximate their fair value due to their short-term nature.

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

Stockholders’ Equity    The Company has issued four series of preferred stock with stock warrants. Each issuance of preferred stock was accounted for in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the issuance and conversions of preferred stock have resulted in an aggregate $2.6 and $1.6 million of beneficial conversion as of December 31, 2005 and 2004, respectively. The beneficial conversions have been recognized as a non-cash

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock dividend. Additionally, each of the issuances has been reviewed and analyzed in accordance with FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, requiring classification of financial instruments with certain characteristics as liabilities. A review of the characteristics of each preferred stock issuance did not require reclassification of the instruments as liabilities.

Accounting for stock options    Global ePoint has adopted the disclosure-only provisions for employee stock options under SFAS No. 123. Accordingly, no compensation cost has been recognized for employee stock option plans under the intrinsic-value method prescribed by APB No. 25 and related interpretations. Had compensation for Global ePoint’s other four stock option plans been determined based on the fair value at the grant date for awards, Global ePoint’s net loss and loss per share would have increased to the pro forma amounts indicated below for the year ended December 31 (in thousands, except per share amounts):

	For the year ended ended December 31
	2005	2004
As reported, net loss applicable to common stockholders	$(10,073)	$(6,719)
Stock-based employee compensation determined under the fair value method, net of related tax effects	(649)	(2,087)

Pro forma	$(10,722)	$(8,806)

Loss per common share, basic and fully diluted:
As reported	$(0.77)	$(0.61)
Pro forma	$(0.81)	$(0.80)

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

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the year ended December 31, 2005:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(10,073)	13,163	$(0.77)

For the year ended December 31, 2004:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(6,719)	10,927	$(0.61)

Potentially dilutive shares from options, warrants, and preferred stock conversions, aggregating approximately 9.7 million shares, have not been included as they are anti-dilutive.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first interim or annual reporting period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123(R) in the first quarter of 2006. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The using the prospective method of adoption, SFAS No. 123(R) is expected to have a pre-tax expense of approximately $440,000 on operating income in 2006.

Reclassifications    Certain amounts in the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2004 have been reclassified to conform to the 2005 presentation.

2.    Pending and completed merger and acquisitions

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

The $550,000 of acquired intangible assets was assigned to the Supplemental Type Certificates (STC) with a useful life of approximately five years. These certificates are required by the FAA to install equipment into aircraft. The goodwill was assigned to the aviation and digital technology segments in the amounts of $2.896 million and $284,000, respectively.

The following selected financial data reflects consolidated pro forma information as if the acquisition of Airworks had occurred January 1, 2004.

	Year ended December 31
(Thousands of dollars, except per share amounts)	2005	2004
Pro Forma Consolidated Net Sales	$32,748	$21,708
Pro Forma Net Loss	(10,073)	(7,086)
Loss per share:
Basic and diluted, pro forma	$(0.77)	$(0.65)

On May 27, 2005, the Company entered into a non-binding letter of intent to acquire Astrophysics, Inc. (Astrophysics), a leading designer and manufacturer of X-ray scanning security systems. Pursuant to the letter of intent, the Company proposes to acquire all of the assets, subject to all of the liabilities, of Astrophysics in exchange for $10 million of cash and issuance of the Company’s common shares in an amount equal to 50.1% of the issued and outstanding common shares after giving effect to the acquisition of Astrophysics and a proposed $25 million equity financing. Astrophysics will also receive, for no additional consideration, the right to receive additional common shares upon the exercise or conversion of the Company’s warrants, stock options and convertible securities that are outstanding as of the close of the transaction. The letter of intent requires the Company to raise $25 million of capital prior to the close of the Astrophysics acquisition, of which $10 million would be paid to Astrophysics, $10 million would be contributed to the business of Astrophysics and the balance would be applied to general working capital.

Upon the execution of the letter of intent, the Company paid Astrophysics a non-refundable deposit of $500,000 and loaned Astrophysics $500,000 both of which are included in other current assets of the accompanying balance sheet. The loan to Astrophysics has matured and in February 2006 the principal balance was returned to the Company. Additionally, the letter of intent states that prior to entering into a definitive agreement, the Company shall obtain an opinion from a independent valuation firm that the Astrophysics

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition, including the $25 million equity financing, is fair from a financial point of view to the stockholders of Global ePoint. The letter of intent also states that the consummation of any acquisition of Astrophysics will require the approval of the Company’s stockholders. Notwithstanding the exclusivity agreement, neither the Company nor Astrophysics is obligated to continue any discussions or negotiations regarding a possible transaction or to pursue or enter into any transaction or relationship of any nature with the other party. The parties have been engaged in negotiations regarding the terms of the definitive agreement for the acquisition. However, the parties have reached an impasse and it is currently uncertain whether the parties will be able to reach a definitive agreement. The Company is continuing its discussions with Astrophysics in the hope of resolving the impasse. However, there can be no assurance the parties will reach a definitive agreement concerning the Company’s acquisition of Astrophysics.

3.    Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on their fair values beginning with the first interim or annual reporting period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123(R) in the first quarter of 2006. Under SFAS No. 123(R), the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. Using the prospective method of adoption, SFAS No. 123(R) is expected to have a pre-tax expense of approximately $440,000 on operating income in 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In May 2005, the FASB issued FAS No. 154 (“FAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FAS Statement No. 3. APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change. FAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of FAS No. 154 will have a material impact on our consolidated financial position or results of operations.

On February 16, 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company’s fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company’s 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. The Company does not expect the adoption of FAS 155 to have a material impact on our consolidated financial position or results of operations.

4.    Inventories

Inventories consisted of the following as of December 31, 2005 (in thousands):

Computer component parts	$1,736
Video and data recording component parts	1,748
Cockpit door surveillance system and wire harness component parts	1,586

Total	$5,070

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and equipment

Property and equipment consisted of the following as of December 31, 2005 (in thousands):

Furniture and equipment	$424
Computer equipment and software	302
Building improvements	407
Tooling and demo units	34
Vehicles	30

Totals	$1,197
Less accumulated depreciation	(446)

Property and equipment, net	$751

6.    Business concentrations

Cash balances    The Company at times maintains cash in bank accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks for cash in bank accounts.

Sales and purchases    For the year ended December 31, 2005 and 2004, three customers accounted for 75% and 67% of the Company’s sales, respectively, and 48% of the accounts receivable as of December 31, 2005. For the year ended December 31, 2005 and 2004, four and three vendors accounted for 70% and 55% of the Company’s purchases, respectively and 65% of the accounts payable as of December 31, 2005. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7.    Related Party transactions

Pre-Merger Loans    Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of December 31, 2005, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement    Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, leases a facility to the Company, through a controlled entity, and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $433,000 and $406,000 for the years ended December 31, 2005 and 2004, respectively. Rental costs for manufacturing and assembly equipment were approximately $86,000 for the years ended December 31, 2005 and 2004.

Loan Payable    In June 2004, the Company borrowed $1,000,000 from John Pan, the Company’s Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 7.25% as of December 31, 2005. The Company is required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2006.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The outstanding balances due from and to Related Parties as of December 31, 2005 were as follows:

As of December 31, 2005
(Thousands of dollars)
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$2,259
(C) (100% owned by CFO/Chairman)	38
(D) (95% owned by CFO/Chairman)	269

Total	$2,566

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$473
(C) (100% owned by CFO/Chairman)
(D) (95% owned by CFO/Chairman)	2,756

Total	$3,229

	For the year ended December 31
	2005	2004
(Thousands of dollars)
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$10,821	$1,659
(C) (100% owned by CFO/Chairman)		5
(D) (95% owned by CFO/Chairman)	4,470	4,023

Total	$15,291	$5,687

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$17,754	$7,218
(C) (100% owned by CFO/Chairman)		18
(D) (95% owned by CFO/Chairman)	220	314

Total	$17,974	$7,550

8.    Card dispensing equipment and related parts

The Company’s card dispensing equipment (known as DCR machines) and related parts substantially consists of refurbished DCR machines that were previously under lease agreements with customers. The card

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dispensing equipment and related parts inventory were valued, as of December 31, 2005, based on its minimum net recoverable value, estimated by management to be approximately $884,000. The Company is reviewing marketing plans for the redeployment and/or sale of the DCR machines in 2006 and believes the carrying amount of the assets are fully recoverable as of December 31, 2005.

9.    Income taxes

The Company had net operating losses (“NOL”) of approximately $21 million related to federal income tax and approximately $8 million related to state jurisdictions as of December 31, 2005. Utilization of net operating losses, which begin to expire at various times starting in 2011, may be limited by Section 382 of the Internal Revenue Code. Such limitations could result in the eventual permanent loss of all or a portion of the NOL benefit.

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

Following is a reconciliation of the income tax expense expected (based on the statutory federal income tax rate) to the actual income tax provision recorded as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Income tax (benefit) from continuing operations computed at statutory rate of 34%	$(2,466)	$(1,699)
Expired net operating losses	—	238
State income taxes	(422)	(291)
Reportable under pass through LLC	13	15
Other	4	3
Change in valuation allowance for deferred tax assets, net	2,888	1,734

Provision for income taxes—current	$17	$—

Deferred income tax assets and the related valuation allowance as of December 31, 2005 and 2004, result from the following temporary differences (in thousands):

	2005	2004
Net operating loss carryforwards	$11,060	$7,989
Inventory and other reserves	728	736
State taxes	(504)	(294)
Valuation allowance	(11,284)	(8,431)

Net deferred income tax assets	$—	$—

10.    Segment reporting

The Company operates in three business segments; marketing, developing and distributing advanced digital technology products related to digital video, audio and data transmission and recording products (digital technology), flight support business including aircraft electronics and communications systems (aviation) and the

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2005	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
($ in thousands)
Net sales	$1,286	$3,388	$28,074	$—	$32,748
Cost of sales	902	2,703	25,120	—	28,725

Gross profit	384	685	2,954	—	4,023
Operating expenses	3,612	2,369	2,938	2,352	11,271

Income (loss) from operations	(3,228)	(1,684)	16	(2,352)	(7,248)
Other income (expense)	(23)	—	5	29	11

Income (loss) before income tax provision	$(3,251)	$(1,684)	$21	$(2,323)	$(7,237)

Total assets as of December 31, 2005	$4,795	$8,874	$6,157	$5,820	$25,646

For the year ended December 31, 2004	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$1,278	$2,790	$17,008	$—	$21,076
Cost of sales	943	1,592	13,995	—	16,530

Gross profit	335	1,198	3,013	—	4,546
Operating expenses	2,834	1,685	3,302	1,842	9,663

Loss before income tax provision	(2,499)	(487)	(289)	(1,842)	(5,117)
Other income (expense)	(37)	—	(5)	146	104

Loss before income tax provision	$(2,536)	$(487)	$(294)	$(1,696)	$(5,013)

Total assets as of December 31, 2004	$3,957	$6,028	$8,895	$4,635	$23,515

11.    Stockholders’ equity

Preferred stock    Global ePoint is authorized to issue up to 559,996 shares of Preferred Stock without further stockholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.

On August 5, 2004, Global ePoint, Inc. completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by M.A.G. Capital, LLC, formerly known as Mercator Advisory Group, LLC, of Los Angeles, California. The gross proceeds from the transaction were $5.5 million. Related issuance costs of $.6 million resulted in net proceeds of $4.89 million. The preferred stock is initially convertible into common shares at $4.55 per share. In the event of any conversions of the preferred stock after the 120th day from the closing date, if the market price of the Company’s common stock is less than $4.76 per share, then the conversion price applicable to that particular conversion shall be adjusted to a price that shall equal eighty-five percent (85%) of the market price on such conversion date; provided, that, in no event shall the adjusted conversion price be less than $3.00 per share. The Series A preferred stock had a $5.5 million liquidation preference at issuance. As of September 30, 2005, the holders of the Series A preferred stock had

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

converted all of their preferred shares into common shares. The conversion of the Series A preferred stock resulted in a beneficial conversion of $2.1 million of which $492,000 and $590,000 was incurred in the first and third quarter of 2005, respectively, and the remaining $1 million was incurred in 2004. The beneficial conversion is treated as a non-cash preferred stock dividend. As of December 31, 2005 all of the Series A preferred stock has been converted into common stock.

On May 20, 2005, the Company completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by M.A.G. Capital, LLC. The gross proceeds from the transaction were $1.5 million. Related issuance costs of approximately $146,000 resulted in net proceeds of approximately $1.35 million. The preferred stock is convertible into common shares at $2.80 per share. The Company also sold to the investors warrants to pursuant to an aggregate of 267,857 common shares at an exercise price of $3.50 per share over a three year period. In accordance with applicable accounting guidelines, management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black-Scholes model to compute the fair value of the warrants assuming 85.6% volatility and 3.72% risk free rate which resulted in a $353,000 fair value for the 267,857 warrants issued. The warrants have an exercise price $3.50 per share. The remaining $1.1 million was allocated to the Series B preferred stock resulting in an effective conversion price for the embedded options contained within the Series B preferred stock of $2.06 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $305,000 beneficial conversion to the holders of the Series B preferred stock. The beneficial conversion is treated as a non-cash preferred stock dividend. As of December 31, 2005 all of the Series B preferred stock has been converted into common stock.

On June 8, 2005, the Company completed the private placement sale to ten institutional investors of units consisting of shares of Series C Convertible Preferred Stock and warrants to purchase shares of common stock for aggregate gross proceeds of $3.5 million. Related issuance costs of approximately $237,000 resulted in net proceeds of approximately $3.3 million. Pursuant to the Securities Purchase Agreement, the Company collectively issued to the investors 1,250,004 shares of Series C preferred stock at a price of $2.80 per share. The Series C preferred stock is convertible into shares of common stock at $2.80 per share. The Company also granted to the investors warrants to purchase 625,004 shares of common stock over a three year period at an exercise price of $3.50 per share. The $3.50 per share purchase price, the conversion ratio of the Series C preferred stock, and the exercise price of the warrants are not subject to adjustment, except for standard anti-dilution relating to stock splits, combinations and the like. In accordance with applicable accounting guidelines, management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black-Scholes model to compute the fair value of the warrants assuming 85.6% volatility and 3.60% risk free rate which resulted in an $869,000 fair value for the 687,504 warrants issued. The warrants have an exercise price $3.50 per share. The remaining $2.4 million was allocated to the Series C preferred stock resulting in an effective conversion price for the embedded options contained within the Series C preferred stock of $2.10 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $575,000 beneficial conversion to the holders of the Series C preferred stock. The beneficial conversion is treated as a non-cash preferred stock dividend.

Holders of the Series C preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The accrued dividend amounts to approximately $108 thousand as of December 31, 2005 and is included in other payables on the accompanying consolidated balance sheet. The Company must redeem the Series C preferred stock beginning in March 2006, at a rate of 1/30th of the outstanding shares per month. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series C preferred stock at any time at a

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series C preferred stock has been classified as equity as of December 31, 2005. Additionally, in accordance with SFAS No. 150, those preferred shares subject to mandatory redemption, beginning March 2006, will be reclassified as liabilities. The rights of the holders of the Series C preferred stock are senior to the rights of the holders of the Series B preferred stock, and junior to the rights of the holders of the Series A preferred stock. As of December 31, 2005 394,287 shares of the Series C preferred stock have been converted into common stock. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. The Company agreed to pay H.C. Wainwright placement agent fees consisting of $175,000 in cash, plus warrants to purchase up to 62,500 shares of our common stock over a three year period at an exercise price of $3.50 per share.

On November 7, 2005 the Company completed the sale of its Series D convertible preferred stock and warrants to purchase common stock to certain institutional investors for gross proceeds to the Company of $6 million. Related issuance costs of approximately $258,000 resulted in net proceeds of approximately $5.7 million. The shares of Series D Preferred Stock are convertible into shares of the Company’s common stock at the rate of $4.16 per share. The Company also issued warrants (“A warrants”) to purchase 721,157 shares of the Company’s common stock at $4.33 per share. Neither the $4.16 per share conversion price in the Series D Preferred Stock nor the exercise price of the warrants are subject to adjustment, except for standard anti-dilution relating stock splits, combinations and the like. Holders of the Series D Preferred Stock are entitled to receive dividends in the amount of six percent (6%) per year. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company is required to begin redeeming the Series D Preferred Stock in August 2006. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and will be equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series D preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, those preferred shares subject to mandatory redemption, beginning August 2006, will be reclassified as liabilities. The Company also granted the investors the right to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock (“B warrants”) at the purchase price of $5.25 per share along with warrants (“C warrants”) to purchase 721,157 shares of the Company’s common stock at $6.00 per share. The C warrants are only exercisable upon the exercise of the B warrants. The Company has the right to redeem the Series D Preferred Stock at a price equal to 105% of the purchase price of the shares of Series D Preferred Stock. Management used the Black-Scholes model to compute the fair value of the warrants assuming 94.5% volatility and 4.46% risk free rate which resulted in an $1.8 million fair value for the warrants and options issued. No value has been assigned to the C warrants given the contingent nature of such warrants. The remaining $3.9 million was allocated to the Series D preferred stock resulting in an effective conversion price for the embedded options contained within the Series D preferred stock of $2.85 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $692,000 beneficial conversion to the holders of the Series D preferred stock. The beneficial conversion is treated as a non-cash preferred stock dividend.

Holders of the Series D preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The accrued dividend amounts to approximately $57 thousand as of December 31, 2005 and is included in other payables on the accompanying balance sheet. The Company must redeem the Series D preferred stock beginning in August 2006, at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series D preferred stock at any time at a

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series D preferred stock has been classified as equity as of December 31, 2005. Additionally, in accordance with SFAS No. 150, those preferred shares subject to mandatory redemption, beginning August 2006, will be reclassified as liabilities. The rights of the holders of the Series D preferred stock are senior to the rights of the holders of the Series B preferred stock, and junior to the rights of the holders of the Series C preferred stock. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. The Company agreed to pay H.C. Wainwright placement agent fees consisting of $150,000 in cash, plus warrants to purchase up to 36,058 shares of our common stock over a three year period at an exercise price of $4.33 per share.

Common stock    Global ePoint is authorized to issue 50,000,000 share of $.03 par value common stock of which 15,326,877 shares are issued and outstanding as of December 31, 2005. On December 22, 2004, the Company completed a private placement sale of our common shares, investment rights and warrants initial gross proceeds of $2.5 million. Pursuant to the Securities Purchase Agreement, we issued to the investors 500,000 shares of our common stock at a price of $5.00 per share. The Company also granted to the investors warrants to purchase 125,000 common shares over a three year period at an exercise price of $ 6.91 per share. Management used the Black-Scholes model to compute the fair value of the warrants assuming 89.5% market sector volatility and 2.75% risk free rate which resulted in a $418,000 fair value for the 125,000 warrants issued. The investors also had the right to purchase an aggregate of 400,000 additional common shares (investment rights) at $5.00 per share which expired unexercised. Management used the Black-Scholes model to compute the fair value of the investment rights assuming 89.5% market sector volatility and 2.75% risk free rate which resulted in a $384,000 fair value for the 400,000 additional investment rights issued. Neither the $5.00 per share offering price nor the exercise price of the investment right or warrants are subject to adjustment, except in the case of the investment rights and warrants for standard anti-dilution relating to stock splits, combinations and the like.

Stock option plans    Global ePoint has two employee stock option plans whereby options to purchase 1,157,500 shares of Global ePoint’s Common Stock were allowed to be granted to certain executives and employees, and an option plan for directors under which options for 175,000 shares of Global ePoint’s Common Stock may be issued to directors of Global ePoint. Substantially all the options outstanding for these plans are held by directors and former executives of the Company. One stock option plan covering 157,500 of the options expired in 2003 and the remaining stock option plans expired in 2004.

The Company adopted an Employee Stock Incentive Plan in 2004. The Incentive Plan authorized options to purchase 2 million shares of Global ePoint’s common stock all of which have been issued in accordance with the plan. Substantially all of the options outstanding under this plan were issued to directors or employees of the Company. One million of the options issued in accordance with the plan expire in 2012 the remaining options expire in 2009. Additionally, the Company adopted a new Employee Stock Incentive Plan in 2005. The 2005 Incentive Plan authorized options to purchase 3 million shares of Global ePoint’s common stock none of which have been issued. The Company also adopted an Employee Purchase Plan in 2004. The Plan authorizes the purchase of 250,000 common shares. The purpose of the Employee Stock Purchase Plan is to provide eligible employees with an opportunity to acquire an ownership interest in the Company through the purchase of Common Stock of the Company on favorable terms through payroll deductions. As of December 31, 2005, no shares have been purchased through the Employee Purchase Plan.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding these option plans and grants as of December 31, 2005 and 2004, respectively, follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,725,000	$3.61	1,195,334	$2.86
Granted	364,000	3.69	1,673,000	4.55
Exercised	(630,000)	1.79	(26,666)	1.94
Forfeited	(70,000)	3.70	(116,668)	9.88

Ending balance	2,389,000	4.09	2,725,000	3.61

Exercisable at year end	1,718,750	$3.82	1,600,000	$2.89

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005:

	Options Outstanding			Options Outstanding
Range of Exercise Prices	Outstanding at 12/31/05	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price	Outstanding at 12/31/04	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price
$1.21 – 1.26	192,000	0.57	$1.25	422,000	1.57	$1.26
1.51 – 2.40	190,000	2.46	1.70	490,000	2.01	2.12
2.77 – 3.62	402,000	3.28	3.07	363,000	4.16	3.02
4.85 – 5.00	1,530,000	5.68	4.89	1,390,000	6.74	4.87
6.47 or greater	75,000	2.67	6.48	60,000	3.84	6.47

Total	2,389,000	4.52	$4.09	2,725,000	4.68	$3.61

Stock warrants    Global ePoint has granted warrants to purchase Common Stock to investors, consultants, lenders and creditors.

Information regarding these warrants for the years ended December 31, 2005 and 2004 follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	736,184	$4.43	290,434	$2.35
Issued	3,876,044	4.78	505,000	5.45
Exercised	(196,184)	1.68	(59,250)	(1.79)
Forfeited	(50,000)	5.53

Ending balance	4,366,044	$4.85	736,184	$4.43

For the two-year period ended December 31, 2005, the following warrants were issued and included in the above table:

Effective November 7, 2005, warrants to purchase 721,157 shares of Common Stock were issued as a result of the issuance of the Series D Preferred Stock. The warrants have an exercise price of $4.33 per share and are

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercisable over a three year period commencing on the date of issuance. The Company also granted warrants to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock at the purchase price of $5.25 per share along with warrants to purchase 721,157 shares of the Company’s common stock at $6.00 per share exercisable over a three year period commencing on the date of the purchase of the additional shares.

Effective June 8, 2005, warrants to purchase 625,004 shares of Common Stock were issued as a result of the issuance of the Series C Preferred Stock. The warrants have an exercise price of $3.50 per share and are exercisable over a three year period commencing on the date of issuance.

Effective May 20, 2005, warrants to purchase 267,857 shares of Common Stock were issued as a result of the issuance of the Series B Preferred Stock. The warrants have an exercise price of $3.50 per share and are exercisable over a three year period commencing on the date of issuance.

Effective December 22, 2004, warrants to purchase 150,000 shares of Common Stock were issued as a result of the Private Placement transaction whereby 500,000 investment units were purchased from the Company. The warrants have an exercise price of $6.91 per share and are exercisable over a three year period commencing on the date of issuance.

Effective December 15, 2004, warrants to purchase 15,000 shares of Common Stock were issued to the Company’s outside public relations firm. The warrants have an exercise price of $6.50 per share and are exercisable over a three year period commencing on the date of issuance.

Effective August 5, 2004, warrants to purchase 340,000 shares of Common Stock were issued as a result of the issuance of the Series A Preferred Stock. The warrants have an exercise price of $4.76 per share and are exercisable over a three year period commencing on the date of issuance.

Other stock options    Pursuant to the Merger agreement and as part of the consideration of the Merger, the Company issued options to purchase 1,511,015 shares of Common Stock to Auspex, LLC, an entity owned by the Company’s CEO, (the “Auspex Options”). The Merger agreement required that options be issued to Auspex pari passu to, and in a number equal to, the outstanding options and warrants of the Company (the “Determining Options”) at the time of stockholder approval of the Merger. The options granted pursuant to the Merger agreement may only be exercised when, and if, the Determining Options are exercised. Whenever a Determining Option expires or is otherwise cancelled, the similar number of Auspex Options are likewise cancelled.

Information regarding the Auspex Options follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning Balance	1,221,100	$1.71	1,384,102	$2.39
Exercised	(559,100)	2.09	(36,334)	(1.35)
Expired	—	—	(126,668)	(9.25)

Ending balance	662,000	$1.40	1,221,100	$1.71

Pursuant to the Private Placement sale of 500,000 investment units on December 22, 2004 the Company issued Additional Investment Rights to purchase 400,000 shares of Common Stock. The additional investment rights had an exercise price of $5.00 per share and were exercisable for ninety trading days from February 14, 2005. These rights expired unexercised.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the fixed-price warrants, and other stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding at 12/31/05	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price	Exercisable at 12/31/05	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price
1.21 – 1.91	1,044,000	1.32	$1.43	682,000	1.19	$1.39
2.80 – 3.20	340,000	3.44	2.99	301,000	3.34	2.98
3.50 – 3.62	1,017,361	2.41	3.50	1,017,361	2.41	3.50
4.33 – 4.88	2,472,215	4.30	4.69	1,840,965	3.73	4.63
5.00 – 5.25	1,597,311	0.75	5.23	1,597,311	0.75	5.23
6.00 – 6.91	946,157	3.32	6.18	225,000	2.21	6.77

	7,417,044	2.69	$4.30	5,663,637	2.26	$4.20

12.    Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 1%. The initial interest rate is 6.5% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2006. As of December 31, 2005, a total of $1,000,000 has been advanced to Best Logic pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer. The loan agreement contains certain financial covenants for which Best Logic is in compliance.

13.    Commitments and Contingencies

Lease commitments:

Global ePoint leases certain facilities under month-to-month arrangements and one facility under an operating lease expiring in April 2013. Rent expense for all facilities totaled $812,000 and $734,000 for the years ended December 31, 2005 and 2004, respectively. The Company subleases one of its facilities under an operating lease expiring in April 2013. Rental income totaled $286,000 and $276,000 in 2005 and 2004, respectively. Future minimum rentals under non-cancelable operating leases, as of December 31, 2005, are as follows (in thousands):

Year Ending December 31,	Lease Expense	Sublease Income
2006	$853	$296
2007	584	306
2008	292	317
2009	307	328
2010	319	340
Thereafter	787	838

Total	$3,142	$2,425

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other commitments and contingencies:

In February 2004, the Company entered into a product development and marketing agreement with a company providing next-generation remote video and control products, solutions and services. The strategic relationship provides Global ePoint with the right to manufacture and market products of the company in consideration for a $250,000 investment in common stock of the company. The initial investment of $100,000 in common stock was to be used for general working capital the remaining $150,000 shall be used by Global ePoint to build hardware products for the company of which $59,000 has been invested as of December 31, 2005. Additional shares of the company will be issued as benchmark costs are reached in the development of the hardware products. The initial investment of $100,000 is included in the other assets caption of the accompanying consolidated balance sheet.

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

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2005, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

During 2003, the Company entered into a Letter of Understanding with a company for an exclusive manufacturing and non-exclusive sales and marketing arrangement. The chairman and chief executive officer of this company was a member of the Company’s board of directors in 2005. The Company has made a $300,000 investment in such company, which is included in the other assets caption of the accompanying consolidated balance sheet.

14.    Subsequent Events

On March 29, 2006 the Company entered into an agreement to acquire the assets, including intellectual property and customer base, of Tops Digital Security (Tops), a privately held total solutions provider of large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The Company will issue up to 625,000 shares of its restricted common stock, valued at $4 per share, with Tops having the potential to earn additional share payments, up to a maximum of 375,000 shares of restricted common stock, based upon its earnings and the value of Global ePoint’s common stock.

EXHIBIT INDEX

Item No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated as of April 5, 2004, by and among Global ePoint and Next Venture, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 5, 2004.

2.2	Bill of Sale, dated April 26, 2004, by and among Global ePoint, Inc. and Insolvency Services Group, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.3	Asset Agreement, dated April 24, 2004, by and among Global ePoint and Greenick, Inc., effective April 15, 2004	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.4	Addendum to Asset Agreement, dated as of April 21, 2004, by and among Global ePoint and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.5	Second Addendum to Asset Agreement, dated as of May 10, 2004, between Global ePoint and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.6	Agreement dated April 21, 2004, by and among Global ePoint, Inc. and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

3(i).1	Amended and Restated Articles of Incorporation dated March 1, 1993	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993

3(i).2	Certificate of Amendment to Articles of Incorporation dated August 6, 1996	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996

3(i).3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000

3(i).4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 28, 2003	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

3(i).5	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock of Global ePoint, Inc.	Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 11, 2004

3(i).6	Certificate of Designations of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

3(i).7	Amendment to Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

3(i).8	Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

3(i).9	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

Item No.	Description	Method of Filing
3(i).10	Certificate of Designation of Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

3(i).11	Amendment to Certificate of Designation of Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 3, 2006

3.2.1	Restated By-Laws dated March 1, 1993	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993

3.2.2	Restated By-Laws Amendment thereto dated May 27, 1993	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993

4.1*	Global ePoint, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Appendix C to Registrant’s Definitive Proxy Statement filed on December 10, 2004

4.2*	Global ePoint, Inc. 2004 Employee Stock Purchase Plan	Incorporated by reference to Appendix D to Registrant’s Definitive Proxy Statement filed on December 10, 2004

4.3*	Global ePoint, Inc. 2005 Stock Incentive Plan	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on December 15, 2005

10.1	Form of Indemnification Agreement between Registrant and its officers and directors	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993

10.2	Subscription Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.3	Registration Rights Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.4	[Form of] Warrant to Purchase Common Stock granted to Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.5	Securities Purchase Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.6	Form of Additional Investment Right	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.7	Form of Warrant	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

Item No.	Description	Method of Filing
10.8	Lease dated January 1,2004 between Avatar Technology, Inc. and Best Logic, LLC	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

10.9	Lease dated January 1, 2004 between Avator Technology, Inc. and McDigit, Inc.	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

10.10	Lease dated May 28, 2004 between Max Properties, LLC and Global Airworks, Inc.	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

10.11	Subscription Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.12	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.13	Warrant to Purchase Common Stock granted to and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.14	Promissory Note executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.15	Business Loan Agreement executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.16	Commercial Security Agreement executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.17	Commercial Guaanty executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.18	Securities Purchase Agreement by and among Global ePoint, Inc. and Purchasers of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

10.19	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

10.20	Form of Warrant granted to Purchasers of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

10.21	Secured Promissory Note	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 14, 2004

10.22	Security Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 14, 2004

10.23	Subordination Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 14, 2004

10.24	Securities Purchase Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed on October 12, 2005

Item No.	Description	Method of Filing
10.25	Subscription Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB/A filed on October 12, 2005

10.26	Securities Purchase Agreement by and among Global ePoint, Inc. and Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.27	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.28	Form of Warrant A granted to Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.29	Form of Warrant B granted to Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.30	Form of Warrant C granted to Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

21	Subsidiaries	Filed herewith

23.1	Consent of Haskell & White LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.