Form 10QSB
period 2006-03-31
GLOBAL EPOINT INC
filed 2006-05-22
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(909) 869-1688

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 8, 2006, there were 15,444,039 shares of Common Stock ($.03 par value) outstanding.

Traditional Small Business Disclosure Format. Yes  ☒    No  ☐

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2006

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF MARCH 31, 2006

(Thousands of dollars, except per share amounts)
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$6,144
Accounts receivable - related parties	5,065
Inventories	5,695
Other current assets	1,049

Total current assets	17,953

Property, plant and equipment, net	698
Card dispensing equipment and related parts	885
Goodwill	6,328
Other intangibles	2,092
Deposits and other assets	1,314

Total other assets	11,317

Total assets	$29,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,664
Accounts payable - related parties	5,778
Accrued expenses	840
Customer deposits	65
Due to related parties	848
Due to stockholder	1,256
Loan payable	965

Total current liabilities	15,416

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 aggregate shares authorized
Series C Preferred stock 1,250,004 shares issued, 791,195 shares outstanding aggregate liquidation preference $3,500,000	1,551
Series D Preferred stock 120,000 shares issued, 120,000 shares outstanding aggregate liquidation preference $6,000,000	3,960
Common stock, $.03 par value, 50,000,000 shares authorized and 15,359,830 shares issued and outstanding	461
Paid-in capital	21,728
Accumulated deficit	(13,846)

Total stockholders’ equity	13,854

Total liabilities and stockholders’ equity	$29,270

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	For the three months ended
(Thousands of dollars, except per share amounts)	March 31, 2006	March 31, 2005
Net sales	$7,319	$5,476
Cost of sales	6,517	4,312

Gross profit	802	1,164

Operating expenses:
Selling and marketing	657	874
General and administrative	1,807	1,566
Research and development	296	278
Depreciation and amortization	108	97

Total operating expenses	2,868	2,815

Loss from operations	(2,066)	(1,651)
Other income (expense)	(10)	(8)

Net loss	(2,076)	(1,659)
Preferred stock dividend	(136)	(492)

Net loss applicable to common stockholders	$(2,212)	$(2,151)

Loss per share - basic	$(0.14)	$(0.17)

Loss per share - fully diluted	$(0.14)	$(0.17)

Weighted average shares and share equivalents	15,358	12,234

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005

(Thousands of dollars)	2006	2005
CASH FLOWS (USED)/PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(2,076)	$(1,659)
Adjustments to reconcile net loss to net cash flows (used)/provided by operating activities:
Depreciation and amortization	108	97
Provision for bad debt	19	25
Stock based compensation	22	—
Increase/(decrease) from changes in:
Accounts receivable	(1,351)	171
Accounts receivable - related parties	(2,498)	3,240
Inventory	(625)	226
Other current assets	(103)	(153)
Bank overdraft	—	259
Accounts payable	2,267	(25)
Accounts payable - related parties	3,403	(235)
Accrued expenses	28	(78)
Customer deposits	(2)	(24)

Net cash (used)/provided by operating activities	(808)	1,844

CASH FLOWS PROVIDED/(USED) BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(14)	(55)
Goodwill and other intangibles	(378)	(23)
Decrease in /(additions to) other assets	448	(24)

Net cash provided by/(used in) investing activities	56	(102)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	(42)	415
Net borrowings from related parties	(5)	(3,111)
Advances from stockholder	19	—
Proceeds from exercise of stock options	—	17

Net cash provided by financing activities	(28)	(2,679)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(780)	(937)
CASH AND CASH EQUIVALENTS, beginning of period	780	937

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$—	$492

Increase in preferred stock dividend payable	$136	$—

Preferred stock reclassified to short term debt	$62	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
(Thousands of dollars and shares)	Shares	Amount	Shares	Amount
Balances- December 31, 2005	976	$5,638	15,327	$460	$21,778	$(11,770)	$16,106
Common stock and option based compensation	—	—	—	—	22	—	22
Preferred stock conversion	(33)	(65)	32	1	64	—	—
Preferred stock reclassified to short term debt	(32)	(62)	—	—	—	—	(62)
Net loss from operations	—	—	—	—	—	(2,076)	(2,076)
Preferred stock dividend	—	—	—	—	(136)	—	(136)

Balances- March 31, 2006	911	$5,511	15,359	$461	$21,728	$(13,846)	$13,854

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2006

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2. Summary of significant accounting policies

Nature of business Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is headquartered in the City of Industry, California. The primary areas of our business are operated from three divisions: our contract manufacturing division, aviation division and our digital technology division. Our contract manufacturing division manufactures customized computing systems for industrial, business and consumer markets, and has the capability to produce other specialized, custom-manufactured electronic products and systems. Our aviation division provides digital technology and other electrical applications to the airline industry. Our digital technology division designs and markets digital video technology primarily for surveillance systems.

Principles of consolidation The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, McDigit, Inc., which was incorporated under the laws of the state of California in November 2002, Best Logic LLC (“Best Logic”), which was organized in California in November 2000, Global AirWorks, Inc., which was incorporated under the laws of the state of California in May 2003, and Global Telephony, Inc., which was incorporated under the laws of Nevada in 2001, and are collectively referred to as the “Company” in these condensed consolidated financial statements. Some of the related parties discussed in Note 7 may be considered variable interest entities in accordance with FIN 46R “Consolidation of Variable Interest Entities”, however, the Company is not the primary beneficiary of such entities. Therefore, the related party entities are not included in the consolidated group. All significant inter-company balances and transactions have been eliminated.

Accounting for stock options In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period).

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under the modified-prospective transition method prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation”. The Company recorded expenses for stock based compensation of $22 thousand for the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company elected to follow Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost for stock options is reflected in net income prior to 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the quarter ended March 31, 2005:

(In thousands)
As reported, net loss applicable to common stockholders	$(2,151)
Stock-based employee compensation expense included in reported net income, net of related tax benefit	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(247)

Pro forma net loss	$(2,398)

basic earnings per share:
Reported	$(0.17)
Pro forma	(0.19)
diluted earnings per share:
Reported	$(0.17)
Pro forma	(0.19)

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share. The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. Accordingly shares underlying options, warrants, and preferred stock conversions, aggregating approximately 9.8 million shares, have not been included as they are anti-dilutive.

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended March 31, 2006:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(2,212)	15,358	$(0.14)
For the three months ended March 31, 2005:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(2,151)	12,234	$(0.17)

3. Inventories

Inventories consisted of the following as of March 31, 2006 (in thousands):

Computer component parts	$1,974
Video and data recording component parts	2,103
Cockpit door surveillance system and wire harness component parts	1,618

Total	$5,695

4. Property and equipment

Property and equipment consisted of the following as of March 31, 2006 (in thousands):

Furniture and equipment	$433
Computer equipment and software	305
Building improvements	410
Tooling and demo units	34
Vehicles	30

Totals	1,212
Less accumulated depreciation	(514)

Property and equipment, net	$698

5. Goodwill and Intangible Assets

The Company has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At March 31, 2006 the net amount of $8.4 million of goodwill and intangible assets represented 27.8% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $6.3 million of goodwill; $3.2 million resulted from the reverse acquisition involving McDigit, Inc., Best Logic LLC, and the Company (“the Merger”), $2.8 million from the asset acquisition of Airworks, in April 2004, and $300,000 from the asset purchase of Perpetual, in April 2004. The goodwill arising from the Merger and the foregoing acquisitions was subject to the annual impairment test in 2005. Application of the discounted cash flow methodology to management assumptions did not identify any impairment to the goodwill. No impairment to goodwill was identified; therefore, no loss was charged to operations. The Company continually monitors its operations for any potential indicators of impairment of goodwill and intangible assets and has determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

6. Business concentrations

Sales and purchases For the three months ended March 31, 2006 and 2005, two and three customers accounted for 61% and 67% of the Company’s sales, respectively, and 58% of the accounts receivable as of March 31, 2006. For the three months ended March 31, 2006 and 2005, four and three vendors, respectively, accounted for 67% and 33% of the Company’s purchases, respectively, and 67% of the accounts payable as of March 31, 2006. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer, President and principal stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $108,000 and $107,000 for the three months ended March 31, 2006 and 2005, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,000 for the three months ended March 31, 2006 and 2005.

Loans Payable In June 2004, the Company borrowed $1,000,000 from Mr. John Pan, the Company’s Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 7.75% as of March 31, 2006. The Company is required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2006. Additionally, Mr. Pan, has other loans totaling $145,000 to the Company. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes, the terms of which will be subject to Board approval.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and principal stockholder, Mr. John Pan (“Related Parties”). There can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are through our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and therefore, can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of March 31, 2006 were as follows:

(Thousands of dollars)	As of March 31, 2006
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$4,349
(C) (100% owned by CFO/Chairman)	35
(D) (95% owned by CFO/Chairman)	681

Total	$5,065

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$2,811
(C) (100% owned by CFO/Chairman)	1
(D) (95% owned by CFO/Chairman)	3,814

Total	$6,626

	For the three months ended March 31,
(Thousands of dollars)	2006	2005
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$2,166	$491
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	979	448

Total	$3,145	$939

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$3,090	$1,054
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	—	12

Total	$3,090	$1,066

8. Pending and Completed Acquisitions

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

Upon the execution of the letter of intent, the Company paid Astrophysics a non-refundable deposit of $500,000 and loaned Astrophysics $500,000. The loan to Astrophysics has matured and in February 2006 the principal balance was returned to the Company. The non-refundable deposit is included in other assets of the accompanying consolidated balance sheet. Additionally, the letter of intent states that prior to entering into a definitive agreement, the Company shall obtain an opinion from a independent valuation firm that the Astrophysics acquisition, including the $25 million equity financing, is fair from a financial point of view to the stockholders of Global ePoint. The letter of intent also states that the consummation of any acquisition of Astrophysics will require the approval of the Company’s stockholders. Notwithstanding the exclusivity agreement, neither the Company nor Astrophysics is obligated to continue any discussions or negotiations regarding a possible transaction or to pursue or enter into any transaction or relationship of any nature with the other party. The parties have been engaged in negotiations regarding the terms of the definitive agreement for the acquisition. However, the parties have reached an impasse and it is currently uncertain whether the parties will be able to reach a definitive agreement. The Company is continuing its discussions with Astrophysics in the hope of resolving the impasse. However, there can be no assurance the parties will reach a definitive agreement concerning the Company’s acquisition of Astrophysics.

On March 29, 2006, the Company entered into an agreement to acquire substantially all of the assets, including intellectual property and customer base, of Tops Digital Security, Inc. (“Tops”), a privately held total solutions provider of large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. As consideration for the transaction, the Company will issue up to 625,000 shares of its restricted common stock, valued at $4 per share, with Tops having the potential to earn up to 375,000 additional shares of restricted common stock through an earn-out structure, based upon its earnings and the value of Global ePoint’s common stock. We are currently working on finalizing the details of the Tops acquisition, and expect that the transaction will close by the end of the second quarter of 2006.

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

For the three months ended March 31, 2006

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$205	$1,701	$5,413	$—	$7,319
Cost of sales	182	1,516	4,819	—	6,517

Gross profit	23	185	594	—	802
Operating expenses	806	718	662	682	2,868

Income (loss) from operations	(783)	(533)	(68)	(682)	(2,066)
Other income (expense)	(15)	—	—	5	(10)

Income/(loss) from operations	$(798)	$(533)	$(68)	$(677)	$(2,076)

Total assets as of March 31, 2006	$4,102	$10,435	$9,398	$5,335	$29,270

For the three months ended March 31, 2005

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$370	$442	$4,664	$—	$5,476
Cost of sales	243	308	3,761	—	4,312

Gross profit	127	134	903	—	1,164
Operating expenses	918	555	763	579	2,815

Income (loss) from operations	(791)	(421)	140	(579)	(1,651)
Other income (expense)	(8)	—	—	—	(8)

Income/(loss) from operations	$(799)	$(421)	$140	$(579)	$(1,659)

Total assets as of March 31, 2005	$3,778	$5,073	$7,785	$4,620	$21,256

10. Preferred Stock and Common Stock Warrants

Series C Preferred Stock

On June 8, 2005, the Company completed the private placement sale to ten institutional investors of units consisting of shares of Series C Convertible Preferred Stock and warrants to purchase shares of common stock for aggregate gross proceeds of $3.5 million. Related issuance costs of approximately $237,000 resulted in net proceeds of approximately $3.3 million. Pursuant to the Securities Purchase Agreement, the Company collectively issued to the investors 1,250,004 shares of Series C preferred stock at a price of $2.80 per share. The Series C preferred stock is convertible into shares of common stock at $2.80 per share. The Company also granted to the investors warrants to purchase 625,004 shares of common stock over a three year period at an exercise price of $3.50 per share. The $3.50 per share purchase price, the conversion ratio of the Series C preferred stock, and the exercise price of the warrants are not subject to adjustment, except for standard anti-dilution relating to stock splits, combinations and the like. In accordance with applicable accounting guidelines, management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black-Scholes model to compute the fair value of the warrants assuming 85.6% volatility and 3.60% risk free rate which resulted in an $869,000 fair value for the 687,504 warrants issued. The warrants have an exercise price $3.50 per share. The remaining $2.4 million was allocated to the Series C preferred stock resulting in an effective conversion price for the embedded options contained within the Series C preferred stock of $2.10 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $575,000 beneficial conversion to the holders of the Series C preferred stock. The beneficial conversion was treated as a non-cash preferred stock dividend.

Holders of the Series C preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The accrued dividend amounts to approximately $157 thousand as of March 31, 2006 and is included in other payables on the accompanying consolidated balance sheet. The Company must redeem the Series C preferred stock beginning in March 2006, at a rate of 1/30th of the outstanding shares per month. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series C preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series C preferred stock not subject to mandatory redemption has been classified as equity as of March 31, 2006. Additionally, in accordance with SFAS No. 150, $62 thousand of preferred shares subject to mandatory redemption were reclassified as liabilities and are included in other payables on the accompanying consolidated balance sheet. As of March 31, 2006, 458,809 shares of the Series C preferred stock have been converted into common stock. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. The Company agreed to pay H.C. Wainwright placement agent fees consisting of $175,000 in cash, plus warrants to purchase up to 62,500 shares of its common stock over a three year period at an exercise price of $3.50 per share.

Series D Preferred Stock

On November 7, 2005 the Company completed the sale of its Series D convertible preferred stock and warrants to purchase common stock to five institutional investors for gross proceeds to the Company of $6 million. Related issuance costs of approximately $258,000 resulted in net proceeds of approximately $5.7 million. The shares of Series D Preferred Stock are convertible into shares of the Company’s common stock at the rate of $4.16 per share. The Company also issued warrants (“A warrants”) to purchase 721,157 shares of the Company’s common stock at $4.33 per share. Neither the $4.16 per share conversion price in the Series D Preferred Stock nor the exercise price of the warrants are subject to adjustment, except for standard anti-dilution relating stock splits, combinations and the like. Holders of the Series D Preferred Stock are entitled to receive dividends in the amount of six percent (6%) per year. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company is required to begin redeeming the Series D Preferred Stock in August 2006. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and will be equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series D preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, those preferred shares subject to mandatory redemption, beginning August 2006, will be reclassified as liabilities. The Company also granted the investors the right to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock (“B warrants”) at the purchase price of $5.25 per share along with warrants (“C warrants”) to purchase 721,157 shares of the Company’s common stock at $6.00 per share. The C warrants are only exercisable upon the exercise of the B warrants. The B and C warrants have expired unexercised (see Subsequent Events). The Company has the right to redeem the Series D Preferred Stock at a price equal to 105% of the purchase price of the shares of Series D Preferred Stock. Management used the Black-Scholes model to compute the fair value of the warrants assuming 94.5% volatility and 4.46% risk free rate which resulted in an $1.8 million fair value for the warrants and options issued. No value has been assigned to the C warrants given the contingent nature of such warrants. The remaining $3.9 million was allocated to the Series D preferred stock resulting in an effective conversion price for the embedded options contained within the Series D preferred stock of $2.85 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $692,000 beneficial conversion to the holders of the Series D preferred stock. The beneficial conversion was treated as a non-cash preferred stock dividend.

Holders of the Series D preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The accrued dividend amounts to approximately $144 thousand as of March 31, 2006 and is included in other payables on the accompanying balance sheet. The Company must redeem the Series D preferred stock beginning in August 2006, at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series D preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. The rights of the holders of the Series D preferred stock are junior to the rights of the holders of the Series C preferred stock. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. The Company agreed to pay H.C. Wainwright placement agent fees consisting of $150,000 in cash, plus warrants to purchase up to 36,058 shares of our common stock over a three year period at an exercise price of $4.33 per share.

11. Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 1%. The initial interest rate is 6.5% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on June 30, 2006. As of March 31, 2006, a total of $965,000 is outstanding to Best Logic pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer. The Company was not in compliance with a financial ratio covenant as of March 31, 2006, the Company’s lender agreed to waive the default and not demand immediate payment of the outstanding principal.

12. Subsequent Events

In April 2006, the Company received notice from one of the Series C preferred stockholders to convert 103,572 preferred shares into common stock. Based on the conversion formula as described in the Certificate of Designations of Preferences and Rights of Series C Convertible Preferred Stock, the Series C preferred stock has been converted into 103,572 of the Company’s common shares.

The common shares underlying the B and C warrants discussed in Note 10 relating to the Series D Preferred Stock were registered on December 2, 2005. The 90 business days discussed in Note 10 lapsed on April 17, 2006 and the B and C warrants have, therefore, expired unexercised.

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

RESULTS OF OPERATIONS—COMBINED

The following is a schedule showing the combined operations for our digital technology, aviation and contract manufacturing divisions, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses.

For the three months ended March 31, 2006

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$205	$1,701	$5,413	$—	$7,319
Cost of sales	182	1,516	4,819	—	6,517

Gross profit	23	185	594	—	802
Operating expenses	806	718	662	682	2,868

Income (loss) from operations	(783)	(533)	(68)	(682)	(2,066)
Other income (expense)	(15)	—	—	5	(10)

Income/(loss) from operations	$(798)	$(533)	$(68)	$(677)	$(2,076)

Total assets as of March 31, 2006	$4,102	$10,435	$9,398	$5,335	$29,270

For the three months ended March 31, 2005

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$370	$442	$4,664	$—	$5,476
Cost of sales	243	308	3,761	—	4,312

Gross profit	127	134	903	—	1,164
Operating expenses	918	555	763	579	2,815

Income (loss) from operations	(791)	(421)	140	(579)	(1,651)
Other income (expense)	(8)	—	—	—	(8)

Income/(loss) from operations	$(799)	$(421)	$140	$(579)	$(1,659)

Total assets as of March 31, 2005	$3,778	$5,073	$7,785	$4,620	$21,256

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Three Months Ended March 31, 2006 Compared to March 31, 2005

The focus of our digital technology division is on the development of digital products and technologies for law enforcement, commercial and industrial security applications.

Our mobile digital products are currently targeting law enforcement, commercial/industrial and military applications. Digital technology offers considerable advantages over the analog tape technology currently in use by some police departments, and we believe our products offer major advantages over competing digital systems. For example, our wireless technology automatically uploads recordings into the police department’s central computer when the officer returns the patrol car to the station. This feature avoids having the officer handle recording disks or devices, thereby preserving the integrity of valuable trial evidence. Our products have been adopted by several local police departments and are currently being evaluated by a number of other law enforcement customers, including a pilot program involving six patrol cars operated by the Chicago Police Department, but have not generated significant revenues to date. We believe the same advantages of digital technology, and our products in particular, are relevant in other mobile applications, including but not limited to fire trucks, ambulances, mass transit, on-highway shipping and package delivery. We believe that the potential for terrorist attacks on subway systems and other forms of public transportation will result in government mandates for the installation of surveillance systems, although such mandates have not yet materialized and these markets have not yet developed.

We are also developing additional stationary applications for our digital surveillance technology within the retail and commercial/industrial sectors, and in other markets. We believe that demand in many of these markets will be driven by government mandates to install surveillance systems for anti-terrorism or law enforcement measures, or as a result of cost savings available to business owners arising out of theft or loss reduction, lower insurance premiums, or other savings. We believe that new markets will be available for our digital surveillance products in support of homeland security initiatives. Such new markets may include oil refineries, chemical plants, nuclear power plants, electric power transmission lines, oil, gas, chemical and water pipelines, and other critical facilities. We are also developing products for retail establishments, manufacturing facilities, commercial locations, and small businesses. We believe the commercial and industrial sector to be a multi-billion dollar annual market that may provide us with an excellent growth opportunity.

Our digital technology division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications to target these high growth, high margin markets. Our recent pending acquisition of Tops Digital Security, Inc. (“Tops”) is an example of our continued investment to expand our product offerings. Tops is a solutions provider for large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The developmental nature of this division requires that we make investments in new products, staff our sales team and infrastructure, establish our distribution channels, build relationships with customers and potential customers, market our products, and make other investments. In addition, we may incur costs in connection with integrating the Tops assets and business into our existing infrastructure. Because we continued to make such investments, our financial results continue to show losses and may continue to do so in the future.

Revenues for the digital technology division for the three months ended March 31, 2006 totaled $205,000, which compared to $370,000 for the three months ended March 31, 2005. Gross margins for the three months ended March 2006 were 11% compared to 34% for the three months ended March 2005.

Operating expenses declined $112,000 to $806,000 for the three months ended March 31, 2006 from $918,000 for the three months ended March 31, 2005. Sales personnel and related expenses decreased $76,000 for the three months ended March 31, 2006 to $318,000 from $394,000 for the same period of the prior year. Additionally, in the quarter ended March 31, 2006, administrative personnel and related expenses decreased $30,000 and other administrative expenses decreased $20,000 from the quarter ended March 2005. These declines were offset by an $18,000 increase in research and development costs to $296,000 for the three months ended March 31, 2006 from approximately $277,000 for the same period of 2005. The increase in research and development is due to additional personnel and related costs of $62,000 offset by $44,000 reduction of costs related to product development. Our investment in research and development has resulted in the launch of the first phase of our new digital video recorder product line, a four channel mobile digital video recorder which we are marketing through several channels.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $798,000 for the quarter ended March 31, 2006 compared to a loss from operations of $799,000 for the quarter ended March 31, 2005.

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Three Months Ended March 31, 2006 Compared to March 31, 2005

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

We are positioned to take advantage of the market opportunities that will be presented by the expected release of mandates from both the Federal Aviation Administration (FAA) and the European aviation regulatory authorities, including the European Aviation Safety Agency (EASA) and the Joint Aviation Authority (JAA). The FAA has issued a Notice of Proposed Rule Making (NPRM) which, if enacted, would mandate CDSS systems for all commercial passenger aircraft operating in the United States of America. The comment period on this NPRM closed on November 21, 2005, and we believe a final rule could be adopted in 2006. The FAA estimates that the market for CDSS systems is $185 million in the United States and we believe the international market to be larger than that for the United States. The FAA identified Global ePoint as one of only five vendors with products currently certified by the FAA. We believe that our product has several key advantages over competing systems, including that it is the only system to have its display screen in front of the pilot, and we have a rapid installation schedule designed to avoid revenue loss for the airline. We have captured majority market shares in Germany and England, and believe that we are well positioned to capture a significant share of the United States market when and if the opportunity becomes available.

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

We have developed and are marketing digital technology solutions such as our Electronic Flight Bag (EFB) and In Flight Entertainment (IFE) systems. Generally, these systems provide increased aircraft operating efficiency and significant weight savings by replacing old, heavier technology. Since one of the major costs for the airlines is fuel costs, these new solutions provide a return on investment to the airlines as significant weight reduction leads to substantial savings by decreasing the fuel burn of the aircraft. Our EFB product provides electronic weather mapping, finds favorable wind patterns, and optimizes the trim of the aircraft to make weight and balance adjustments, all of which contribute to fuel savings. Our system automates flight information and is easier for pilots to use than paper records and supplemental calculations. In addition to these advantages, our EFB eliminates over 70 pounds of charts and records carried on board, representing a considerable annual fuel savings for a typical jetliner. In addition to commercial passenger and cargo air transport, we believe the EFB is also attractive in private aviation applications, where pilots generally have less automation available to them and where the ease and speed of accessing electronic records may offer safety advantages.

We believe that our IFE product is attractive to airlines due to the elimination of hundreds of pounds of weight in replacing old cathode ray tube monitors with modern flat panel display systems. We believe the payback to the airline in fuel savings alone for the installation of our IFE and EFB systems is less than one year. With the significant rise in fuel costs for airlines, we believe the cost savings offered by these products will provide an important marketing advantage for these products going forward.

We have expanded our aircraft modification and maintenance services for interior cabin refurbishment and exterior painting. Although these services have a lower profit margin relative to our other product lines, we believe these maintenance services can provide Global ePoint with an attractive value added sales opportunity for surveillance and/or EFB and IFE products to the customer for installation while maintenance work is being performed.

We received purchase orders for $12.2 million from a major Latin American airline for aircraft modification, maintenance and retrofit services in 2005. Our backlog, as of March 31, 2006, was $9.6 million. Substantially all of this backlog relates to the modification and retrofit services for the Latin American airline. A substantial amount of our backlog relates to IFE equipment which requires FAA certification prior to shipment. We have experienced certification delays from the FAA due to their budgetary constraints and lack of manpower. This delay in FAA review has caused a delay in our expected equipment shipments for the project. We are working with the FAA to complete the necessary certifications and we expect to finish the project in 2006.

Revenues for the three months ended March 31, 2006 totaled $1.7 million compared to $.4 million for the three month period ended March 31, 2005. The increase in sales is the result of an increase in aircraft maintenance services of $.8 million and an increase of $.4 million in sales of modification equipment. Cost of goods sold was $1.5 million for the three months ended March 31, 2006 compared to $.3 million for the three months ended March 31, 2005. Gross margins for the quarter ended March 31, 2006 were 11% compared to 30% for the quarter ended March 31, 2005. The decline in margins was due to the increase in lower margin maintenance services. Maintenance services are a new business line begun in the fourth quarter of 2005. We believe our gross margins for maintenance services will improve as we expect the inefficiencies and costs relating to starting a new business line will decline as we move forward. Additionally, we believe our overall gross margins will improve as our mix of business moves to higher margin equipment deliveries which have a higher margin.

Operating expenses totaled $718,000 for the three months ended March 31, 2006 compared to $555,000 for the three months ended March 31, 2005. The increase is due additional costs associated with the new maintenance facility which was established in the fourth quarter of 2005, including $34,000 in insurance expenses and $136,000 for permanent and temporary labor and labor related costs to support the new operations.

As a result of the foregoing, the aviation division incurred a loss from operations of $533,000 for the quarter ended March 31, 2006 compared to a loss from operations of $421,000 for the quarter ended March 31, 2005.

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

For the Three Months Ended March 31, 2006 Compared to March 31, 2005

Our contract manufacturing division manufactures digital video recorders and customized computing systems for the industrial, business and consumer markets, with the capability of specialized, custom-manufacture of other electronic products and systems. In addition to custom manufacturing, the division also sources and distributes electronic components and parts. The high volume we produce in the contract manufacturing division allows us to obtain discounts on our raw materials, which enables us to lower the manufacturing costs of our other divisions. In addition, since we control the manufacturing process for many of our branded products, we can offer greater speed and flexibility to our customers than otherwise would be the case.

Net sales for the three months ended March 31, 2006 increased to $5.4 million from $4.6 million in the three months ended March 31, 2005. The increase in net sales was primarily due to the increase in sales of consumer computer products to $3.1 million in the quarter ended March 31, 2006 from $1.1 million in the quarter ended March 31, 2005. Sales of industrial computer products decreased to $1.9 million in the three months ended March 31, 2006 compared to $3.1 million in the three months ended March 31, 2005 due to a decline in orders from one of our major customers. Cost of sales was $4.8 million for the three months ended March 31, 2006, or 89.0%, of sales compared to $3.8 million, or 80.6%, of sales for the corresponding quarter ended March 31, 2005. The increase in the cost of sales as a percentage of net sales was due to the increase in sales of lower margin consumer computer products. As a result, gross margins for the quarter ended March 2006 were 11% compared to 19.4% for the quarter ended March 2005.

Operating expenses for the three months ended March 31, 2006 were $662,000, or 12.2% of sales, compared to $763,000, or 16.4% of sales, for the three months ended March 31, 2005. The decline in operating expenses is due to a $69,000 decrease in commission expenses as a result of lower sales of industrial computer products in the three months ended March 31, 2006 over 2005. Other sales related expenses including personnel, advertising, travel and entertainment declined $30,000 in the quarter ended March 31, 2006 from the quarter ended March 31, 2005.

The net result was a loss from operations for the contract manufacturing division was $68,000 for the three months ended March 31, 2006 compared to income from operations of $140,000 for the three months ended March 31, 2005.

RESULTS OF OPERATIONS—CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre- merged public entity , as well as general overall corporate expenses. During the three months ended March 31, 2006, corporate general and administrative costs totaled $682,000 compared to $579,000 for the three months ended March 31, 2005. The increase is due to an increase in professional fees and expenses associated with being a public company which were $290,000 for the three months ended March 31, 2006 compared to $287,000 for the three months ended March 31, 2005. Additionally, executive compensation increased $12,000 and travel and other expenses increased $80,000 in the first quarter ended March 2006 over the first quarter ended March 2005.

The net result for corporate operations was a loss from operations of $677,000 for the three months ended March 31, 2006 compared to a loss from operations of $579,000 for the three months ended March 31, 2005.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, Global ePoint incurred a loss from operations of $2.1 million or $(.14) per share, for the three months ended March 31, 2006 compared to a loss from operations of $1.7 million or $(.14) per share, for the three months ended March 31, 2005. In addition, a $492,000 non-cash preferred dividend resulted in a loss applicable to common stockholders of $2.2 million, or $(.17) per share, for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the three months ended March 31, 2006 was $808,000 as compared to cash provided by operations of $1.8 million for the corresponding period in 2005. In the first quarter ended March 31, 2006, the primary use of cash was funding the operating loss. For the three months ended March 31, 2005, the primary sources of cash were a $171,000 decrease in accounts receivable in the normal course of our sales cycles and $3.2 reduction in related party accounts receivable which was offset primarily by a $1.3 million increase in the net loss.

Cash provided by investing activities for the three months ended March 31, 2006 consisted of $56,000 compared to cash used of $102,000 for the three months ended March 31, 2005. For the quarter ended March 31, 2006 the cash was comprised of the payment of $500,000 on the note provided to Astrophysics, Inc. offset by of $392,000 of cash used for the acquisition of fixed assets and other intangibles. For the three months ended March 31, 2005, cash used for investing activities was for the purchase of equipment and other assets.

Net cash used in financing activities for the three months ended March 31, 2006 totaled $28,000 and was primarily provided by borrowings from related parties. As of March 31, 2006, the total outstanding balance on loans from related parties was $3.1 million. Net cash used by financing activities for the three months ended March 31, 2005 totaled $2.7 million. In March 2005 our contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements of which $400,000 was provided for operations as of March 31, 2005. Additionally, the reduction of related party accounts receivable was used to offset borrowings from related parties in the amount of $3.1 million. As of March 31, 2005, the total outstanding balance on loans from related parties was $1.0 million.

As of March 31, 2006, the Company had net working capital totaling $2.5 million. As a means of increasing our return on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. We believe due to the increase in our backlog of orders we will require additional working capital financing of approximately $2 million, in addition to cash generated by operations, to meet our working capital needs for our current operations, capital expenditures, and commitments over the next 12 months. Additionally, we believe we will require $4 million for working capital to support our expected growth and pending acquisition of Tops Digital Security, Inc., and we will require further finding if we are to be successful in acquiring Astrophysics.

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

We require additional funding in the future to continue to operate our business. As of March 31, 2006, the Company had net working capital totaling $2.5 million. As a means of increasing our return on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. We believe due to the increase in our backlog of orders we will require additional working capital financing of approximately $2 million, in addition to cash generated by operations, to meet our working capital needs for our current operations, capital expenditures, and commitments over the next 12 months. Additionally, we believe we will require $4 million for working capital to support our expected growth and pending acquisition of Tops Digital Security, Inc. and we will require further funding if we are to be successful in acquiring Astrophysics. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. We are currently evaluating term sheets in our possession and are currently in negotiations to meet our funding requirements. We believe we will be able to obtain the funding required to support our operations and growth, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

We have a history of significant operating losses, and we may be unable to achieve profitability. We have a history of significant operating losses. For the three months ended March 31, 2006 and 2005, we incurred a net loss of $2.1 and $1.7 million, respectively and our operations used $1.8 million of cash and provided $1.8 million of cash during the quarter ended March 31, 2005. As of March 31, 2006, we had an accumulated deficit of $13.8 million. Over the past few years, the great majority of our revenue has been derived from our contract manufacturing operations, which tend to provide low margins. Our current focus is on the development of sales of our higher margin digital and aviation products, however, revenues from these two divisions totaled $1.9 million and $.8 million in three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, we had a backlog of $9.6 million for orders for aviation products and we expect to achieve profitability in 2006 based on our expectation of increased sales of digital and aviation products. However, until such time as we are able to generate significantly increased sales of our digital and aviation products, we are likely to incur continued losses from operations.

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our chief financial officer, chairman, and largest stockholder. During 2005 and the first quarter of 2006 we purchased approximately $15.3 and $3.1 million, respectively, worth of products from these related parties. This represents 53% and 48% our overall cost of goods for the year ended December 31, 2005 and three months ended March 31, 2006, respectively. In addition, during 2005 and the first quarter of 2005, we sold approximately $18 and $3.1 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 55% and 42% of our overall sales for the year ended December 31, 2005 and first quarter of 2006, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the three months ended March 31, 2006 and 2005, two and three customers accounted for 61% and 67%, respectively, of our sales. One of these customers in 2006 and 2005 was a related party, accounting for 42% and 19%, respectively, of our sales. During the three months ended March 31, 2006 and 2005, four and three vendors accounted for 67% and 33%, respectively, of our purchases. Two of these vendors were related parties. Substantially all of our related party transactions are derived from our contract manufacturing division. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

Our business strategy includes acquiring businesses from time to time in exchange for shares of our common stock, which results in dilution to our shareholders. On March 31, 2006, we entered into an Agreement and Plan of Reorganization with Tops Digital Security, Inc. pursuant to which, among other things, we will acquire substantially all of the assets and certain liabilities of Tops solely in exchange for up to 1,000,000 shares of our common stock. The number of shares issuable in connection with the acquisition is subject to adjustment depending on a number of factors, including but not limited to the amount of liabilities we assume, and the performance of the Tops business following the closing. Our shareholders will experience equity dilution in connection with our completion of the acquisition of Tops; however, the dilutive effect will vary depending on the final number of shares that we issue. We are currently in the process of finalizing the acquisition, which we expect to close by the end of the second quarter of 2006.

On May 27, 2005, we entered into a non-binding letter of intent to acquire Astrophysics, Inc., a leading designer and manufacturer of X-ray scanning security systems, pursuant to which we proposed to acquire all of the assets, subject to all of the liabilities, of Astrophysics in exchange for $10 million of cash and issuance of our common shares in an amount equal to 50.1% of our issued and outstanding common shares after giving effect to the acquisition of Astrophysics and a proposed $25 million equity financing. Astrophysics will also receive the right to receive additional common shares upon the exercise or conversion of our warrants, stock options and convertible securities that are outstanding as of the close of the transaction. As of the date of this report, we have not entered into a definitive agreement to acquire Astrophysics, and there is no assurance that we will do so. However, if we are successful in acquiring Astrophysics on the terms set forth in the letter of intent dated May 27, 2005, our shareholders will experience significant equity dilution due to the number of shares we will need to issue in connection with the acquisition the related equity financing.

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

Our business strategy includes acquiring certain businesses and entering into joint ventures and strategic alliances. Failure to successfully integrate such businesses, joint ventures, or strategic alliances into our operations could adversely affect our business. In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc. and AirWorks, Inc. in April 2004. Currently, we are in the process of finalizing the acquisition of substantially all of the assets of Tops Digital Security, Inc., which we expect to close by the end of the second quarter of 2006, and are continuing negotiations involving the proposed acquisition of Astrophysics. We may also make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. We have not yet begun integrating the Tops assets with our own, and we may encounter unforeseen costs and other difficulties related to that process when we do so. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to effectively integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. We are continuing to evaluate our internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 which become effective in 2007. In the course of our evaluation, we have identified certain deficiencies in our internal controls over financial reporting, which we are addressing. The Merger and subsequent acquisitions, as summarized in Footnote 8 in the Notes of the Condensed Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

10.1	Agreement and Plan of Reorganization by and Among the Company, TOPS Digital Security, Inc., and the other parties thereto	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: May 22, 2006	/s/ TORESA LOU
Toresa Lou,
Chief Executive Officer

Date: May 22, 2006	/s/ JOHN PAN
John Pan,
Chief Financial Officer and Chairman