Form 10QSB
period 2006-06-30
GLOBAL EPOINT INC
filed 2006-08-21
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, there were 19,377,047 shares of Common Stock ($.03 par value) outstanding.

Transitional Small Business Disclosure Format. Yes  ☐    No  ☒

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2006

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF JUNE 30, 2006

(Thousands of dollars, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,867
Accounts receivable, net	5,122
Accounts receivable - related parties	2,107
Inventories	6,186
Other current assets	1,095

Total current assets	18,377

Property, plant and equipment, net	715
Card dispensing equipment and related parts	885
Goodwill	8,104
Other intangibles	2,240
Deposits and other assets	1,670

Total other assets	13,614

Total assets	$31,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,592
Accounts payable - related parties	3,572
Accrued expenses	522
Customer deposits	112
Due to related parties	368
Due to stockholder	1,269
Loan payable	965

Total current liabilities	9,400

NON-CURRENT LIABILITIES	1,938

Total liabilities	11,338

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 aggregate shares authorized
Series C Preferred stock 1,250,004 shares issued, 594,770 shares outstanding aggregate liquidation preference $1,665,000	1,106
Series D Preferred stock 120,000 shares issued, 6,000 shares outstanding aggregate liquidation preference $300,000	198
Series E Preferred stock 127,977 shares issued, 127,977 shares outstanding aggregate liquidation preference $6,399,000	3,561
Common stock, $.03 par value, 50,000,000 shares authorized and 19,347,612 shares issued and outstanding	580
Additional paid-in capital	31,168
Accumulated deficit	(15,960)

Total stockholders’ equity	20,653

Total liabilities and stockholders’ equity	$31,991

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	For the three months ended		For the six months ended
(Thousands of dollars, except per share amounts)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales	$3,767	$3,585	$7,996	$8,007
Sales- related parties	4,451	1,591	7,541	2,645

Total net sales	8,218	5,176	15,537	10,652

Cost of sales	2,851	2,868	6,416	6,180
Cost of sales- related parties	4,281	1,501	7,233	2,500

Total cost of sales	7,132	4,369	13,649	8,680

Gross profit	1,086	807	1,888	1,972

Operating expenses:
Selling and marketing	712	758	1,369	1,632
General and administrative	2,220	1,386	4,027	2,953
Research and development	293	403	589	681
Depreciation and amortization	113	100	221	197

Total operating expenses	3,338	2,647	6,206	5,463

Loss from operations	(2,252)	(1,840)	(4,318)	(3,491)
Other income (expense)	140	(2)	131	(10)

Net loss	(2,112)	(1,842)	(4,187)	(3,501)
Preferred stock dividend	(4,940)	(880)	(5,076)	(1,372)

Net loss applicable to common stockholders	$(7,052)	$(2,722)	$(9,263)	$(4,873)

Loss per share - basic	$(0.43)	$(0.22)	$(0.58)	$(0.39)

Loss per share - fully diluted	$(0.43)	$(0.22)	$(0.58)	$(0.39)

Weighted average shares and share equivalents	16,491	12,478	15,925	12,357

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 and 2005

(Thousands of dollars)	2006	2005
CASH FLOWS (USED)/PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(4,187)	$(3,501)
Adjustments to reconcile net loss to net cash flows (used)/provided by operating activities:
Depreciation and amortization	221	197
Provision for bad debts	312	62
Stock based compensation	51	—
Increase/(decrease) in cash from changes in:
Accounts receivable	(433)	470
Accounts receivable - related parties	460	(571)
Inventory	(612)	(390)
Other current assets	(265)	53
Accounts payable	(804)	(501)
Accounts payable - related parties	1,196	1,706
Accrued expenses	(137)	(114)
Customer deposits	46	(13)

Net cash used by operating activities	(4,152)	(2,602)

CASH FLOWS PROVIDED/(USED) BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(22)	(104)
Goodwill and other intangibles	(676)	(68)
Decrease in /(additions to) other assets	409	(1,010)

Net cash used by investing activities	(289)	(1,182)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	1,597	730
Net borrowings from related parties	(485)	(940)
Advances from stockholder	32	—
Proceeds from exercise of stock options	731	29
Net proceeds from preferred stock offerings	3,594	3,476
Net proceeds from the exercise of stock warrants	2,466	1,141
Preferred stock dividend payments	(295)	—
Preferred stock redemption	(112)	—

Net cash provided by financing activities	7,528	4,436

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,087	652
CASH AND CASH EQUIVALENTS, beginning of period	780	937

CASH AND CASH EQUIVALENTS, end of period	$3,867	$1,589

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$1,828	$1,372

Preferred stock dividend	$2,982	$—

Increase in preferred stock dividend payable	$5	$—

Preferred stock reclassified to short term debt	$61	$—

Tops Digital Security, Inc. acquisition	$2,003	$—

Compensation on consulting agreement	$207	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
(Thousands of dollars and shares)	Shares	Amount	Shares	Amount
Balances- December 31, 2005	976	$5,638	15,327	$460	$21,778	$(11,770)	$16,106
Common stock issued upon options exercise	—	—	586	17	714	—	731
Common stock and option based compensation	—	—	100	3	248	—	251
Common stock issued upon warrants exercise	—	—	1,096	33	699	—	732
Common stock issued for acquisitions	—	—	603	18	1,985	—	2,003
Series E Preferred stock issued May 25, 2006, net of $108 in related costs	128	3,561	—	—	—	1,828	5,389
Warrants Issued with Series E	—	—	—	—	1,114	572	1,686
Preferred Stock offering Issued upon conversion of warrants	—	—	—	—	1,734	1,855	3,589
Preferred stock conversion	(375)	(4,273)	1,591	48	3,163	552	(510)
Preferred stock reclassified to short term debt	—	(61)	—	—	—	—	(61)
Net loss from operations	—	—	—	—	—	(4,187)	(4,187)
Preferred stock dividend	—	—	44	1	(267)	(4,810)	(5,076)

Balances- June 30, 2006	729	$4,865	19,347	$580	$31,168	$(15,960)	$20,653

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2006

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Principles of consolidation The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, McDigit, Inc., which was incorporated under the laws of the state of California in November 2002, Best Logic LLC (“Best Logic”), which was organized in California in November 2000, Global AirWorks, Inc., which was incorporated under the laws of the state of California in May 2003, Tops Digital Security, LLC which was organized in Nevada in April 2006, and Global Telephony, Inc., which was incorporated under the laws of Nevada in 2001, and are collectively referred to as the “Company” in these condensed consolidated financial statements. Some of the related parties discussed in Note 7 may be considered variable interest entities in accordance with FIN 46R “Consolidation of Variable Interest Entities”, however, the Company is not the primary beneficiary of such entities. Therefore, the related party entities are not included in the consolidated group. All significant inter-company balances and transactions have been eliminated.

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

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under the modified-prospective transition method prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation”. The Company recorded expenses for stock based compensation of $22 thousand and $44 thousandfor the three and six months ended June 30, 2006, respectively.

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

The following table illustrates the pro forma effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005:

	For the three months ended June 30 2005	For the six months ended June 30 2005
As reported, net loss attributable to common stockholders	$(2,722)	$(4,873)
Stock-based employee compensation determined under the fair value method, net of related tax effects	—	—

Pro forma	$(2,722)	$(4,873)

Loss per common share, basic and fully diluted:
As reported	$(0.22)	$(0.39)
Pro forma	$(0.22)	$(0.39)

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

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended June 30, 2006:
Basic and fully diluted loss per share
Loss available to common stockholders	$(7,052)	16,491	$(0.43)
For the three months ended June 30, 2005:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(2,722)	12,478	$(0.22)
For the six months ended June 30, 2006:
Basic and fully diluted loss per share
Loss available to common stockholders	$(9,263)	15,925	$(0.58)
For the six months ended June 30, 2005:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(4,873)	12,357	$(0.39)

3. Inventories

Inventories consisted of the following as of June 30, 2006 (in thousands):

Computer component parts	$2,082
Video and data recording component parts	2,589
Cockpit door surveillance system and wire harness component parts	1,515

Total	$6,186

4. Property and equipment

Property and equipment consisted of the following as of June 30, 2006 (in thousands):

Furniture and equipment	$456
Computer equipment and software	363
Building improvements	410
Tooling and demo units	34
Vehicles	38

Totals	1,301
Less accumulated depreciation	(586)

Property and equipment, net	$715

5. Goodwill and Intangible Assets

The Company has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At June 30, 2006 the net amount of $10.3 million of goodwill and intangible assets represented 32% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $8.1 million of goodwill; $3.2 million resulted from the reverse acquisition involving McDigit, Inc., Best Logic LLC, and the Company (“the Merger”), $2.8 million from the acquisition of assets of Airworks, in April 2004, $300,000 from the acquisition of the assets of Perpetual, in April 2004 and effective April 2006, $1.8 million from the acquisition of the assets of Tops Digital Security which may be adjusted upon final allocation of the purchase price. Of the total goodwill $3.8 million has been allocated to the digital technology division, $2.8 million to the aviation division, and $1.5 million to the contract manufacturing division. The goodwill arising from the Merger and the foregoing acquisitions, excluding Tops, was subject to the annual impairment test in August 2005. The goodwill arising from Airworks and Perpetual acquisitions was subject to the annual impairment test as of June 30, 2006. Application of the discounted cash flow methodology to management assumptions did not identify any impairment to the goodwill. No impairment to goodwill was identified; therefore, no loss was charged to operations. The Company continually monitors its operations for any potential indicators of impairment of goodwill and intangible assets and has determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

6. Business concentrations

Sales and purchases For the three months ended June 30, 2006 and 2005, two and three customers accounted for 60% and 65% of the Company’s sales, respectively. For the six months ended June 30, 2006 and 2005 two and three customers accounted for 60% and 66% of the Company’s sales, respectively, and 25% of the accounts receivable as of June 30, 2006. For the three months ended June 30, 2006 and 2005, two and three vendors, respectively, accounted for 72% and 53% of the Company’s purchases, respectively. For the six months ended June 30, 2006 and 2005, two and three vendors, respectively, accounted for 62% and 43% of the Company’s purchases, respectively, and 58% of the accounts payable as of June 30, 2006. A substantial amount of the above sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer, President and principal stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $108,000 and $107,000 for the three months ended June 30, 2006 and 2005, respectively, and $216,000 and $214,000 for the six months ended June 30, 2006, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,000 for the three months ended June 30, 2006 and 2005, and $48,000 for the six months ended June 30, 2006 and 2005.

Loans Payable In June 2004, the Company borrowed $1,000,000 from Mr. John Pan, the Company’s Chairman, Chief Financial Officer, President, and principal stockholder. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 8.25% as of June 30, 2006. The Company is required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2006. Additionally, Mr. Pan, has other loans totaling $145,000 to the Company. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes, the terms of which will be subject to Board approval.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer, President and principal stockholder, Mr. John Pan (“Related Parties”). There can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are through our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and therefore, can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of June 30, 2006 were as follows:

(Thousands of dollars)	As of June 30, 2006
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$994
(C) (100% owned by CFO/Chairman)	35
(D) (95% owned by CFO/Chairman)	1,078

Total	$2,107

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$558
(C) (100% owned by CFO/Chairman)	1
(D) (95% owned by CFO/Chairman)	3,381

Total	$3,940

	For the three months ended June 30,		For the six months ended June 30,
(Thousands of dollars)	2006	2005	2006	2005
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$3,031	$754	$5,197	$1,245
(C) (100% owned by CFO/Chairman)	—	—	—	—
(D) (95% owned by CFO/Chairman)	1,094	839	2,072	1,283

Total	$4,125	$1,593	$7,269	$2,528

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$4,053	$1,591	$7,143	$2,645
(C) (100% owned by CFO/Chairman)	—	—	—	—
(D) (95% owned by CFO/Chairman)	398	—	398	—

Total	$4,451	$1,591	$7,541	$2,645

8. Pending and Completed Acquisitions

On May 27, 2005, the Company entered into a non-binding letter of intent to acquire Astrophysics, Inc. (“Astrophysics”), a leading designer and manufacturer of X-ray scanning security systems. Pursuant to the letter of intent, the Company proposed to acquire all of the assets, subject to all of the liabilities, of Astrophysics in exchange for $10 million of cash and issuance of a controlling block of the Company’s common stock. Upon the execution of the letter of intent, the Company paid Astrophysics a non-refundable deposit of $500,000 and loaned Astrophysics $500,000. The letter of intent expired on June 30, 2005. The loan to Astrophysics has matured and in February 2006 the principal balance was returned to the Company. The non-refundable deposit is included in other assets of the accompanying consolidated balance sheet. Notwithstanding the termination of the letter of intent, the parties continue to engage in discussions in the hope of reaching a definitive agreement for the acquisition. At this time, there can be no assurance the parties will enter into another letter of intent or reach a definitive agreement concerning the Company’s acquisition of Astrophysics.

On March 31, 2006, the Company entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) with Tops Digital Security, Inc. (“Tops”) a privately held total solutions provider of large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. Pursuant to the Purchase Agreement the Company acquired substantially all of the assets and certain liabilities of Tops solely in exchange for shares of its common stock. The shares of common stock, valued at $4.00 per share, comprising the purchase price are issuable in two installments. The first installment of 603,421 shares was issued at the closing date. The second installment of up to 375,000 shares is based on an earnout formula and is issuable on the 15 month anniversary of the closing of the acquisition, which will be July 1, 2007. The number of shares issuable pursuant to the Purchase Agreement is subject to adjustment based on (i) the amount of liabilities assumed by the Company, (ii) the amount by which the net income generated by the Tops assets for the first 12 months following the closing date is less than $2,500,000, and (iii) the amount by which the volume-weighted average trading price of the Company’s common stock exceeds $4.00 per share for the 10 trading days preceding the 15 month anniversary of the closing date

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. The fair value of the Tops acquisition is $2.1 million as detailed in the table below. The fair value is derived based on 603,421 common shares issued to close the transaction at a market price on March 31, 2006 of $3.32 per share plus $55,000 of acquisition costs. Global ePoint is in the process of obtaining valuations of certain assets and accordingly; the allocation of the purchase price, particularly as it relates to goodwill and other identifiable intangible assets is subject to refinement.

Tops
Current assets	$510
Property and equipment	72
Goodwill	1,776

Total assets acquired	2,358

Current liabilities	300
Long term debt	—

Total liabilities assumed	300

Net assets acquired	$2,058

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

For the three months ended June 30, 2006

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$420	$1,620	$6,178	$—	$8,218
Cost of sales	238	1,243	5,651	—	7,132

Gross profit	182	377	527	—	1,086
Operating expenses	1,230	703	603	802	3,338

Income (loss) from operations	(1,048)	(326)	(76)	(802)	(2,252)
Other income (expense)	(14)	—	(26)	180	140

Net income/(loss)	$(1,062)	$(326)	$(102)	$(622)	$(2,112)

Total assets as of June 30, 2006	$10,729	$10,179	$5,618	$5,465	$31,991

For the three months ended June 30, 2005

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$372	$344	$4,460	$—	$5,176
Cost of sales	251	302	3,816	—	4,369

Gross profit	121	42	644	—	807
Operating expenses	956	518	697	476	2,647

Income (loss) from operations	(835)	(476)	(53)	(476)	(1,840)
Other income (expense)	11	—	(13)	—	(2)

Net income/(loss)	$(824)	$(476)	$(66)	$(476)	$(1,842)

Total assets as of June 30, 2005	$6,131	$4,467	$9,063	$5,605	$25,266

For the six months ended June 30, 2006

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$625	$3,322	$11,590	$—	$15,537
Cost of sales	419	2,760	10,470	—	13,649

Gross profit	206	562	1,120	—	1,888
Operating expenses	2,036	1,422	1,265	1,483	6,206

Income (loss) from operations	(1,830)	(860)	(145)	(1,483)	(4,318)
Other income (expense)	(29)	—	(26)	186	131

Net income/(loss)	$(1,859)	$(860)	$(171)	$(1,297)	$(4,187)

Total assets as of June 30, 2006	$10,729	$10,179	$5,618	$5,465	$31,991

For the six months ended June 30, 2005

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$742	$786	$9,124	$—	$10,652
Cost of sales	494	610	7,576	—	8,680

Gross profit	248	176	1,548	—	1,972
Operating expenses	1,874	1,073	1,461	1,055	5,463

Income (loss) from operations	(1,626)	(897)	87	(1,055)	(3,491)
Other income (expense)	3	—	(13)	—	(10)

Net income/(loss)	$(1,623)	$(897)	$74	$(1,055)	$(3,501)

Total assets as of June 30, 2005	$6,131	$4,467	$9,063	$5,605	$25,266

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

Holders of the Series C preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The Company was required to redeem the Series C preferred stock on a monthly basis beginning in March 2006, at a rate of 1/30th of the outstanding shares per month. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series C preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series C preferred stock subject to mandatory redemption has been classified as short term debt as of June 30, 2006. Additionally, in accordance with SFAS No. 150, $61 thousand of preferred shares subject to mandatory redemption were reclassified as liabilities and are included in other payables on the accompanying consolidated balance sheet. As of June 30, 2006, 655,234 shares of the Series C preferred stock have been converted into common stock or redeemed. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. The Company agreed to pay H.C. Wainwright placement agent fees consisting of $175,000 in cash, plus warrants to purchase up to 62,500 shares of its common stock over a three year period at an exercise price of $3.50 per share.

Series D Preferred Stock

On November 7, 2005 the Company completed the sale of its Series D convertible preferred stock and warrants to purchase common stock to five institutional investors for gross proceeds to the Company of $6 million. Related issuance costs of approximately $258,000 resulted in net proceeds of approximately $5.7 million. The shares of Series D Preferred Stock are convertible into shares of the Company’s common stock at the rate of $4.16 per share. The Company also issued warrants (“A warrants”) to purchase 721,157 shares of the Company’s common stock at $4.33 per share. Neither the $4.16 per share conversion price in the Series D Preferred Stock nor the exercise price of the warrants are subject to adjustment, except for standard anti-dilution relating stock splits, combinations and the like. Holders of the Series D Preferred Stock are entitled to receive dividends in the amount of six percent (6%) per year. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company is required to begin redeeming the Series D Preferred Stock in August 2006. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and will be equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series D preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, those preferred shares subject to mandatory redemption, beginning August 2006, will be reclassified as liabilities. The Company also granted the investors the right to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock (“B warrants”) at the purchase price of $5.25 per share along with warrants (“C warrants”) to purchase 721,157 shares of the Company’s common stock at $6.00 per share. The C warrants were only exercisable upon the exercise of the B warrants. The B and C warrants have expired unexercised. The Company has the right to redeem the Series D Preferred Stock at a price equal to 105% of the purchase price of the shares of Series D Preferred Stock. Management used the Black-Scholes model to compute the fair value of the warrants assuming 94.5% volatility and 4.46% risk free rate which resulted in an $1.8 million fair value for the warrants and options issued. No value was assigned to the C warrants given the contingent nature of such warrants. The remaining $3.9 million was allocated to the Series D preferred stock resulting in an effective conversion price for the embedded options contained within the Series D preferred stock of $2.85 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $692,000 beneficial conversion to the holders of the Series D preferred stock. The beneficial conversion was treated as a non-cash preferred stock dividend.

Holders of the Series D preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The Company must redeem the Series D preferred stock, on a quarterly basis, beginning in August 2006, at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series D preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. As of June 30, 2006 114,000 of the 120,000 shares of Series D preferred stock have been converted to common stock. The rights of the holders of the Series D preferred stock are pari passu to the rights of the holders of the Series C preferred stock. H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. The Company agreed to pay H.C. Wainwright placement agent fees consisting of $150,000 in cash, plus warrants to purchase up to 36,058 shares of our common stock over a three year period at an exercise price of $4.33 per share.

Series E Preferred Stock

On May 25, 2006, the Company completed the sale of Series E convertible preferred stock and warrants to purchase common stock to five institutional investors for gross proceeds to the Company of $3.8 million. Related issuance costs of approximately $188,000 resulted in net proceeds of approximately $3.6 million. At the same time, the investors agreed to convert into shares of the Company’s common stock all 114,000 shares of the Series D preferred stock held by them at the conversion price of $4.16 per share. The Series E preferred stock has an initial conversion price of $2.76 per share and is initially convertible into a total of 2,318,424 shares of the Company’s common stock. In connection with the sale of the Series E preferred stock, the Company issued warrants to purchase an aggregate of 1,159,208 shares of common stock at an exercise price of $3.58 per share. In addition to standard anti-dilution adjustments for stock splits, combinations and the like, the exercise prices of the warrants and the conversion price of the Series E preferred stock are subject to adjustment if the Company issues shares of common stock, or securities convertible into shares of common stock, at an effective price less than $3.58 or $2.76, respectively. The Company has the right to redeem the Series E preferred stock at a price equal to 105% of the stated value of the shares of Series E preferred stock. Holders of the Series E preferred stock are entitled to receive dividends payable semi-annually, beginning June 30, 2006. The dividends are calculated on a floating rate of London Interbank Offer Rate (“Libor”) plus 3.00% such rate to be set two business days prior to the beginning of the applicable dividend period. The initial dividend rate was established at 8.0813%. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company is required to begin redeeming the Series E preferred stock on a quarterly basis in September 2006 at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and will be equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. The Company is subject to 1% liquidated damages to the extent the registration statement for the underlying shares is not declared effective by the SEC as of August 21, 2006. The liquidated damages, if any, are payable monthly until such time as the registration statement is declared effective or the shares may be sold without restriction pursuant to Rule 144(k) under the Securities Act. The rights of the holders of the Series E preferred stock are senior to the rights of the holders of the Series C and D preferred stock.

The conversion of the Series D preferred stock and issuance of the Series E preferred stock and warrants was accounted for according to EITF Topic No. D-42 “The Effect on the calculation of EPS for the redemption of induced conversion of preferred stock”. Consequently, the fair value of all securities and other consideration transferred in the issuance of the Series E convertible preferred stock over the fair value of securities issuable pursuant to the original conversion terms of the Series D preferred stock was subtracted from net earnings to arrive at net earnings available to common shareholders. Management used the Black-Scholes model to compute the fair value of the warrants assuming 84.6% volatility and 4.95% risk free rate which resulted in a $1.7 million fair value for the warrants. The non-cash charge of $3.0 million, of which $1.8 million is considered a beneficial conversion the holders of the Series E preferred stock, is included in preferred stock dividends in the consolidated statement of operations for the six months ended June 30, 2006.

In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series D preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, those preferred shares subject to mandatory redemption, beginning September 2006, will be reclassified as liabilities. Additionally, in accordance with the guidelines from the SEC’s Current Accounting and Disclosure Issues in the Division of Corporate Finance on December 1, 2005, the warrants have been classified as equity in the condensed consolidated balance sheet.

Warrants

On May 25, 2006, we instituted a voluntary offer of conversion to certain of our existing warrant holders to exercise all of their existing warrants issued to them in the Series C and D preferred stock transactions. A total of 685,099 warrants with a strike price of $4.33 and 410,716 warrants with a strike price of $3.50 were exercised resulting in the issuance of 1,095,815 shares of the Company’s common stock under the terms of such warrants for gross proceeds of approximately $4.3 million. In exchange for the conversion of the warrants the Company issued warrants (“warrant C”) to purchase an aggregate of 1,095,815 shares of the Company’s common stock at an exercise price of $2.76 per share and a floating number of shares of common stock at an exercise price of $0.01 per share (“warrant B”), with the exact aggregate number of shares to be determined by dividing $1,938,403 by the lowest of (A) $2.76 (as adjusted for stock splits, stock dividends, stock combinations and other similar events), (B) the closing price of our common stock on the trading day prior to the effective date of a registration statement covering the resale of the shares, (C) the closing price of our common stock on the trading day prior to the day shareholder approval is obtained pursuant to the terms of the Series E preferred stock, or (D) if the registration statement is not declared effective, the trading day prior to the day any shares of common stock issuable pursuant to such warrant can be sold under Rule 144. The warrants will expire on the fifth anniversary of the date that a registration statement covering the resale of the shares of our common stock issuable upon exercise of the warrants and conversion of the Series E preferred stock is declared effective. The exercise prices of warrant B and warrant C are subject to adjustment if the Company issues shares of common stock, or securities convertible into shares of common stock, at an effective price less than the then-current exercise price of such warrants.

The conversion of the warrants and issuance of the warrants B and C was accounted for according to EITF Topic No. D-42 “The Effect on the calculation of EPS for the redemption of induced conversion of preferred stock”. Consequently, the fair value of the issuance of the warrants B and C over the fair value of securities issuable pursuant to the original conversion terms of the converted warrants was subtracted from net earnings to arrive at net earnings available to common shareholders. Management used the Black-Scholes model to compute the fair value of the warrant C assuming 84.6% volatility and 4.95% risk free rate which resulted in a $1.7 million fair value for the warrants. The warrant B was valued at its fixed dollar amount of $1.9 million. The non-cash charge of $1.8 million is included in preferred stock dividends in the consolidated statement of operations for the six months ended June 30, 2006.

Additionally in accordance with the guidelines from the SEC’s Current Accounting and Disclosure Issues in the Division of Corporate Finance on December 1, 2005 and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the warrant B has been classified as long term debt and the warrant C has been classified as equity in the condensed consolidated balance sheet.

11. Other Financing Transactions

Effective June 15, 2006 the Company’s wholly-owned subsidiary, Best Logic, LLC, extended a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on December 15, 2006. As of June 30, 2006, a total of $965,000 is outstanding by Best Logic pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman, Chief Financial Officer, President and principal stockholder.

12. Subsequent Events

On July 19, 2006, we received a letter from the Nasdaq Stock Market indicating that our securities are subject to delisting from the Nasdaq Capital Market based upon shareholder approval issues arising from the Staff’s determination to aggregate our Series C, D, and E financings, our failure to file “listing of additional shares” forms on a timely basis, and public interest concerns related to the foregoing violations. We have requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff’s delisting determination and request continued listing on the Nasdaq Capital Market. The Listing Qualifications Panel has assigned us a September 7, 2006 hearing date. Our hearing request stays the delisting process and our common stock will therefore remain listed on the Nasdaq Capital Market until the Listing Qualifications Panel renders a final written decision on our appeal, sometime after the hearing date.

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

Our business strategy includes developing a full line of high value security products deploying the latest technologies. We have spent significant resources with our research and development team developing a base platform for our security surveillance product line. Using this platform we hired additional offshore specialty engineers to supplement our existing core research and development team to enable faster, more cost effective product development programs focused on security application solutions. In 2005, we launched the first phase of our new digital video recorder product line, a four channel mobile digital video recorder and have begun marketing the product through several channels. We expect to launch several new products in the fourth quarter of 2006.

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

For the three months ended June 30, 2006

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$420	$1,620	$6,178	$—	$8,218
Cost of sales	238	1,243	5,651	—	7,132

Gross profit	182	377	527	—	1,086
Operating expenses	1,230	703	603	802	3,338

Income (loss) from operations	(1,048)	(326)	(76)	(802)	(2,252)
Other income (expense)	(14)	—	(26)	180	140

Net income/(loss)	$(1,062)	$(326)	$(102)	$(622)	$(2,112)

Total assets as of June 30, 2006	$10,729	$10,179	$5,618	$5,465	$31,991

For the three months ended June 30, 2005

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$372	$344	$4,460	$—	$5,176
Cost of sales	251	302	3,816	—	4,369

Gross profit	121	42	644	—	807
Operating expenses	956	518	697	476	2,647

Income (loss) from operations	(835)	(476)	(53)	(476)	(1,840)
Other income (expense)	11	—	(13)	—	(2)

Net income/(loss)	$(824)	$(476)	$(66)	$(476)	$(1,842)

Total assets as of June 30, 2005	$6,131	$4,467	$9,063	$5,605	$25,266

For the six months ended June 30, 2006

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$625	$3,322	$11,590	$—	$15,537
Cost of sales	419	2,760	10,470	—	13,649

Gross profit	206	562	1,120	—	1,888
Operating expenses	2,036	1,422	1,265	1,483	6,206

Income (loss) from operations	(1,830)	(860)	(145)	(1,483)	(4,318)
Other income (expense)	(29)	—	(26)	186	131

Net income/(loss)	$(1,859)	$(860)	$(171)	$(1,297)	$(4,187)

Total assets as of June 30, 2006	$10,729	$10,179	$5,618	$5,465	$31,991

For the six months ended June 30, 2005

($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$742	$786	$9,124	$—	$10,652
Cost of sales	494	610	7,576	—	8,680

Gross profit	248	176	1,548	—	1,972
Operating expenses	1,874	1,073	1,461	1,055	5,463

Income (loss) from operations	(1,626)	(897)	87	(1,055)	(3,491)
Other income (expense)	3	—	(13)	—	(10)

Net income/(loss)	$(1,623)	$(897)	$74	$(1,055)	$(3,501)

Total assets as of June 30, 2005	$6,131	$4,467	$9,063	$5,605	$25,266

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Three Months Ended June 30, 2006 Compared to June 30, 2005

The focus of our digital technology division is on the development of digital products and technologies for law enforcement, commercial and industrial security applications.

Our mobile digital products are currently targeting law enforcement, commercial/industrial and military applications. Digital technology offers considerable advantages over the analog tape technology currently in use by some police departments, and we believe our products offer major advantages over competing digital systems. For example, our wireless technology automatically uploads recordings into the police department’s central computer when the officer returns the patrol car to the station. This feature avoids having the officer handle recording disks or devices, thereby preserving the integrity of valuable trial evidence. Our products have been adopted by several local police departments and are currently being evaluated by a number of other law enforcement customers, but have not generated significant revenues to date. We believe the same advantages of digital technology, and our products in particular, are relevant in other mobile applications, including but not limited to fire trucks, ambulances, mass transit, on-highway shipping and package delivery. We believe that the potential for terrorist attacks on subway systems and other forms of public transportation will result in government mandates for the installation of surveillance systems, although such mandates have not yet materialized and these markets have not yet developed.

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

Our digital technology division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications to target these high growth, high margin markets. We acquired substantially all of the assets of Tops Digital Security, Inc. (“Tops”), as of April 1, 2006, as a means of continuing our commitment to expand our product offerings. Tops is a solutions provider for large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The developmental nature of this division requires that we make regular investments in new products, staff our sales team and infrastructure, establish our distribution channels, build relationships with customers and potential customers, market our products, and commit other resources to growing this business. Because we have continued to make such investments, our financial results continue to show losses and we expect that such losses will continue in the short term due to the costs associated with integrating new businesses and products with our existing infrastructure.

Revenues for the digital technology division for the three months ended June 30, 2006 totaled $420,000, which compared to $372,000 for the three months ended June 30, 2005. Revenues increased $142,000 as a result of the acquisition of Tops, offset by a decline of $94,000 for our other digital video surveillance products. Gross margins for the three months ended June 2006 were 43% compared to 33% for the three months ended June 2005. The increase in gross margins is due to the Tops and mobile digital products which provide higher margins.

Operating expenses increased to $1.2 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. Operating expenses increased $320,000 due to the acquisition of Tops consisting of $57,000 selling expenses, $226,000 general and administrative expenses and $36,000 for research and development costs. Continuing our emphasis on product development, we established an R&D facility in Korea to facilitate the development of the high end Tops product line. Additionally, expenses for facility security and maintenance services increased $50,000, and rent expense increased $23,000. This increase is offset by a $146,000 decrease in other research and development costs.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $1.1 million for the quarter ended June 30, 2006 compared to a loss from operations of $.8 million for the quarter ended June 30, 2005.

For the Six Months Ended June 30, 2006 Compared to June 30, 2005

Revenues for the digital technology division for the six months ended June 30, 2006 totaled $625,000, which compared to $742,000 for the six months ended June 30, 2005. Gross margins were 33% for each of the six month periods ended June 30, 2006 and 2005.

Operating expenses increased to $2.0 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. Operating expenses increased $320,000 due to the acquisition of Tops consisted of $57,000 selling expenses, $226,000 general and administrative expenses and $36,000 for research and development costs. Continuing our emphasis on product development, we established an R&D facility in Korea to facilitate the development of the high end Tops product line. Excluding Tops, other personnel and related selling expenses decreased $103,000 for the six months ended June 30, 2006 to $656,000 from $759,000 for the same period of the prior year. Additionally, expenses for facility security and maintenance services increased $50,000, and rent expense increased $44,000. This increase is offset by a $128,000 decrease in other research and development costs.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $1.9 million for the six months ended June 30, 2006 compared to a loss from operations of $1.6 million for the six months ended June 30, 2005.

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Three Months Ended June 30, 2006 Compared to June 30, 2005

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

We received purchase orders for $12.2 million from a major Latin American airline for aircraft modification, maintenance and retrofit services in 2005. Our backlog, as of June 30, 2006, was $9 million. Substantially all of this backlog relates to the modification and retrofit services for the Latin American airline. A substantial amount of our backlog relates to IFE equipment which requires FAA certification prior to shipment. We have completed a significant amount of the engineering and testing required to complete and deliver the IFE equipment. We are in the process of completing our prototype installations and pending FAA certification. We expect to complete the necessary changes and obtain certification and deliver a substantial amount of equipment by the end of 2006.

Revenues for the three months ended June 30, 2006 totaled $1.6 million compared to $.3 million for the three month period ended June 30, 2005. The increase in sales is the result of an increase in aircraft maintenance services of $1.3 million. Cost of goods sold was $1.2 million for the three months ended June 30, 2006 compared to $.3 million for the three months ended June 30, 2005. Gross margins for the quarter ended June 30, 2006 were 23% compared to 12% for the quarter ended June 30, 2005. The increase in margins was due to the improvement in operation efficiencies in maintenance services. Maintenance services are a new business line begun in the fourth quarter of 2005 and our gross margins for maintenance services have improved as the inefficiencies and costs relating to starting a new business line have declined. Additionally, we believe our overall gross margins will improve as our mix of business moves to equipment deliveries which have a higher margin.

Operating expenses totaled $703,000 for the three months ended June 30, 2006 compared to $518,000 for the three months ended June 30, 2005. The increase in operating expenses is due to $30,000 increase in administrative personnel to support the increased sales, $31,000 increase in travel expenses, $90,000 increase in operating expenses related our Tulsa facility which was established in the fourth quarter of 2005. Additionally, we moved the aviation corporate operations to a new facility beginning June 2006 which resulted in a $19,000 increase in rent expense due to rent related to our previous facility whose lease was cancelled in August 2006.

As a result of the foregoing, the aviation division reduced its loss from operations to $326,000 for the quarter ended June 30, 2006 from $476,000 loss from operations for the quarter ended June 30, 2005.

For the Six Months Ended June 30, 2006 Compared to June 30, 2005

Revenues for the six months ended June 30, 2006 totaled $3.3 million compared to $.8 million for the six month period ended June 30, 2005. The increase in sales is the result of an increase in aircraft maintenance services of $2.2 million and an increase of $.6 million in sales of modification equipment. Cost of goods sold was $2.8 million for the six months ended June 30, 2006 compared to $.6 million for the six months ended June 30, 2005. Gross margins for the six months ended June 30, 2006 were 17% compared to 22% for the six months ended June 30, 2005. The decline in margins was due to the increase in lower margin maintenance services. We believe our overall gross margins will improve as our mix of business moves to equipment deliveries which have a higher margin.

Operating expenses totaled $1.4 million for the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005. The increase is due to additional costs associated with the Tulsa maintenance facility which was established in the fourth quarter of 2005, including $63,000 in insurance expenses and $215,000 for permanent and temporary labor and labor related costs to support the new operations.

As a result of the foregoing, the aviation division incurred a loss from operations of $860,000 for the six months ended June 30, 2006 compared to a loss from operations of $897,000 for the six months ended June 30, 2005.

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

For the Three Months Ended June 30, 2006 Compared to June 30, 2005

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

Net sales for the three months ended June 30, 2006 increased to $6.2 million from $4.5 million in the three months ended June 30, 2005. The increase in net sales was primarily due to the increase in sales of consumer computer products to $4.1 million in the quarter ended June 30, 2006 from $1.6 million in the quarter ended June 30, 2005. Sales of industrial computer products decreased to $1.4 million in the three months ended June 30, 2006 compared to $2.4 million in the three months ended June 30, 2005. Increased lead times on components contributed to the decline in sales of industrial computer products. Additionally, sales to one of our major customers declined. The customer’s product line has moved to high end/lower sales volume x-ray machines and discontinued their low end/higher sales volume x-ray machines, resulting in a decline in sales for our industrial PC. Cost of sales was $5.7 million for the three months ended June 30, 2006, or 91.5%, of sales compared to $3.8 million, or 85.6%, of sales for the corresponding quarter ended June 30, 2005. The increase in the cost of sales and the corresponding cost of sales as a percentage of net sales was due to the increase in sales of lower margin consumer computer products. As a result, gross margins for the quarter ended June 2006 were 8.5% compared to 14.4% for the quarter ended June 2005.

Operating expenses for the three months ended June 30, 2006 were $603,000, or 9.8% of sales, compared to $697,000, or 15.6% of sales, for the three months ended June 30, 2005. The decline in operating expenses is primarily due to a $86,000 decrease in commission expenses as a result of lower sales of industrial computer products in the three months ended June 30, 2006 over 2005.

The net result was a loss from operations for the contract manufacturing division of $76,000 for the three months ended June 30, 2006 compared to loss from operations of $53,000 for the three months ended June 30, 2005.

For the Six Months Ended June 30, 2006 Compared to June 30, 2005

Net sales for the six months ended June 30, 2006 increased to $11.6 million from $9.1 million in the six months ended June 30, 2005. The increase in net sales was primarily due to the increase in sales of consumer computer products to $7.1 million in the six months ended June 30, 2006 from $2.6 million in the six months ended June 30, 2005. The increase in sales of consumer computers was offset by a decrease in sales of industrial computer products to $3.3 million in the six months ended June 30, 2006 compared to $5.5 million in the six months ended June 30, 2005. The decline in industrial computer sales is primarily due to the decline in sales from one of our major customers. The customer’s product line has moved to high end/lower sales volume x-ray machines and discontinued their low end/higher sales volume x-ray machines, resulting in a decline in sales for our industrial PC. Cost of sales was $10.4 million for the six months ended June 30, 2006, or 90.3%, of sales compared to $7.6 million, or 83.0%, of sales for the corresponding six months ended June 30, 2005. The increase in the cost of sales as a percentage of net sales was due to the increase in sales of lower margin consumer computer products. As a result, gross margins for the six months ended June 30, 2006 were 9.7% compared to 17.0% for the six months ended June 30, 2005.

Operating expenses for the six months ended June 30, 2006 were $1.3 million, or 10.9% of sales, compared to $1.5 million, or 16.0% of sales, for the six months ended June 30, 2005. The decline in operating expenses is due to a $156,000 decrease in commission expenses as a result of lower sales of industrial computer products in the six months ended June 30, 2006 over 2005. Warehouse supplies declined $32,000 in the six months ended June 30, 2006 from the six months ended June 30, 2005.

The net result was a loss from operations for the contract manufacturing division was $145,000 for the six months ended June 30, 2006 compared to income from operations of $87,000 for the six months ended June 30, 2005.

RESULTS OF OPERATIONS—CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre- merged public entity, as well as general overall corporate expenses. During the three and six months ended June 30, 2006, corporate general and administrative costs totaled $.8 million and $1.5 million, respectively, compared to $.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2005, respectively. The general allowance for doubtful accounts increased $.3 million in the three and six months ended June 30, 2006 from the three and six months ended June 30, 2005. Professional fees and expenses associated with being a public company were unchanged at $.2 million and $.5 million for the three and six months ended June 30, 2006 and 2005.

Other income increased $.2 million due to the receipt of uncollected funds from the State of Pennsylvania from the pre-merged public entity.

The net result for corporate operations was a loss from operations of $.8 and $1.5 million for the three and six months ended June 30, 2006, respectively, compared to a loss from operations of $.5 and $1.1 million for the three and six months ended June 30, 2005, respectively.

Additionally, on May 23, 2006, we entered into agreements to receive approximately $8.1 million (after payment of certain fees) from certain institutional investors as a result of (i) such investors exercising certain of their existing warrants to purchase up to 1,095,815 shares of our common stock under the terms of such warrants for gross proceeds of approximately $4.3 million and (ii) the sale of units consisting of shares of our Series E convertible preferred stock and warrants to purchase shares of our common stock for aggregate gross proceeds of approximately $3.8 million. At the same time, the investors agreed to convert all 114,000 shares of our Series D preferred stock held by them at the conversion price of $4.16 per share. The transactions closed on May 25, 2006. The Series E preferred stock has an initial conversion price of $2.76 per share and is initially convertible into a total of 2,318,424 shares of our common stock. In connection with the agreements, we issued warrants to purchase (i) an aggregate of 1,095,815 shares of common stock at an exercise price of $2.76 per share, (ii) an aggregate of 1,159,208 shares of common stock at an exercise price of $3.58 per share, (iii) a floating number of shares of common stock at an exercise price of $0.01 per share, with the exact aggregate number shares to be determined by dividing $1,938,403 by the lowest of (A) $2.76 (as adjusted for stock splits, stock dividends, stock combinations and other similar events), (B) the closing price of our common stock on the trading day prior to the effective date of a registration statement covering the resale of the shares, (C) the closing price of our common stock on the trading day prior to the day shareholder approval is obtained pursuant to the terms of the Series E preferred stock, or (D) if the registration statement is not declared effective, the trading day prior to the day any shares of common stock issuable pursuant to such warrant can be sold under Rule 144. The exercise prices of all of the warrants are subject to adjustment if we issue shares of common stock, or securities convertible into shares of common stock, at an effective price less than the then-current exercise price of such warrantsThe warrants will expire on the fifth anniversary of the date that a registration statement covering the resale of the underlying shares of our common stock issuable upon the exercise of the warrants and conversion of the Series E preferred stock is declared effective. A $4.8 million non-cash preferred dividend was incurred as a result of the transaction.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, Global ePoint incurred a net loss of $2.1 million for the three months ended June 30, 2006, or $(.13) per share, and a net loss of $4.2 million, or $(.26) per share, for the six months ended June 30, 2006. The conversion of our Series D Preferred Stock and warrant exercise and simultaneous private placement sale of our Series E preferred stock generated a non-cash preferred dividend of $4.9 million resulting in a net loss applicable to common stockholders of $7.1 million, or $(.43) per share for the three months ended June 30, 2006, and a net loss applicable to common stockholders of $9.3 million, or $(.58) per share for the six months ended June 30, 2006 compared to non-cash preferred dividends of $.9 and $1.4 million in the three and six months ended June 30, 2005, respectively, resulting in a net loss applicable to common stockholders of $2.7 million, or $(.22) per share for the three months ended June 30, 2005, and a net loss applicable to common stockholders of $4.9 million, or $(.39) per share for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the six months ended June 30, 2006 was $4.2 million as compared to cash used by operations of $2.6 million for the corresponding period in 2005. In the six months ended June 30, 2006, the primary use of cash was funding the operating loss. For the six months ended June 30, 2005, the primary use of cash were $3.5 million from the net loss changes which was offset primarily by $1.1 million change in related party accounts receivable and payables.

Cash used in investing activities for the six months ended June 30, 2006 consisted of $.3 million compared to cash used of $1.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006 the cash was comprised of the payment of $.5 million on the note provided to Astrophysics, Inc. offset by of $.8 million of cash used for the acquisition of fixed assets and other intangibles. For the six months ended June 30, 2005, cash used for investing activities was comprised of a good faith deposit of $500,000 related to our letter of intent to purchase Astrophysics and an additional $500,000 note payable to Astrophysics as per the terms of the letter of intent.

The Company’s wholly-owned subsidiary, Best Logic, LLC, extended a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on December 15, 2006. As of June 30, 2006, a total of $965,000 is outstanding by Best Logic pursuant to the loan agreement.

Net cash provided by financing activities for the six months ended June 30, 2006 totaled $7.5 million as follows: the issuance of our Series E preferred stock provided $3.6 million, the proceeds from the exercise of stock warrants provided $4.4 million, and proceeds from the exercise of stock options provided $.7 million all of which were offset by $.3 million to pay in full a loan to complete the Tops acquisition, $.5 million reduction in loans to related parties and $.4 million to pay preferred stock dividends and redemptions. As of June 30, 2006, the total outstanding balance on loans from related parties was $1.6 million. Net cash provided by financing activities for the six months ended June 30, 2005 totaled $4.4 million. In March 2005 our contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements of which $700,000 was provided for operations as of June 30, 2005. In the second quarter of 2005, we completed the private placement sale of Series B and Series C preferred stock resulting in net proceeds of $4.6 million. This was offset by a reduction in borrowings from related parties in the amount of $1 million. As of June 30, 2005, the total outstanding balance on loans from related parties was $1.0 million.

On March 31, 2006, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) with Tops Digital Security, Inc. (“Tops”) pursuant to which, among other things, we acquired substantially all of the assets and certain liabilities of Tops solely in exchange for shares of our common stock. The shares of common stock comprising the purchase price are issuable in two installments. The first installment of 603,421 shares was issued at the closing date. The second installment of up to 375,000 shares is based on an earnout formula and is issuable on the 15 month anniversary of the closing of the acquisition. The number of shares issuable pursuant to the Purchase Agreement is subject to adjustment based on (i) the amount of liabilities assumed by us, (ii) the amount by which the net income generated by the Tops assets for the first 12 months following the closing date is less than $2,500,000, and (iii) the amount by which the volume-weighted average trading price of our common stock exceeds $4.00 per share for the 10 trading days preceding the 15 month anniversary of the closing date.

As of June 30, 2006, the Company had net working capital totaling $9 million. As a means of increasing our return on capital and avoiding the dilution and costs associated with financings, we generally attempt to minimize the amount of working capital our business requires. We believe that the funds provided by the recently completed financings in addition to cash generated by operations will provide adequate working capital to meet the needs for our current operations, capital expenditures, and commitments over the next 12 months. Additional funding may be required to the extent we exceed our current commitments. We will require further funding if we are to be successful in acquiring Astrophysics or completing other acquisitions should they occur; however, the amount and timing of such funding is contingent upon reaching agreements with the proposed acquisition candidates and accordingly is not yet determinable.

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

Our common stock is subject to potential delisting from the Nasdaq Capital Market. On July 19, 2006, we received a notice from the Listing Qualifications Staff of The Nasdaq Stock Market, Inc. that our common stock is subject to potential delisting from the Nasdaq Capital Market. The Staff’s determination to pursue the delisting of our common stock is based upon three factors: (1) shareholder approval issues arising from the Staff’s determination to aggregate our Series C, D, and E financings; (2) our failure to file “listing of additional share” forms for these financings on a timely basis; and (3) “public interest” concerns related to the foregoing violations.

We have requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff’s delisting determination and request continued listing on the Nasdaq Capital Market. The Panel has assigned us a September 7, 2006 hearing date. Our hearing request stays the delisting process and our common stock will therefore remain listed on the Nasdaq Capital market until the Listing Qualifications Panel renders a final written decision on our appeal, sometime after the hearing date.

At the Listing Qualifications Panel hearing we intend to demonstrate that we have taken steps to remediate any past shareholder approval and listing of additional share form violations. We further intend to argue that these remedial measures, when combined with definitive steps we are taking to ensure that similar violations do not occur in the future, alleviate any basis for future public interest concerns.

Although we believe that these arguments are meritorious and that we should remain listed on the Nasdaq Capital Market, there can be no guarantee that the Listings Qualification Panel will agree, or that our common stock will remain listed in the future.

If our appeal is unsuccessful and our common stock cannot be traded on the Nasdaq Capital Market, we will pursue listing on another principal exchange, such as the American Stock Exchange, or alternatively, our stock could be traded on secondary markets, such as the Over the Counter Bulletin Board. However, there can be no assurances as to when, or whether, we will be successful in finding an alternate trading market for our common stock.

If we transfer our listing to the OTC Bulletin Board or other secondary market, the liquidity and trading price of our common stock in the secondary market may be adversely affected, impairing our ability to raise necessary capital through equity or debt financing. We would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume. In addition, if our common stock is delisted, the regulatory burdens to which broker-dealers are subject may discourage them from effecting transactions in our common stock, further limiting the liquidity thereof.

We may require additional funding in the future to continue to operate our business. As of June 30, 2006, the Company had net working capital totaling $9 million, which we believe will provide adequate working capital to meet the needs for our current operations, capital expenditures, and commitments over the next 12 months when combined with cash generated by operations. However, continuing losses from operations and the possibility of increased expenses may cause us to require additional funding prior to that time. In addition, we will require further funding if we are to be successful in acquiring Astrophysics or completing other acquisitions should they occur; if any of these things occur and we are required to seek additional funding, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

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

We have a history of significant operating losses, and we may be unable to achieve profitability. We have a history of significant operating losses. For the six months ended June 30, 2006 and 2005, we incurred a net loss from operations of $4.3 and $3.5 million, respectively, and our operations used $4.2 million of cash and $2.6 million of cash during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had an accumulated deficit of $16 million. Over the past few years, the great majority of our revenue has been derived from our contract manufacturing operations, which tend to provide low margins. Our current focus is on the development of sales of our higher margin digital and aviation products, however, revenues from these two divisions totaled $4.0 million and $1.5 million in the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, we had a backlog of $9.0 million for orders for aviation products and we expect to achieve profitability in the fourth quarter of 2006 based on our expectation of increased sales of digital and aviation products. However, until such time as we are able to generate significantly increased sales of our digital and aviation products, we are likely to continue to incur losses from operations.

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, President and principal stockholder. During 2005 and the first six months of 2006 we purchased approximately $15.3 and $7.2 million, respectively, worth of products from these related parties. This represents 53% of our overall cost of goods for the year ended December 31, 2005 and six months ended June 30, 2006, respectively. In addition, during 2005 and the first six months of 2006, we sold approximately $18 and $7.5 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 55% and 49% of our overall sales for the year ended December 31, 2005 and first six months of 2006, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the six months ended June 30, 2006 and 2005, two and three customers accounted for 60% and 66%, respectively, of our sales. Two of these customers in 2006 and one of these customers in 2005 was a related party, accounting for 60% and 51%, respectively, of our sales. During the six months ended June 30, 2006 and 2005, two and three vendors accounted for 62% and 43%, respectively, of our purchases. Two of these vendors were related parties. Substantially all of our related party transactions are derived from our contract manufacturing division. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

Our issuance of preferred stock is dilutive to holders of our common stock, and could adversely affect holders of our common stock. Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders, subject to the rules of the applicable stock market. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. Currently, we have three series of preferred stock outstanding, C, D, and E, all of which may be converted into shares of our common stock at any time at the option of the holders, which will result in dilution to holders of our common stock. In addition, all of the preferred shareholders are entitled to receive dividends on their shares of preferred stock, and upon a liquidity event all classes of preferred stock are entitled to receive payment out of our assets before holders of our common stock. We are also required to redeem a portion of each series of our preferred stock periodically. The dividend and redemption payments may be made, at our option, in shares of our common stock or in cash.

As of June 30, 2006, there were 594,770 shares of Series C Preferred Stock outstanding, which are convertible into 594,770 shares of our common stock, 6,000 shares of Series D Preferred Stock outstanding, which are convertible into 72,115 shares of our common stock, and 127,977 shares of Series E Preferred Stock outstanding, which are currently convertible into 2,318,423 shares of our common stock. The conversion price of the Series C and Series D Preferred Stock is not adjustable except for standard anti-dilution adjustments relating to stock splits, combinations and similar events. However, the conversion price of our Series E Preferred Stock will be adjusted downward if we issue shares of common stock, or securities convertible into shares of common stock, at an effective price less than $2.76 per common share. If this occurs, the Series E Preferred Stock can be converted into a larger number of shares than stated above, resulting in even greater dilution to holders of our common stock. Upon a liquidity event, the holders of our Series C Preferred Stock and Series D Preferred Stock are entitled to be paid out of our assets available for distribution to the stockholders an amount equal to $2.80 per share and $4.16 per share, respectively, ahead of all shareholders except the holders of our Series E Preferred Stock. Upon a liquidity event, holders of our Series E Preferred Stock are entitled to receive $50.00 per share of Series E Preferred Stock ahead of all of our other stockholders. Except as required by law, holders of our preferred stock have no voting rights.

At this time we have no plans to issue additional shares or series of preferred stock. However, except to the extent required by applicable market rules, we may do so at any time without stockholder approval. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up of our affairs, or if we issue preferred stock that is convertible into shares of our common stock, or has voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our business strategy includes acquiring businesses from time to time in exchange for shares of our common stock, which results in dilution to our shareholders. Our business strategy involves engaging in strategic acquisitions from time to time to grow our business and expand our product offerings. We have traditionally issued shares of our common stock as consideration in past acquisitions, and we expect to do so in the future. Accordingly, our acquisition strategy is generally dilutive to holders of our common and preferred stock.

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

Our business strategy includes acquiring certain businesses and entering into joint ventures and strategic alliances. Failure to successfully integrate such businesses, joint ventures, or strategic alliances into our operations could adversely affect our business. In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc., AirWorks, Inc. in April 2004. We recently completed the acquisition of substantially all of the assets of and Tops Digital Security, Inc, and are continuing negotiations involving the proposed acquisition of Astrophysics. We may also make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. We are in the process of integrating the Tops assets with our own, and we may encounter unforeseen costs and other difficulties related to that process. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to effectively integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. We are continuing to evaluate our internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 which become effective in 2007. In the course of our evaluation, we have identified certain deficiencies in our internal controls over financial reporting, which we are addressing. The Merger and the subsequent acquisitions, described in Footnote 5 in the Notes of the Condensed Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, further, that such controls and procedures were effective as of June 30, 2006. The Company’s management has concluded that the deficiencies described above do not prevent the controls and procedures from being effective because management has identified the issues and is taking action to resolve them, other aspects of the Company’s business are not negatively impacted, and the controls and procedures are subject to continuous review by management. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

3(i).1	Certificate of Designation of Preferences and Rights of Series E Convertible Preferred Stock	Incorporated by reference to Exhibit 3(i).1 to Form 8-K filed on May 25, 2005

10.1	Standard Industrial/Commercial Lease, dated May 5, 2006, by and between the Company and Haitao Group, LLC, for property located at 350 Cheryl Lane, City of Industry, California	Filed herewith

10.2	Amendment (Series E Financing)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 25, 2005

10.3	Securities Purchase Agreement (Series E Financing)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 25, 2005

10.4	Registration Rights Agreement (Series E Financing)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 25, 2005

10.5	Form of Warrant A (Series E Financing)	Incorporated by reference to Exhibit 10.4 to Form 8-K filed on May 25, 2005

10.6	Form of Warrant B (Series E Financing)	Incorporated by reference to Exhibit 10.5 to Form 8-K filed on May 25, 2005

10.7	Form of Additional Warrant (Series E Financing)	Incorporated by reference to Exhibit 10.6 to Form 8-K filed on May 25, 2005

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350	Filed herewith

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: August 21, 2006	/s/ TORESA LOU
Toresa Lou,
Chief Executive Officer

Date: August 21, 2006	/s/ JOHN PAN
John Pan,
Chief Financial Officer and Chairman