Form 10QSB
period 2006-09-30
GLOBAL EPOINT INC
filed 2006-11-20
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 10, 2006, there were 19,383,047 shares of Common Stock ($.03 par value) outstanding.

Transitional Small Business Disclosure Format.    Yes ☐    No ☒

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

AS OF SEPTEMBER 30, 2006

(Thousands of dollars, except per share amounts)
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$4,544
Accounts receivable - related parties	4,496
Inventories	6,453
Other current assets	1,029

Total current assets	16,522

Property, plant and equipment, net	813
Card dispensing equipment and related parts	885
Goodwill	8,104
Other intangibles	2,344
Deposits and other assets	1,438

Total other assets	13,584

Total assets	$30,106

COMMITMENTS AND CONTINGENCIES (NOTES 10 through 12)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,415
Accounts payable - related parties	4,143
Accrued expenses	665
Customer deposits	407
Due to related parties	1,019
Due to stockholder	1,290
Loans payable	6,922

Total current liabilities	16,861

NON-CURRENT LIABILITIES	2,000

Total liabilities	18,861

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 2,000,000 aggregate shares authorized
Series C Preferred stock 1,250,004 shares issued, 501,917 shares outstanding aggregate liquidation preference $1,405,000	379
Series D Preferred stock 120,000 shares issued, 5,500 shares outstanding aggregate liquidation preference $275,000	182
Series E Preferred stock 127,977 shares issued, 117,314 shares outstanding aggregate liquidation preference $5,866,000	430
Common stock, $.03 par value, 50,000,000 shares authorized and 19,413,812 shares issued and outstanding	581
Paid-in capital	28,914
Accumulated deficit	(19,241)

Total stockholders’ equity	11,245

Total liabilities and stockholders’ equity	$30,106

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Thousands of dollars, except per share amounts)	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Sales	$3,077	$2,783	$11,074	$10,629
Sales-related parties	7,060	6,665	14,600	9,471

Total net sales	10,137	9,448	25,674	20,100

Cost of sales	2,639	2,083	9,055	8,100
Cost of sales - related parties	6,812	6,378	14,045	9,042

Total cost of sales	9,451	8,461	23,100	17,142

Gross profit	686	987	2,574	2,958

Operating expenses:
Selling and marketing	804	746	2,173	2,377
General and administrative	2,621	1,742	6,648	4,696
Research and development	389	290	978	970
Depreciation and amortization	128	102	348	299

Total operating expenses	3,942	2,880	10,147	8,342

Loss from operations	(3,256)	(1,893)	(7,573)	(5,384)
Other income (expense)	(27)	19	103	21

Loss before income tax provision	(3,283)	(1,874)	(7,470)	(5,363)
Income tax provision	—	4	—	17

Net loss	(3,283)	(1,878)	(7,470)	(5,380)
Preferred stock dividend	(159)	(590)	(5,235)	(1,962)

Net loss applicable to common stockholders	$(3,442)	$(2,468)	$(12,705)	$(7,342)

Loss per share - basic	$(0.18)	$(0.19)	$(0.75)	$(0.58)

Loss per share - fully diluted	$(0.18)	$(0.19)	$(0.75)	$(0.58)

Weighted average shares and share equivalents	19,199	13,288	17,028	12,672

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(Thousands of dollars)	2006	2005
CASH FLOWS (USED)/PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(7,470)	$(5,380)
Adjustments to reconcile net loss to net cash flows
(used)/provided by operating activities:
Depreciation and amortization	348	299
Provision for bad debts	329	65
Stock based compensation	721	131
Increase/(decrease) in cash from changes in:
Accounts receivable	137	22
Accounts receivable - related parties	(1,930)	(3,118)
Inventory	(879)	(1,107)
Other current assets	6	(44)
Accounts payable	(981)	374
Accounts payable - related parties	1,768	3,540
Accrued expenses	(202)	24
Customer deposits	340	(59)

Net cash used by operating activities	(7,813)	(5,253)

CASH FLOWS PROVIDED/(USED) BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(207)	(179)
Goodwill and other intangibles	(710)	(195)
Decrease in /(additions to) other assets	413	(1,412)

Net cash used by investing activities	(504)	(1,786)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	1,674	1,046
Net borrowings from related parties	167	(644)
Advances from stockholder	53	—
Proceeds from exercise of stock options	731	1,083
Net proceeds from preferred stock offerings	3,594	3,476
Net proceeds from the exercise of stock warrants	2,465	1,141
Preferred stock dividend payments	(304)	—
Preferred stock redemption	(843)	—

Net cash provided by financing activities	7,537	6,102

NET DECREASE IN CASH AND CASH EQUIVALENTS	(780)	(937)
CASH AND CASH EQUIVALENTS, beginning of period	780	937

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$1,828	$1,962

Preferred stock dividend	$2,991	$—

Increase in preferred stock dividend payable	$154	$—

Preferred stock reclassified to short term debt	$5,941	$—

Tops Digital Security, Inc. acquisition	$2,003	$—

Compensation on consulting agreement	$175	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Preferred Stock		Common Stock		Additional Paid in Capital	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
(Thousands of dollars and shares)	Shares	Amount	Shares	Amount
Balances - December 31, 2005	976	$5,638	15,327	$460	$21,778	$(11,770)	$16,106
Common stock issued upon options exercise	—	—	586	17	714	—	731
Common stock and option based compensation	—	—	100	3	891	—	894
Common stock issued upon warrants exercise	—	—	1,096	33	699	—	732
Common stock issued for acquisitions	—	—	603	18	1,985	—	2,003
Series E Preferred stock issued May 25, 2006, net of $108 in related costs	128	3,561	—	—	—	1,828	5,389
Warrants:
Issued with Series E Preferred Stock offering	—	—	—	—	1,114	572	1,686
Issued to induce conversion of warrants	—	—	—	—	1,734	1,855	3,589
Preferred stock conversions	(406)	(4,333)	1,639	48	3,222	556	(507)
Preferred stock redemptions	(73)	(435)	—	—	(297)	—	(732)
Preferred stock reclassified to short term debt		(3,440)	—	—	(2,501)	—	(5,941)
Net loss	—	—	—	—	—	(7,470)	(7,470)
Preferred stock dividend	—	—	63	2	(425)	(4,812)	(5,235)

Balances - September 30, 2006	625	$991	19,414	$581	$28,914	$(19,241)	$11,245

See accompanying notes to condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2006

1.	Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Accounting for stock options In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment” which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company uses the Black Scholes model, including an estimated 3% forfeiture rate, to calculate the estimated cost of the employee stock options at the time of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period).

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under the modified-prospective transition method prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation”. The Company recorded expenses for stock based compensation of $643 thousand and $689 thousand for the three and nine months ended September 30, 2006, respectively.

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

The following table illustrates the pro forma effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005:

	For the three months ended September 30 2005	For the nine months ended September 30 2005
As reported, net loss applicable to common stockholders	$(2,468)	$(7,342)
Stock-based employee compensation determined under the fair value method, net of related tax effects	—	—

Pro forma	$(2,468)	$(7,342)

Loss per common share, basic and fully diluted:
As reported	$(0.19)	$(0.58)
Pro forma	$(0.19)	$(0.58)

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share. The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. Accordingly shares underlying options, warrants, and preferred stock conversions, aggregating approximately 9.3 million shares, have not been included as they are anti-dilutive.

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended September 30, 2006:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(3,442)	19,199	$(0.18)
For the three months ended September 30, 2005:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(2,468)	13,288	$(0.19)

For the nine months ended September 30, 2006:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(12,705)	17,028	$(0.75)

For the nine months ended September 30, 2005:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(7,342)	12,672	$(0.58)

3.	Inventories

Inventories consisted of the following as of September 30, 2006 (in thousands):

Computer component parts	$2,141
Video and data recording component parts	2,830
Cockpit door surveillance system and wire harness component parts	1,482

Total	$6,453

4.	Property and equipment

Property and equipment consisted of the following as of September 30, 2006 (in thousands):

Furniture and equipment	$476
Computer equipment and software	368
Building improvements	489
Tooling and demo units	34
Vehicles	118

Totals	1,485
Less accumulated depreciation	(672)

Property and equipment, net	$813

5.	Goodwill and Intangible Assets

The Company has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At September 30, 2006 the net amount of $10.4 million of goodwill and intangible assets represented 35% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $8.1 million of goodwill; $3.2 million resulted from the reverse acquisition involving McDigit, Inc., Best Logic LLC, and the Company (“the Merger”), $2.8 million from the acquisition of assets of Airworks, in April 2004, $300,000 from the acquisition of the assets of Perpetual, in April 2004 and effective April 2006, $1.8 million from the acquisition of the assets of Tops Digital Security which may be adjusted upon final allocation of the purchase price. Of the total goodwill $3.8 million has been allocated to the digital technology division, $2.8 million to the aviation division, and $1.5 million to the contract manufacturing division. The goodwill arising from the Merger and the foregoing acquisitions, excluding Tops, was subject to the annual impairment test in August 2006. The goodwill arising from Airworks and Perpetual acquisitions was subject to the annual impairment test as of June 30, 2006. Application of the discounted cash flow methodology to management assumptions did not identify any impairment to the goodwill. No impairment to goodwill was identified; therefore, no loss was charged to operations. The Company continually monitors its operations for any potential indicators of impairment of goodwill and intangible assets and has determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

6.	Business concentrations

Sales and purchases For the three months ended September 30, 2006 and 2005, two and three customers accounted for 79% and 84% of the Company’s sales, respectively. For the nine months ended September 30, 2006 and 2005 two and three customers, respectively, accounted for 67% and 66% of the Company’s sales, respectively, and 45% of the accounts receivable as of September 30, 2006. For the three months ended September 30, 2006 and 2005, two and four vendors, respectively, accounted for 76% and 78% of the Company’s purchases, respectively. For the nine months ended September 30, 2006 and 2005, two and four vendors, respectively, accounted for 68% and 65% of the Company’s purchases, respectively, and 63% of the accounts payable as of September 30, 2006. A substantial amount of the above sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer, and principal stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $92,000 and $105,000 for the three months ended September 30, 2006 and 2005, respectively, and $308,000 and $320,000 for the nine months ended September 30, 2006 and 2005, respectively. Rental costs for manufacturing and assembly equipment were approximately $21,000 for the three months ended September 30, 2006 and 2005, and $64,000 for the nine months ended September 30, 2006 and 2005.

Loans Payable In June 2004, the Company borrowed $1,000,000 from Mr. John Pan, the Company’s Chairman, Chief Financial Officer, and principal stockholder. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 8.25% as of September 30, 2006. The Company is required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2006. Additionally, Mr. Pan, has other loans totaling $145,000 to the Company. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes, the terms of which will be subject to Board approval.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer, and principal stockholder, Mr. John Pan (“Related Parties”). There can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are through our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and therefore, can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of September 30, 2006 were as follows:

(Thousands of dollars)	As of September 30, 2006
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$3,450
(C) (100% owned by CFO/Chairman)	35
(D) (95% owned by CFO/Chairman)	1,011

Total	$4,496

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$736
(C) (100% owned by CFO/Chairman)	2
(D) (95% owned by CFO/Chairman)	4,424

Total	$5,162

	For the three months ended September 30,		For the nine months ended September 30,
(Thousands of dollars)	2006	2005	2006	2005
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$5,056	$4,779	$10,253	$6,024
(C) (100% owned by CFO/Chairman)	—	—	—	—
(D) (95% owned by CFO/Chairman)	1,507	1,442	3,579	2,725

Total	$6,563	$6,221	$13,832	$8,749

8.	Pending and Completed Acquisitions

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

The Company operates in three business segments; marketing, developing and distributing advanced digital technology products related to digital video, audio and data transmission and recording products (digital technology), flight support business including aircraft electronics and communications systems (aviation) and the assembly and distribution of computer systems, digital video recorders and computer related components (contract manufacturing). The Corporate category primarily relates to activities associated with income and expense of non-core continuing business of the pre-merged public entity. The Company evaluates segment performance based on loss before income tax provision and total assets. All inter-company transactions between segments have been eliminated. Information with respect to the Company’s loss before income tax provision by segment is as follows:

For the three months ended September 30, 2006

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$387	$1,064	$8,686	$—	$10,137
Cost of sales	316	1,071	8,064	—	9,451

Gross profit	71	(7)	622	—	686
Operating expenses	1,313	653	661	1,315	3,942

Income (loss) from operations	(1,242)	(660)	(39)	(1,315)	(3,256)
Other income (expense)	(27)	—	—	—	(27)

Loss before income tax provision	$(1,269)	$(660)	$(39)	$(1,315)	$(3,283)

Total assets as of September 30, 2006	$7,003	$9,933	$7,920	$5,250	$30,106

For the three months ended September 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$224	$707	$8,517	$—	$9,448
Cost of sales	154	450	7,857	—	8,461

Gross profit	70	257	660	—	987
Operating expenses	878	561	742	699	2,880

Income (loss) from operations	(808)	(304)	(82)	(699)	(1,893)
Other income (expense)	1	—	2	16	19

Loss before income tax provision	$(807)	$(304)	$(80)	$(683)	$(1,874)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

For the nine months ended September 30, 2006

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$1,013	$4,386	$20,275	$—	$25,674
Cost of sales	736	3,831	18,533	—	23,100

Gross profit	277	555	1,742	—	2,574
Operating expenses	3,349	2,074	1,924	2,800	10,147

Income (loss) from operations	(3,072)	(1,519)	(182)	(2,800)	(7,573)
Other income (expense)	(55)	—	(27)	185	103

Loss before income tax provision	$(3,127)	$(1,519)	$(209)	$(2,615)	$(7,470)

Total assets as of September 30, 2006	$7,003	$9,933	$7,920	$5,250	$30,106

For the nine months ended September 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$966	$1,493	$17,641	$—	$20,100
Cost of sales	649	1,060	15,433	—	17,142

Gross profit	317	433	2,208	—	2,958
Operating expenses	2,752	1,634	2,202	1,754	8,342

Income (loss) from operations	(2,435)	(1,201)	6	(1,754)	(5,384)
Other income (expense)	4	—	1	16	21

Income (loss) before income tax provision	$(2,431)	$(1,201)	$7	$(1,738)	$(5,363)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

10.	Preferred Stock and Common Stock Warrants

Series C Preferred Stock

On June 8, 2005, the Company completed the private placement sale to ten institutional investors of units consisting of shares of Series C Convertible Preferred Stock and warrants to purchase shares of common stock for aggregate gross proceeds of $3.5 million. Related issuance costs of approximately $237,000 resulted in net proceeds of approximately $3.3 million. Pursuant to the Securities Purchase Agreement, the Company collectively issued to the investors 1,250,004 shares of Series C preferred stock at a price of $2.80 per share of which 748,087 shares have been converted into common stock or redeemed since issuance. The Series C preferred stock is convertible into shares of common stock at $2.80 per share. The Company also granted to the investors warrants to purchase 625,004 shares of common stock over a three year period at an exercise price of $3.50 per share. The $3.50 per share purchase price, the conversion ratio of the Series C preferred stock, and the exercise price of the warrants are not subject to adjustment, except for standard anti-dilution relating to stock splits, combinations and the like. In accordance with applicable accounting guidelines, management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black-Scholes model to compute the fair value of the warrants assuming 85.6% volatility and 3.60% risk free rate which resulted in an $869,000 fair value for the 687,504 warrants issued. The warrants have an exercise price $3.50 per share. The remaining $2.4 million was allocated to the Series C preferred stock resulting in an effective conversion price for the embedded options contained within the Series C preferred stock of $2.10 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $575,000 beneficial conversion to the holders of the Series C preferred stock. The beneficial conversion was treated as a non-cash preferred stock dividend.

Holders of the Series C preferred stock are entitled to receive dividends in the amount of six percent (6%) per annum, payable semiannually starting December 31, 2005. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The Company was required to redeem the Series C preferred stock on a monthly basis beginning in March 2006, at a rate of 1/30th of the outstanding shares per month. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series C preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series C preferred stock subject to mandatory redemption ($42 thousand) has been classified as short term debt as of September 30, 2006, and are included in loans payable on the accompanying consolidated balance sheet.

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 501,917 shares of Series C preferred stock. Beginning September 29, 2006, we have received demands for redemption on an aggregate 287,508 Series C preferred shares with an aggregate redemption amount of $805,022 plus $12,210 accrued but unpaid dividends . If the holders of all Series C preferred shares outstanding as of September 30, 2006 request redemption, the aggregate redemption amount of all Series C preferred shares outstanding as of September 30, 2006 would be $1.4 million, plus $21 thousand of accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election. The preferred shares subject to redemption were reclassified as liabilities and are included in loans payable on the accompanying consolidated balance sheet.

H.C. Wainwright & Co., a NASD registered broker dealer, acted as placement agent in connection with the private placement. The Company agreed to pay H.C. Wainwright placement agent fees consisting of $175,000 in cash, plus warrants to purchase up to 62,500 shares of its common stock over a three year period at an exercise price of $3.50 per share.

Series D Preferred Stock

On November 7, 2005 the Company completed the sale of its Series D convertible preferred stock and warrants to purchase common stock to five institutional investors for gross proceeds to the Company of $6 million. Related issuance costs of approximately $258,000 resulted in net proceeds of approximately $5.7 million. The Company issued 120,000 shares of Series D Preferred Stock convertible into shares of the Company’s common stock at the rate of $4.16 per share of which 114,500 shares have been converted to common stock. The Company also issued warrants (“A warrants”) to purchase 721,157 shares of the Company’s common stock at $4.33 per share. The Company also granted the investors the right to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock (“B warrants”) at the purchase price of $5.25 per share along with warrants (“C warrants”) to purchase 721,157 shares of the Company’s common stock at $6.00 per share. The C warrants were only exercisable upon the exercise of the B warrants. The B and C warrants have expired unexercised. Neither the $4.16 per share conversion price in the Series D Preferred Stock nor the exercise price of the warrants are subject to adjustment, except for standard anti-dilution relating stock splits, combinations and the like.

Holders of the Series D Preferred Stock are entitled to receive dividends, payable semi-annually, in the amount of six percent (6%) per year. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. The Company must redeem the Series D preferred stock, on a quarterly basis, which began August 2006, at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends and is payable in cash or, at the Company’s option, shares of its common stock. In addition, the Company may choose to redeem the Series D preferred stock at any time at a price equal to 105% of the purchase price, plus all related accrued and unpaid dividends.

In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series D preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, at the time the related mandatory redemption requirements have been met, the shares will be reclassified as liabilities. Management used the Black-Scholes model to compute the fair value of the warrants assuming 94.5% volatility and 4.46% risk free rate which resulted in an $1.8 million fair value for the warrants and options issued. No value was assigned to the C warrants given the contingent nature of such warrants. The remaining $3.9 million was allocated to the Series D preferred stock resulting in an effective conversion price for the embedded options contained within the Series D preferred stock of $2.85 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $692,000 beneficial conversion to the holders of the Series D preferred stock. The beneficial conversion was treated as a non-cash preferred stock dividend.

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

As of September 30, 2006, we had received no demands for the redemption of our Series D preferred shares. If the holders of all Series D preferred shares outstanding as of September 30, 2006 request redemption, the aggregate redemption amount of all Series D preferred shares outstanding as of September 30, 2006 would be $275,000, plus $4,171 of accrued but unpaid dividends.

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

The conversion of the Series D preferred stock and issuance of the Series E preferred stock and warrants was accounted for according to EITF Topic No. D-42 “The Effect on the calculation of EPS for the redemption of induced conversion of preferred stock”. Consequently, the fair value of all securities and other consideration transferred in the issuance of the Series E convertible preferred stock over the fair value of securities issuable pursuant to the original conversion terms of the Series D preferred stock was subtracted from net earnings to arrive at net earnings available to common shareholders. Management used the Black-Scholes model to compute the fair value of the warrants assuming 84.6% volatility and 4.95% risk free rate which resulted in a $1.7 million fair value for the warrants. The non-cash charge of $3.0 million, of which $1.8 million is considered a beneficial conversion to the holders of the Series E preferred stock, is included in preferred stock dividends in the consolidated statement of operations for the nine months ended September 30, 2006.

Holders of the Series E preferred stock are entitled to receive dividends payable semi-annually, beginning June 30, 2006. The dividends are calculated on a floating rate of London Interbank Offer Rate (“Libor”) plus 3.00% such rate to be set two business days prior to the beginning of the applicable dividend period. The initial dividend rate was established at 8.0813%. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company began redeeming the Series E preferred stock on a quarterly basis in September 2006 at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series E preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, at the time the related mandatory redemption requirements have been met, the shares will be reclassified as liabilities. Additionally, in accordance with the guidelines from the SEC’s Current Accounting and Disclosure Issues in the Division of Corporate Finance on December 1, 2005, the warrants have been classified as equity in the condensed consolidated balance sheet.

The Company is subject to 1% liquidated damages to the extent the registration statement for the underlying shares is not declared effective by the SEC as of August 21, 2006. The liquidated damages are payable monthly until such time as the registration statement is declared effective or the shares may be sold without restriction pursuant to Rule 144(k) under the Securities Act. The SEC has not declared the registration statement effective and the Company may be subject to liquidated damages in the aggregate amount of $46,000 as of September 30, 2006. The rights of the holders of the Series E preferred stock are senior to the rights of the holders of the Series C and D preferred stock.

There are outstanding 117,314 shares of Series E preferred stock. Beginning September 29, 2006, we have received demands for redemption on an aggregate of 101,878 Series E preferred shares with an aggregate redemption amount of $5,093,900 plus $123,751 accrued but unpaid dividends. If the holders of all Series E preferred shares outstanding as of September 30, 2006 request redemption, the aggregate redemption amount of all Series E preferred shares outstanding as of September 30, 2006 would be $5.9 million, plus $124 thousand of accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election. The preferred shares subject to redemption were reclassified as liabilities and are included in loans payable on the accompanying consolidated balance sheet.

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

The conversion of the warrants and issuance of the warrants B and C was accounted for according to EITF Topic No. D-42 “The Effect on the calculation of EPS for the redemption of induced conversion of preferred stock”. Consequently, the fair value of the issuance of the warrants B and C over the fair value of securities issuable pursuant to the original conversion terms of the converted warrants was subtracted from net earnings to arrive at net earnings available to common shareholders. Management used the Black-Scholes model to compute the fair value of the warrant C assuming 84.6% volatility and 4.95% risk free rate which resulted in a $1.7 million fair value for the warrants. The warrant B was valued at its fixed dollar amount of $1.9 million. The non-cash charge of $1.8 million is included in preferred stock dividends in the consolidated statement of operations for the nine months ended September 30, 2006.

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

Effective June 15, 2006 the Company’s wholly-owned subsidiary, Best Logic, LLC, extended a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on December 15, 2006. As of September 30, 2006, a total of $965,000 is outstanding by Best Logic pursuant to the loan agreement.

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

On November 10, 2006, the Company was served with a complaint naming the Company’s directors as co-defendants in a shareholder derivative lawsuit. The complaint alleges that the directors of the Company have committed breaches of their fiduciary duties and engaged in abuse of control, corporate waste, unjust enrichment, gross mismanagement and violations of applicable Nasdaq marketplace rules in connection with the Company’s placement of the Series E preferred stock and associated warrants in May 2006. In addition, the complaint alleges that the Company’s Chairman of the Board, Johnny Pan, engaged in insider trading in July and August of 2005. The complaint also alleges that the defendant directors caused the Company to issue false and misleading statements of material facts concerning, among other things, the Company’s forecasted revenue and earnings. The plaintiffs seek monetary damages for all losses suffered by them as a result of the alleged misconduct and injunctive orders directing (i) the defendants to disgorge all profits and special benefits obtained by way of their alleged misconduct, including salaries, bonuses, stock options and proceeds from any stock sales, (ii) the Company reform and improve its corporate governance and internal control procedures to apply with applicable law, and (iii) the implementation of constructive trusts over any proceeds from the defendants’ wrongful sales of the Company’s common shares.

Daryl F. Gates has been appointed to the office of President of Global ePoint, Inc. (the “Company”), effective November 20, 2006, replacing John Pan. Mr. Gates is a member of the Company’s Board of Directors. As compensation for his services as President of the Company, Mr. Gates will receive options to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.60 per share, vesting at a rate of 10,000 shares per month beginning on November 20, 2006. The options will be issued pursuant to the Company’s 2005 Stock Incentive Plan and will expire on November 13, 2011.

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

For the three months ended September 30, 2006

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$387	$1,064	$8,686	$—	$10,137
Cost of sales	316	1,071	8,064	—	9,451

Gross profit	71	(7)	622	—	686
Operating expenses	1,313	653	661	1,315	3,942

Income (loss) from operations	(1,242)	(660)	(39)	(1,315)	(3,256)
Other income (expense)	(27)	—	—	—	(27)

Loss before income tax provision	$(1,269)	$(660)	$(39)	$(1,315)	$(3,283)

Total assets as of September 30, 2006	$7,003	$9,933	$7,920	$5,250	$30,106

For the three months ended September 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$224	$707	$8,517	$—	$9,448
Cost of sales	154	450	7,857	—	8,461

Gross profit	70	257	660	—	987
Operating expenses	878	561	742	699	2,880

Income (loss) from operations	(808)	(304)	(82)	(699)	(1,893)
Other income (expense)	1	—	2	16	19

Loss before income tax provision	$(807)	$(304)	$(80)	$(683)	$(1,874)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

For the nine months ended September 30, 2006

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$1,013	$4,386	$20,275	$—	$25,674
Cost of sales	736	3,831	18,533	—	23,100

Gross profit	277	555	1,742	—	2,574
Operating expenses	3,349	2,074	1,924	2,800	10,147

Income (loss) from operations	(3,072)	(1,519)	(182)	(2,800)	(7,573)
Other income (expense)	(55)	—	(27)	185	103

Loss before income tax provision	$(3,127)	$(1,519)	$(209)	$(2,615)	$(7,470)

Total assets as of September 30, 2006	$7,003	$9,933	$7,920	$5,250	$30,106

For the nine months ended September 30, 2005

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$966	$1,493	$17,641	$—	$20,100
Cost of sales	649	1,060	15,433	—	17,142

Gross profit	317	433	2,208	—	2,958
Operating expenses	2,752	1,634	2,202	1,754	8,342

Income (loss) from operations	(2,435)	(1,201)	6	(1,754)	(5,384)
Other income (expense)	4	—	1	16	21

Income (loss) before income tax provision	$(2,431)	$(1,201)	$7	$(1,738)	$(5,363)

Total assets as of September 30, 2005	$3,761	$6,210	$12,495	$5,795	$28,261

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Three Months Ended September 30, 2006 Compared to September 30, 2005

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

Our digital technology division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications to target what we believe to be high growth, high margin markets. We acquired substantially all of the assets of Tops Digital Security, Inc. (“Tops”), as of April 1, 2006, as a means of continuing our commitment to expand our product offerings. Tops is a solutions provider for large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The developmental nature of this division requires that we make regular investments in new products, staff our sales team and infrastructure, establish our distribution channels, build relationships with customers and potential customers, market our products, and commit other resources to growing this business. Because we have continued to make such investments, our financial results continue to show losses and we expect that such losses will continue in the short term due to the costs associated with integrating new businesses and products with our existing infrastructure.

Revenues for the digital technology division for the three months ended September 30, 2006 totaled $387,000, which compared to $224,000 for the three months ended September 30, 2005. The increase in revenues is due to revenues from the acquisition of Tops. Gross margins for the three months ended September 30, 2006 were 18% compared to 31% for the three months ended September 30, 2005. The decrease in gross margins is due to an increase in the sales mix of our lower margin video surveillance products within our fixed digital video surveillance product offerings.

Operating expenses increased to $1.3 million for the three months ended September 30, 2006 from $.9 million for the three months ended September 30, 2005. Operating expenses increased $405,000 due to the acquisition of Tops which consisted of $93,000 selling expenses, $193,000 general and administrative expenses and $118,000 for research and development costs. Continuing our emphasis on product development, we established an R&D facility in Korea to facilitate the development of the high end Tops product line.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $1.2 million for the quarter ended September 30, 2006 compared to a loss from operations of $.8 million for the quarter ended September 30, 2005.

For the Nine Months Ended September 30, 2006 Compared to September 30, 2005

Revenues for the digital technology division for the nine months ended September 30, 2006 and 2005 totaled $1 million. Revenues increased $445,000 of which $318,000 is due to the acquisition of Tops additionally, sales from our mobile digital products increased $127,000. The increase in sales from the Tops line and our mobile digital products was offset by a $398,000 decline in sales of our fixed digital video surveillance products. Gross margins were 27% for the nine month periods ended September 30, 2006 compared to 33% for the nine months ended September 30, 2005. The decline in gross margin is due to the increase in the sales mix of our lower margin products within our fixed digital video surveillance product offerings.

Operating expenses increased to $3.3 million for the nine months ended September 30, 2006 from $2.8 million for the nine months ended September 30, 2005. Operating expenses increased $715,000 due to the acquisition of Tops which consisted of $195,000 selling expenses, $366,000 general and administrative expenses and $154,000 for research and development costs associated with our establishment of an R&D facility in Korea to facilitate the development of the high end Tops product line. Additionally rent expenses increased $46,000 and insurance expenses increased $40,000. The increases in expenses were offset by a decrease in other research and development costs of $146,000 and $76,000 decrease in other personnel and related selling expenses.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $3.1 million for the nine months ended September 30, 2006 compared to a loss from operations of $2.4 million for the nine months ended September 30, 2005.

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Three Months Ended September 30, 2006 Compared to September 30, 2005

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

In the fourth quarter of 2005, we expanded our aircraft modification and maintenance services for interior cabin refurbishment and exterior painting. Although these services have a lower profit margin relative to our other product lines, we commenced providing these maintenance services on the belief that they could provide Global ePoint with an attractive value added sales opportunity for surveillance and/or EFB and IFE products to the customer for installation while maintenance work is being performed. We also believed improvements in efficiencies and costs for the operations would provide for a profitable business line. These improvements have not materialized, therefore, we expect to complete our current backlog for maintenance services by the end of 2006 and terminate our maintenance operation at that time.

Our backlog, as of September 30, 2006, was $7.3 million. To a large extent the backlog relates to modification and retrofit services for a Latin American airline, of which, a significant portion relates to IFE equipment. Installation of the IFE equipment requires FAA certification which is in the final stages of completion. Current long lead times on certain components required to complete production units have resulted in delays in our installation schedule. Additionally, the approaching holiday season limits the ability of our customer to take aircraft out of service. We are negotiating a revised installation schedule and do not expect to begin installation until early 2007.

Revenues for the three months ended September 30, 2006 totaled $1.1 million compared to $.7 million for the three month period ended September 30, 2005. The increase in sales is the result of an increase of $257,000 of wire and harnesses and $63,000 increase in sales of CDSS and components. Cost of goods sold was $1.1 million for the three months ended September 30, 2006 compared to $.5 million for the three months ended September 30, 2005. The increase in cost of goods sold is due to the increase $486,000 increase in costs associated with our maintenance services operations and $87,000 increase in component costs for CDSS and wire and harnesses commensurate with the increase in sales for these products. Gross margins for the quarter ended September 30, 2006 were 0% compared to 34% for the quarter ended September 30, 2005. Maintenance services are a new business line begun in the fourth quarter of 2005. Expected improvements in efficiencies and costs for maintenance services have not materialized resulting in the decline in gross margin. We expect to complete our current backlog for maintenance services by the end of 2006 and terminate our maintenance operation at that time.

Operating expenses totaled $653,000 for the three months ended September 30, 2006 compared to $561,000 for the three months ended September 30, 2005. The increase in operating expenses is due to a $36,000 increase in administrative personnel to support the increased sales, $92,000 increase in operating expenses related to our maintenance services operation which was established in the fourth quarter of 2005. Additionally, we moved the aviation corporate operations to a new facility beginning June 2006 which resulted in a $41,000 increase in rent expense due to rent related to our previous facility whose lease was cancelled in August 2006. These increases in operating expenses were offset by $83,000 decrease in advertising and promotion, travel and entertainment expenses due to cost reductions from participation in trade shows in 2006.

As a result of the foregoing, the aviation division’s loss from operations was $660,000 for the quarter ended September 30, 2006 compared to $304,000 loss from operations for the quarter ended September 30, 2005.

For the Nine Months Ended September 30, 2006 Compared to September 30, 2005

Revenues for the nine months ended September 30, 2006 totaled $4.4 million compared to $1.5 million for the nine month period ended September 30, 2005. The increase in sales is the result of an increase in aircraft maintenance services of $2.1 million, $.6 million in sales of modification equipment, and a $.3 million increase in sales of wire and harnesses. Cost of goods sold was $3.8 million for the nine months ended September 30, 2006 compared to $1.1 million for the nine months ended September 30, 2005. The increase in cost of goods sold is due to maintenance services operations. Gross margins for the nine months ended September 30, 2006 were 13% compared to 29% for the nine months ended September 30, 2005. The decline in margins was due to the increase in lower margin maintenance services. We believe our overall gross margins will improve as our mix of business moves to equipment deliveries which have a higher margin.

Operating expenses totaled $2.1 million for the nine months ended September 30, 2006 compared to $1.6 million for the nine months ended September 30, 2005. The increase is primarily due to additional costs associated with the maintenance services operation which was established in the fourth quarter of 2005, including $87,000 in insurance expenses and $326,000 for permanent and temporary labor and labor related costs to support the new operations. Additionally, we moved the aviation corporate operations to a new facility beginning June 2006 which resulted in a $58,000 increase in rent expense due to rent related to our previous facility whose lease was cancelled in August 2006. These increases in operating expenses were offset by $94,000 decrease in advertising and promotion, travel and entertainment expenses due to cost reductions from participation in trade shows in 2006.

As a result of the foregoing, the aviation division incurred a loss from operations of $1.5 million for the nine months ended September 30, 2006 compared to a loss from operations of $1.2 million for the nine months ended September 30, 2005.

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

For the Three Months Ended September 30, 2006 Compared to September 30, 2005

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

Net sales for the three months ended September 30, 2006 increased to $8.7 million from $8.5 million in the three months ended September 30, 2005. The increase in net sales was primarily due to the increase in sales of consumer computer products to $7.2 million in the quarter ended September 30, 2006 from $7.0 million in the quarter ended September 30, 2005. Sales of industrial computer products were $1.5 million in the three months ended September 30, 2006 and 2005. Cost of sales was $8.1 million for the three months ended September 30, 2006, or 92.8%, of sales compared to $7.9 million, or 92.3%, of sales for the corresponding quarter ended September 30, 2005. As a result, gross margins were 7.2% for the quarter ended September 30, 2006 compared to 7.7% for the quarter ended September 30, 2005.

Operating expenses for the three months ended September 30, 2006 were $661,000, or 7.6% of sales, compared to $742,000, or 8.7% of sales, for the three months ended September 30, 2005. An improvement in operating efficiencies resulted in a decline in operating expenses of $40,000 for production labor and $43,000 in administrative and sales personnel expenses in the three months ended September 30, 2006 over 2005.

The net result was a loss from operations for the contract manufacturing division of $39,000 for the three months ended September 30, 2006 compared to loss from operations of $82,000 for the three months ended September 30, 2005.

For the Nine Months Ended September 30, 2006 Compared to September 30, 2005

Net sales for the nine months ended September 30, 2006 increased to $20.3 million from $17.6 million in the nine months ended September 30, 2005. The increase in net sales was primarily due to the increase in sales of consumer computer products to $15.1 million in the nine months ended September 30, 2006 from $10.5 million in the nine months ended September 30, 2005. The increase in sales of consumer computers was offset by a decrease in sales of industrial computer products to $5.1 million in the nine months ended September 30, 2006 compared to $7.0 million in the nine months ended September 30, 2005. The decline in industrial computer sales is primarily due to the decline in sales from one of our major customers. The customer’s product line has moved to high end/lower sales volume x-ray machines and discontinued their low end/higher sales volume x-ray machines, resulting in a decline in sales for our industrial PC. Cost of sales was $18.5 million for the nine months ended September 30, 2006, or 91.4%, of sales compared to $15.4 million, or 87.5%, of sales for the corresponding nine months ended September 30, 2005. The increase in the cost of sales as a percentage of net sales was due to the increase in sales of lower margin consumer computer products. As a result, gross margins for the nine months ended September 30, 2006 were 8.6% compared to 12.5% for the nine months ended September 30, 2005.

Operating expenses for the nine months ended September 30, 2006 were $1.9 million, or 9.5% of sales, compared to $2.2 million, or 12.5% of sales, for the nine months ended September 30, 2005. The decline in operating expenses is due to a decrease in selling expenses of $263,000 primarily due to a reduction of $158,000 in commission expenses as a result of lower sales of industrial computer products in the nine months ended September 30, 2006 over 2005.

The net result was a loss from operations for the contract manufacturing division was $184,000 for the nine months ended September 30, 2006 compared to income from operations of $6,000 for the nine months ended September 30, 2005.

RESULTS OF OPERATIONS—CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses. During the three months ended September 30, 2006, corporate general and administrative costs totaled $1.3 million compared to $.7 million for the three months ended September 30, 2005. The increase in corporate expenses was due to a $687,000 increase in stock based compensation expense primarily from the amortized costs of previously issued employee stock options and $100,000 increase in legal expenses primarily due to the NASDAQ delisting proceedings. The increase in expenses was offset by a reduction of $93,000 in public relations expenses and $97,000 reduction in corporate personnel and related expenses.

During the nine months ended September 30, 2006, corporate general and administrative costs totaled $2.8 million compared to $1.8 million for the nine months ended September 30, 2005. The increase in corporate expenses was due to a $687,000 increase in stock based compensation expense primarily from the amortized costs of previously issued employee stock options, $275,000 increase in the general allowance for doubtful accounts, $100,000 increase in legal expenses primarily due to the NASDAQ delisting proceedings, $25,000 increase in corporate personnel and other related expenses. These expenses were partially offset by a decline of $74,000 in professional fees and services associated with being a public company.

Other income increased $.2 million due to the receipt of uncollected funds from the State of Pennsylvania from the pre-merged public entity.

The net result for corporate operations was a loss from operations of $1.3 and $2.8 million for the three and nine months ended September 30, 2006, respectively, compared to a loss from operations of $.7 and $1.8 million for the three and nine months ended September 30, 2005, respectively.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, Global ePoint incurred a net loss applicable to common stockholders of $3.3 million for the three months ended September 30, 2006, or $(.17) per share, compared to a net loss applicable to common stockholders of $2.5 million, or $(.19) per share for the three months ended September 30, 2005.

For the nine months ended September 30, 2006 we incurred a net loss of $7.5 million, or $(.44) per share. The conversion of our Series D Preferred Stock and warrant exercise and simultaneous private placement sale of our Series E preferred stock generated a non-cash preferred dividend of $4.9 million resulting in a net loss applicable to common stockholders of $12.6 million, or $(.74) per share for the nine months ended September 30, 2006 compared to non-cash preferred dividends of $2.0 million in the nine months ended September 30, 2005 and a net loss applicable to common stockholders of $7.3 million, or $(.58) per share for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the nine months ended September 30, 2006 was $7.8 million as compared to cash used by operations of $5.3 million for the corresponding period in 2005. In the nine months ended September 30, 2006 and 2005, the primary use of cash was funding the operating loss.

Cash used in investing activities for the nine months ended September 30, 2006 consisted of $.5 million compared to cash used of $1.8 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the cash was comprised of the collection of $.5 million on the note provided to Astrophysics, Inc. offset by of $1.0 million of cash used for the acquisition of fixed assets and other intangibles. For the nine months ended September 30, 2005, cash was primarily used for a good faith deposit of $500,000 and other costs of $135,000 related to our intent to purchase Astrophysics, Inc. and an additional $500,000 note provided to Astrophysics as per the terms of the letter of intent. Additional cash of $390,000 was required for the acquisition of fixed assets and other intangibles.

The Company’s wholly-owned subsidiary, Best Logic, LLC, extended a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on December 15, 2006. As of September 30, 2006, a total of $965,000 is outstanding by Best Logic pursuant to the loan agreement.

Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $7.5 million as follows: the issuance of our Series E preferred stock provided $3.6 million, the net proceeds from the exercise of stock warrants provided $2.5 million, and proceeds from the exercise of stock options provided $.7 million, all of which were offset by $.3 million to pay in full a loan to complete the Tops acquisition, and $1.1 million to pay preferred stock dividends and redemptions. As of September 30, 2006, the total outstanding balance on loans from related parties was $2.3 million. Net cash provided by financing activities for the nine months ended September 30, 2005 totaled $6.1 million. In March 2005 our contract manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements all of which was provided for operations as of September 30, 2005. In the second quarter of 2005, we completed the private placement sale of Series B and Series C preferred stock resulting in net proceeds of $4.6 million. An additional $1.1 million was received through the exercise of previously issued stock options. This was offset by a reduction in borrowings from related parties in the amount of $800,000. As of September 30, 2005, the total outstanding balance on loans from related parties was $1.0 million.

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

On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of their Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock, and 95,703 shares of their Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock. Subsequently, we received redemption notices demanding that we repurchase an additional 150,600 shares of Series C preferred stock, and 6,175 shares of Series E preferred stock. Currently, the aggregate redemption amount under the notices received is $5,898,922, plus $145,066 accrued and unpaid dividends.

Pursuant to the terms of the Certificates of Designations for the Series C, D and E preferred stock, if our common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, our securities were delisted from the Nasdaq Capital Market. Since that time, our common stock has been trading on the electronic Pink Sheets.

There are outstanding 501,917 shares of Series C preferred stock, 5,500 shares of Series D preferred stock and 117,314 shares of Series E preferred stock. Under the applicable provisions of the Certificates of Designations for the Series C, D and E preferred stock, the redemption payment amounts for the Series C, D, and E preferred stock is $2.80 per share, $50 per share and $50 per share, respectively, plus accrued but unpaid dividends. In the event holders of all of the Series C, D and E preferred stock are entitled to have their preferred stock redeemed, the aggregate redemption amount would be $7,546,067, plus accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election.

We are currently working to get our common stock listed on the OTC Bulletin Board and we intend to pursue negotiations with the holders of its Series C, D and E preferred stock to resolve their redemption demands without the need for us to make the required redemption payment. There can be no assurance that we will be successful in resolving the redemption demands on terms satisfactory to us. There can also be no assurance that we will not receive additional redemption demands from other holders of its Series C, D, and E preferred stock.

As of September 30, 2006, due to the reclassification of $5.9 million for redemption demands on our Series C and E preferred stock to short term loans payable, the Company had a $339,000 net working capital deficit and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. We intend to improve our working capital position by pursuing negotiations with the holders of our Series C and E preferred stock to resolve their redemption demands without the need to make the required redemption payments. However, there can be no assurance that we will be successful in resolving their redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C, D, and E preferred stock. We also intend to improve our working capital position by pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months assuming we do not fund the required mandatory redemption payments.

We believe that we require a minimum of $7.9 million of additional funding, which may include the resolution of the $5.9 million in redemption demands of our preferred shareholders without the need to make the required redemption payments, in order to fund our ongoing and planned operations over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all.

Our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital that we will need in the future will depend on many additional factors, including:

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

Our common stock has been delisted from the Nasdaq Capital Market and currently trades on the Pink Sheets. On July 19, 2006, we received a notice from the Listing Qualifications Staff of The Nasdaq Stock Market, Inc. that our common stock was subject to potential delisting from the Nasdaq Capital Market. The Staff’s determination to pursue the delisting of our common stock was based upon three factors: (1) shareholder approval issues arising from the Staff’s determination to aggregate our Series C, D, and E financings; (2) our failure to file “listing of additional share” forms for these financings on a timely basis; and (3) “public interest” concerns related to the foregoing violations. We requested a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”) to appeal the Staff’s delisting determination and request continued listing on the Nasdaq Capital Market. The hearing was held on September 7, 2006. On September 15, 2006, we received the decision of the Panel denying our request for continued listing on the grounds that we violated the Nasdaq shareholder approval rules. As a result, our securities were delisted from the Nasdaq Capital Market effective with the open of business on Tuesday, September 19, 2006. Our common stock is currently quoted in the Pink Sheets under the trading symbol “GEPT.PK.”

Under the rules of The Nasdaq Stock Market we are entitled to appeal the decision of the Panel to the Nasdaq Listing and Hearing Review Council (the “Council”). We elected to pursue the second appeal and submitted the necessary documents to the Council on October 27, 2006. As of the date of this report we have received no further communication from the Council. It may take as long as four months to receive the Council’s decision. In the interim, we have initiated the process to transfer our common stock to the Over the Counter Bulletin Board. However, there can be no assurances as to when, or whether, we will be successful in finding an alternate trading market for our common stock. In addition, there can be no assurances that the Council’s decision will be favorable to us, or that we will be able to re-list our common stock on the Nasdaq Capital Market in the future.

The delisting has adversely affected the liquidity and trading price of our common stock, which is likely to impair our future ability to raise necessary capital through equity or debt financing. Because the market for securities traded on the Pink Sheets is limited, potential investors may voluntarily refrain, or be prohibited, from purchasing shares of our common stock or may agree to purchase our common stock solely on terms that are not beneficial to our long-term operations. If we are unable to obtain funding on terms favorable to us, or at all, we may be required to sell our company, cease operations, or declare bankruptcy.

We require additional funding of $7.9 million in the near term to continue to operate our business, and in the event we are unable to obtain such financing we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. As of September 30, 2006, due to the reclassification of $5.9 million for redemption demands on our Series C and E preferred stock to short term loan payable, we had a net working capital deficit of $339,000 and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. We intend to improve our working capital position by pursuing negotiations with the holders of our Series C and E preferred stock to resolve their redemption demands without the need to make the required redemption payments. However, there can be no assurance that we will be successful in resolving their redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C, D, and E preferred stock. We also intend to improve our working capital position by pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months assuming we do not fund the required mandatory redemption payments

We believe that we require a minimum of $7.9 million of additional funding, which may include the resolution of the $5.9 million in redemption demands of our preferred shareholders without the need to make the required redemption payments, in order to fund our ongoing and planned operations over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all.

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

We have received redemption demands from holders of our preferred stock in excess of $5.9 million. On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of our Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock then outstanding, and 95,703 shares of its Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock then outstanding. Subsequently, we have received redemption notices demanding that the Company repurchase an additional 150,600 shares of Series C preferred stock, and 6,175 shares of Series E preferred stock. Currently, the aggregate redemption amount for which our preferred stockholders have provided demand notices is $5,898,922, plus $145,066 accrued and unpaid dividends. All demands for redemption are payable within sixty (60) days of the date the Company receives written notice from such stockholder of its election.

The Certificates of Designations for the Series C, D and E preferred stock provide that if our common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, our securities were delisted from the Nasdaq Capital Market. Since that time, our common stock has been trading on the electronic Pink Sheets.

Currently, there are outstanding 501,917 shares of Series C preferred stock, 5,500 shares of Series D preferred stock and 117,314 shares of Series E preferred stock. Under the applicable provisions of the Certificates of Designations for the Series C, D and E preferred stock, the redemption payment amounts for the Series C, D, and E preferred stock are $2.80 per share, $50 per share and $50 per share, respectively, plus accrued but unpaid dividends. If holders of all of the Series C, D and E preferred stock are entitled to have their preferred stock redeemed, the aggregate redemption amount would be $7,546,067, plus accrued but unpaid dividends.

At this time, we have not redeemed any of the preferred stock pursuant to the demand notices. We intend to pursue negotiations with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments. However, there can be no assurance that we will be successful in resolving the redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C, D, and E preferred stock.

Our directors have been named as co-defendants in a shareholder derivative lawsuit, and we may in the future be named in additional litigation, which may result in substantial costs and divert management’s attention and resources. In November 2006, the Company was served with a complaint naming our entire board of directors as co-defendants in a shareholder derivative lawsuit. The complaint alleges that the directors of the Company have committed breaches of their fiduciary duties and engaged in abuse of control, corporate waste, unjust enrichment, gross mismanagement and violations of applicable Nasdaq marketplace rules in connection with the Company’s placement of the Series E preferred stock and associated warrants in May 2006. In addition, the complaint alleges that the Company’s Chairman of the Board, Johnny Pan, engaged in insider trading in July and August of 2005. The complaint also alleges that the defendant directors caused the Company to issue false and misleading statements of material facts concerning, among other things, the Company’s forecasted revenue and earnings. The plaintiffs seek monetary damages for all losses suffered by them as a result of the alleged misconduct and injunctive orders directing (i) the defendants to disgorge all profits and special benefits obtained by way of their alleged misconduct, including salaries, bonuses, stock options and proceeds from any stock sales, (ii) the Company reform and improve its corporate governance and internal control procedures to apply with applicable law, and (iii) the implementation of constructive trusts over any proceeds from the defendants wrongful sales of the Company’s common shares. There is no assurance of when, or on what terms, if any, we will be able to resolve this matter.

Should this lawsuit linger for a long period of time, whether ultimately resolved in our favor or not, or further lawsuits be filed against us, coverage limits of our insurance or our ability to pay such amounts may not be adequate to cover the fees and expenses and any ultimate resolution associated with such litigation. The size of these payments, if any, individually or in the aggregate, could seriously impair our cash reserves and financial condition. The continued defense of these lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could cause our financial results to decline. A failure to resolve definitively current or future material litigation in which we are involved or in which we may become involved, regardless of the merits of the respective cases, could also cast doubt as to our prospects in the eyes of customers, potential customers and investors, which could cause our revenue and stock price to decline.

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, and principal stockholder. During 2005 and the first nine months of 2006 we purchased approximately $15.3 and $13.8 million, respectively, worth of products from these related parties. This represents 53% and 60% of our overall cost of goods for the year ended December 31, 2005 and nine months ended September 30, 2006, respectively. In addition, during 2005 and the first nine months of 2006, we sold approximately $18 and $14.6 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 55% and 57% of our overall sales for the year ended December 31, 2005 and first nine months of 2006, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the nine months ended September 30, 2006 and 2005, two and three customers accounted for 67% and 66%, respectively, of our sales. One of these customers in 2006 and 2005 was a related party, accounting for 55% and 46%, respectively, of our sales. During the nine months ended September 30, 2006 and 2005, two and four vendors accounted for 68% and 65%, respectively, of our purchases. Two of these vendors were related parties. Substantially all of our related party transactions are derived from our contract manufacturing division. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

Our issuance of preferred stock is dilutive to holders of our common stock, and could adversely affect holders of our common stock. Our board of directors is authorized to issue series of shares of preferred stock without any action on the part of our stockholders, subject to the rules of the applicable stock market. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. One of the principal allegations in the shareholders derivative lawsuit described above is that our board of director’s breached its fiduciary duty in approving our sale of the Series E preferred shares.

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

As of September 30, 2006, there were 501,917 shares of Series C Preferred Stock outstanding, which are convertible into 501,917 shares of our common stock, 5,500 shares of Series D Preferred Stock outstanding, which are convertible into 66,106 shares of our common stock, and 117,314 shares of Series E Preferred Stock outstanding, which are currently convertible into 2,125,254 shares of our common stock. The conversion price of the Series C and Series D Preferred Stock is not adjustable except for standard anti-dilution adjustments relating to stock splits, combinations and similar events. However, the conversion price of our Series E Preferred Stock will be adjusted downward if we issue shares of common stock, or securities convertible into shares of common stock, at an effective price less than $2.76 per common share. If this occurs, the Series E Preferred Stock can be converted into a larger number of shares than stated above, resulting in even greater dilution to holders of our common stock. Upon a liquidity event, the holders of our Series C Preferred Stock and Series D Preferred Stock are entitled to be paid out of our assets available for distribution to the stockholders an amount equal to $2.80 per share and $4.16 per share, respectively, ahead of all shareholders except the holders of our Series E Preferred Stock. Upon a liquidity event, holders of our Series E Preferred Stock are entitled to receive $50.00 per share of Series E Preferred Stock ahead of all of our other stockholders. Except as required by law, holders of our preferred stock have no voting rights.

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

We have also issued a warrant that allows for the issuance of a floating number of common shares and may be further dilutive to holders of our common stock, and could adversely affect holders of our common stock. In connection with the Series E preferred share financing, we issued a warrant that allows the holders to purchase a floating number of shares of common stock at an exercise price of $0.01 per share, with the exact aggregate number of shares to be determined by dividing $1,938,403 by the lowest of (A) $2.76 (as adjusted for stock splits, stock dividends, stock combinations and other similar events), (B) the closing price of our common stock on the trading day prior to the effective date of a registration statement covering the resale of the shares, (C) the closing price of our common stock on the trading day prior to the day shareholder approval is obtained pursuant to the terms of the Series E preferred stock, or (D) if the registration statement is not declared effective, the trading day prior to the day any shares of common stock issuable pursuant to such warrant can be sold under Rule 144. Since the number of shares of common stock issuable upon exercise of the warrant will move with the market price of our common stock, we are unable to state the number of shares that may be issued upon exercise of the warrant. One of the allegations in the shareholder derivative lawsuit described above is that our board of directors breached its fiduciary duties in approving the issuance of this warrant.

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

Our business strategy includes acquiring certain businesses and entering into joint ventures and strategic alliances. Failure to successfully integrate such businesses, joint ventures, or strategic alliances into our operations could adversely affect our business. In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc., AirWorks, Inc. in April 2004. We recently completed the acquisition of substantially all of the assets of Tops Digital Security, Inc., and are engaged in continuing negotiations involving the proposed acquisition of Astrophysics. We may also make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. We are in the process of integrating the Tops assets with our own, and we may encounter unforeseen costs and other difficulties related to that process. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to effectively integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. We are continuing to evaluate our internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 which become effective in 2007. In the course of our evaluation, we have identified certain deficiencies in our internal controls over financial reporting, which we are addressing. The Merger and the subsequent acquisitions, described in Footnote 5 in the Notes of the Condensed Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, further, that such controls and procedures were effective at the reasonable assurance level as of September 30, 2006. The Company’s management has concluded that the deficiencies described above do not prevent the controls and procedures from being effective because management has identified the issues and is taking action to resolve them, other aspects of the Company’s business are not negatively impacted, and the controls and procedures are subject to continuous review by management. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On November 9, 2006, three holders of common stock of the Company filed a complaint in the Superior Court of the State of California for the County of Loa Angeles naming our entire board of directors as co-defendants in a shareholder derivative lawsuit. (Steven Geduld at al vs. Arik Arad et al, (Case No. KC049434)). The complaint alleges that the directors of the Company have committed breaches of their fiduciary duties and engaged in abuse of control, corporate waste, unjust enrichment, gross mismanagement and violations of applicable Nasdaq marketplace rules in connection with the Company’s placement of the Series E preferred stock and associated warrants in May 2006. In addition, the complaint alleges that the Company’s Chairman of the Board, Johnny Pan, engaged in insider trading in July and August of 2005. The complaint also alleges that the defendant directors caused the Company to issue false and misleading statements of material facts concerning, among other things, the Company’s forecasted revenue and earnings. The plaintiffs seek monetary damages for all losses suffered by them as a result of the alleged misconduct and injunctive orders directing (i) the defendants to disgorge all profits and special benefits obtained by way of their alleged misconduct, including salaries, bonuses, stock options and proceeds from any stock sales, (ii) the Company reform and improve its corporate governance and internal control procedures to apply with applicable law, and (iii) the implementation of constructive trusts over any proceeds from the defendants wrongful sales of the Company’s common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets.

On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of our Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock then outstanding, and 95,703 shares of its Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock then outstanding. Subsequently, we have received redemption notices demanding that the Company repurchase an additional 150,600 shares of Series C preferred stock, and 6,175 shares of Series E preferred stock. Currently, the aggregate redemption amount for which our preferred stockholders have provided demand notices is $5,898,922, plus $145,066 accrued and unpaid dividends. All demands for redemption are payable within sixty (60) days of the date the Company receives written notice from such stockholder of its election.

The holders of our outstanding preferred shares are entitled to receive dividends payable semi-annually. As of the date of this report, we are in default of our obligation of pay $3,068 of accrued dividends on our Series C preferred shares, $513 of accrued dividends on our Series D preferred shares. In addition, we are required to redeem our outstanding preferred shares from time to time. As of the date of this report, we are in default of our obligation of pay $42,021 upon redemption of our Series C preferred shares, $25,000 upon redemption of our Series D preferred shares.

ITEM 6.	EXHIBITS

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: November 20, 2006	/S/ TORESA LOU
Toresa Lou, Chief Executive Officer

Date: November 20, 2006	/s/ JOHN PAN
John Pan, Chief Financial Officer and Chairman