Form 10KSB
period 2006-12-31
GLOBAL EPOINT INC
filed 2007-04-17
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.    ☐

The registrant’s revenues for fiscal year ended December 31, 2006 were $32,914,000

Check whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of

April 3, 2007, was $7,366,000

The number of shares outstanding of the registrant’s common stock as of April 3, 2007, was 19,413,812

Transitional Small Business Disclosure Format.    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOBAL EPOINT, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

Global ePoint, Sequent, McDigit, Tops and Best Logic are trademarks or registered trademarks of Global ePoint, Inc. or its subsidiaries. All other brands and names listed are trademarks of their respective companies.

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

As of December 31, 2006, due to the reclassification of $7.5 million of our Series C, D and E preferred stock to short term loans payable, the Company had a $5.4 million net working capital deficit and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. We intend to improve our working capital position by pursuing negotiations with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments. However, there can be no assurance that we will be successful in resolving their redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months from the date of this report assuming we do not fund the required mandatory redemption payments.

We believe that we require a minimum of $5 million of additional funding, in addition to funds we may need to resolve the redemption demands our Series C and E preferred stockholders without the need to make the required redemption payments in cash. If we are not successful in resolving their redemption demands without a cash payment, we will need a minimum of $11.4 million of additional funding over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 states that due to recurring losses, reclassification of all preferred stock as current liability because of mandatory redemption, and working capital deficiency, there is substantial doubt about our ability to continue as a going concern.

We are a Nevada corporation organized in March 1990. Our executive offices are located at 339 S. Cheryl Lane, City of Industry, CA 91789, telephone (909) 869-1688.

DIGITAL TECHNOLOGY

The digital technology division focuses on the development of digital products and technologies for law enforcement, commercial and industrial markets to provide digital security products for both fixed and mobile surveillance applications.

In our continuing effort to expand our digital technology division product line, in April 2006, we entered into an Agreement and Plan of Reorganization with Tops Digital Security, Inc. (“Tops”) a privately held total solutions provider of large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets.

The acquisition of Tops is an example of our plan to develop a complete line of secured network digital video technology and products for growing vertical markets in the electronic security industry. Tops is a total solutions provider of large enterprise video surveillance systems that are designed primarily for high quality video capture and central monitoring security operations in the high-end commercial, industrial, and government electronic security markets. The Tops system is a total integrated solution that provides D1 CIF quality video recording capability, the highest level available, along with the front-end surveillance cameras, fiber optic cabling, and the command center application to network and control the hundreds of cameras. The Tops’ solution has proprietary video surveillance technology that efficiently integrates the ability to capture D1 CIF quality video while maintaining a secure and fast system for recording, monitoring, managing, and archiving video surveillance. We believe the Tops platform will provide us with a high level enterprise surveillance solution and expand our fixed video surveillance product line to enable us to develop new opportunities in the casino gaming, museum, and government security markets.

Our mobile digital products are currently targeting law enforcement, commercial/industrial and military applications. Digital technology offers considerable advantages over the analog tape technology currently in use by some police departments, and we believe our products offer major advantages over competing digital systems. For example, our wireless technology automatically uploads recordings into the police department’s central computer when the officer returns the patrol car to the station. This feature avoids having the officer handle recording disks or devices, thereby preserving the integrity of valuable trial evidence. Our products have been adopted by several local police departments and are currently being evaluated by a number of other law enforcement customers but have not generated significant revenues to date. We believe that our digital technology and our digital products are relevant in other mobile applications, including fire trucks, ambulances, mass transit, on-highway shipping and package delivery, and in other applications. We believe that the threat of continued terrorist attacks on subway systems and other forms of public transportation will result in government mandates for the installation of surveillance systems, although such mandates have not yet materialized and we have not yet penetrated these markets.

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

The digital technology division is in its early stages of growth, and continues to concentrate on developing and acquiring new products and technologies with an emphasis on security applications to target these high growth, high margin markets. The developmental nature of this division requires that we make investments in new products, staffing our sales team and other parts of the organization, establishing our sales channels, building relationships with customers and potential customers, marketing our products, and other investments. As such, our financial results continued to show losses and may continue to do so in future quarters.

Operating Data

The following financial data relates to the digital technology division results of operations and assets as of and for the years ended December 31, 2006 and 2005:

	Year ended December 31,
($ in thousands)	2006	2005
Net Sales	$2,031	$1,286

Cost of sales	1,251	902

Gross profit	780	384

Operating Expenses	4,727	3,612

Loss from operations	(3,947)	(3,228)

Other income (expense)	(70)	(23)

Loss before income tax provision	$(4,017)	$(3,251)

Total assets	$6,962	$4,795

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

Tops and Perpetual Digital

Tops provides state of the art large scale enterprise solutions which can host an unlimited number of encoders and decoders providing the ultimate in scalability to meet the needs for any industrial, commercial or government customer. Tops provides custom solutions to meet the customers needs. Tops enterprise solutions are marketed and sold direct to the end user incorporating strategic alliances with manufacturer representatives, installers and integrators. The Perpetual Digital line of digital video surveillance security products also targets the commercial and industrial market sectors. These products were marketed to security dealers, installers, and integrators and sold through the wholesale security distribution channel. Penetrating the wholesale distribution channel has proven to be difficult as there are many established competitors. With the acquisition of Tops we intend to leverage the direct marketing and sales strategy to market our digital video surveillance systems and solutions direct to the end user incorporating strategic alliances with manufacturer representatives, installers and integrators.

We will concentrate our marketing efforts with advertising, trade show, and other direct marketing efforts in our core growth markets, such as law enforcement, retail, transportation, and homeland security. Our product provides us with strategic market video surveillance solutions that feature an end-to-end, cohesive system—from the camera, to the network, to the DVR and video storage solutions. We will focus on delivering that message to our vertical markets to develop sales opportunities.

Sequent Mobile

In 2006 and 2005, the Sequent mobile video surveillance solution continued its market development with several key law enforcement opportunities that provided key customer feedback and analysis for the overall solution. We garnered several opportunities with deployments to the US Air Force, several law enforcement and fire agencies. We continued to develop our technology, expanding our mobile digital video recorder platform to 4 camera inputs and upgrading our backend in video management solution. We initiated a new marketing strategy that re-branded our mobile solution as Sequent Mobile and launched a new web site aimed at developing our direct marketing efforts. We are developing a network of strategic partnerships and direct marketing efforts to provide further development of market awareness of our solutions. As an example, in 2006, our Sequent Mobile product is one of the few mobile solutions certified for Motorola’s Motomesh network. The combination of our Sequent Mobile product and the Motomesh network will allow for streaming real time video between vehicles which we believe will provide significant marketing opportunities, especially in the law enforcement sector. We will focus our strategic marketing efforts on the law enforcement, transportation, and homeland security markets as we begin to expand our communications through vertical market trade shows, magazines, and direct mail.

Commercial Products

The digital technology division develops and markets fixed and mobile digital video surveillance products and solutions under three brand names, Tops, Perpetual Digital and Sequent Mobile. Tops provides state of the art large scale enterprise solutions which can host an unlimited number of encoders and decoders providing the ultimate in scalability to meet the needs for any industrial, commercial or government customer. Perpetual Digital products feature a full range of security systems, which feature a complete line of PC Based and Embedded Digital Video Recorder systems; including Market-specific solutions such as the Point-of-Sale (POS) DVR and ATM DVR for the Retail and Banking industries. Whether you are providing a security system for a small convenience store or a Fortune 500 corporation, we have a DVR system to meet any project’s technical requirements on a cost effective basis. The Sequent Mobile line provides state-of-the-art high security video, audio, and data transmission systems, as well as, indexing and archiving systems. These systems can transmit video, audio and data files using many of the existing wireless networks. Our video recorder/transmitters are capable of recording thousands of hours of video on a single unit using solar, battery, AC, DC, or aircraft power. They can be readily installed anywhere as a standalone system or interfaced with existing video surveillance systems, which makes surveillance in remote locations or at one-time special events possible.

We believe our ability to network video surveillance systems and provide secure access to that network and its archived files via existing internet, cellular and computer interface significantly advances the potential use of video for several different applications, including law enforcement, homeland security, inventory, defense, commercial, airport and airline security, public safety, and access security. Our wireless products are designed to be able to be readily installed as a standalone system or integrated into new or existing video surveillance systems. The following are the base products that are currently being offered:

Enterprise Solution—

Tops Enterprise Video Surveillance System is a true enterprise level Digital Video Management System that delivers DVD quality video and the flexibility of an analog matrix system. Utilizing the latest compression technology of H.264 and designed with the customer’s needs in mind, the Enterprise Video Surveillance System is fully scalable, redundant and interoperable with most existing analog systems. Designed for ultimate scalability, the Enterprise Video Surveillance System can host an unlimited number of encoders and decoders.

Key Advantages

•	Scalability- the Video encoder allows the user to scale the system size from 1 channel to an unlimited amount of channels.

•

Redundancy- the system is capable of automatically detecting video, network, or power problems and immediately re-route the video signal so that not a second of video recording is missed. Disk arrays are configured RAID 5 or RAID 6.

•	Interoperability- designed to be integrated with most existing analog systems, the user can seamlessly integrate the system partially or in its entirety.

•

Simple Graphic User Interface- designed with the end user in mind, the touch screen, digital matrix controller makes the system extremely easy to use and simple to learn. Camera and monitor call up, preset zone setup and drag and drop map eliminate the need to remember complex keyboard and camera codes.

•

Intelligent Central Monitoring System (ICMS)- TOPS equipment is a new generation of DVR utilizing the latest state-of-the-art technology that ensure reliable high quality systems. Designed to meet the needs of all security and surveillance directors and managers, our ICMS system will allow the user to set up one surveillance room from which to view and monitor multiple locations. The system allows for unlimited cameras onto the working monitor, allowing the user to watch multiple cameras from multiple locations. All cameras operating in the system can be monitored. In addition, the user may also set up a map of the cameras in each location. With this map the user can simply click on the camera to view on the monitor. The user can also drag and drop one DVR from a location, and all 16 channels will open on the monitor.

Tops DVRs present robust functionality and ease of integration. Tops DVR’s recording features enables easy to customize search, archive and monitoring utilizing continuous, motions, and sensor detection settings. Included with Tops DVRs, is the single site connection software. The software allows remote site viewing of live and recorded video, archive video to local and remote DVR, schedulable recording and event recording. With optional Central Monitoring Software, multiple DVRs can be managed through the intra or inter network.

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

Sequent VAMS (Video Archiving Management System)—video and data management system that provides a enterprise network for storing and referencing archived video surveillance. Users can instantly search and retrieve event files from thousands of hours of stored video. Unlike linear tape systems, there are no cassettes to handle or store. When a file is retrieved, the Sequent VAMS can instantly detect any alteration or deletion with its authentication system. Sequent VAMS also provides secure automated wireless upload of video files from vehicle mounted or remote MDVR onto the storage media with automatic entry to the control database and with no user or administrative intervention. The technology allows recorded video and audio data to be uploaded in minutes.

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

Marketing and Sales

We intend to sell our products with a focus on solution sales targeted to key markets such as law enforcement, government, commercial and industrial sectors such as, but not limited to, casinos, museums, financial institutions, retailers, and government agencies. With the acquisition of Tops we intend to leverage the direct marketing and sales strategy of our digital video surveillance systems and solutions to the end user incorporating strategic alliances with manufacturer representatives, installers and integrators.

We will concentrate our marketing efforts with advertising, trade show, and other direct marketing efforts in our core growth markets, such as law enforcement, retail, transportation, and homeland security. Our product provides us with strategic market video surveillance solutions that feature an end-to-end, cohesive system—from the camera, to the network, to the DVR and video storage solutions. We will focus on delivering that message to our vertical markets to develop sales opportunities.

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

In the digital video surveillance market the competitive landscape for the Tops and Perpetual Digital product lines is very strong, the marketplace is highly fragmented with over one hundred (100) manufacturers including companies such as GE Security, Pelco, Panasonic, GVI, Samsung, Honeywell, and Dedicated Micros. We strongly believe that we are competitively positioned to penetrate this market for the following reasons: (1) we offer both PC-based and embedded DVR systems with compatible surveillance cameras, (2) our PC-based systems provide pentaplex functionality and deliver a feature rich software application that delivers advanced search capabilities, alarm settings, and remote access, (3) more cost effective for the market based on our manufacturing capabilities and product pricing strategy. Our enterprise solution is state of the art offering the latest in video compression technology for ease of retrieval and storage.

Manufacturers of Legacy Systems competing with our Sequent product are numerous, as this market has fully matured. However, we expect to compete primarily against other Advanced Systems manufacturers for entire system upgrades.

Manufacturers and suppliers of advanced systems include Loronix, Mobile Vision, Applied Concepts, Secure Eye, Kustom Signals and Coban. We believe our system is competitively positioned to any other advanced systems for the following reasons: (1) wireless data transfer is not available from most other manufacturers, (2) longer storage times, (3) most other systems only provide audio and video while our systems provide various integrated data in the same screen display output, (4) our systems utilize compressed data structures which greatly enhances wireless transfer, data storage, and required less hardware capacity and (5) lower total cost of ownership (6)our system is Motorola Motomesh certified.

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

Manufacturing and Supply

The contract manufacturing division will provide our Sequent MDVR and PerpetualPro DVR products. See “Manufacturing and Supply” under “Contract Manufacturing Division” herein. Our Tops products are custom manufactured by Tops to meet the customer needs. The manufacturing of our other DVR lines, cameras, and other accessory products is outsourced to overseas manufacturers.

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

Our development strategy involves rolling out initial releases of our products and adding features over time. We have incorporated and intend to continue to incorporate product feedback we receive from beta tests and customers into our product development process. While we expect that new products will continue to be developed internally, we may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties. We incurred general research and development costs in 2006 of approximately $1.6 million and in 2005 of approximately $1.3 million.

AVIATION

Our aviation division, known as Global Airworks, is an aviation service company specializing in commercial aircraft surveillance systems and interior modification, serving both domestic and international carriers as well as original equipment manufacturers. Our products and services relate primarily to airline surveillance and security systems, new or upgraded passenger communication systems, in flight entertainment systems, and comfort and convenience systems. Our aviation division has been approved by the U.S. Federal Aviation Administration (FAA) as a Certified Repair Station and Certified Parts Manufacturer. Global Airworks is also certified by Civil Aviation Administration of China (CAAC) as an approved maintenance organization and the Joint Aviation Administration (JAA), the aviation regulatory authority of the European Union,(now known as EASA, European Aviation Safety Administration) as an approved repair station. The complete list of products and services offered by our aviation division include:

•	Cockpit Door Surveillance System (CDSS)

•	Electronic Flight Bag (EFB)

•	Wire and Cable Harness Assemblies

•	In-Seat Lap Top Power Systems

•	Seat Actuation System

•	In-flight Entertainment Systems (IFE), Video and Audio

•	Portable Passenger Entertainment Appliance

•	Smoke Detection and Fire Suppression System

•	Passenger Seat Repair, Modification, Upgrade and Overhaul

•	Terrestrial and Satellite Passenger Phone System Installation

•	Avionics Upgrades of Cockpits and Systems

•	Avionics Repairs, Modification, Upgrade and Overhaul

•	Data Transfer, i.e. SELCAL, ACARS, Satellite-Installation

•	VIP Entertainment Packages

•	Noise Reduction Modification Kits

•	Overhead Bin Systems

•	Interior Retrofits: Repair/Modification/Upgrade/Overhaul of Aircraft Interior Components

•	New/Refurbishment of Galleys, Sidewall Panels, Ceilings, Class Dividers, Lavatory Upgrade Kits

As an FAA Certified Repair Station, we can perform aircraft modifications at remote locations around in the world. This is very important because aircraft modifications for the purpose of completing market driven interior changes are time critical from a market entry viewpoint, yet not always available at the home base for modification. We developed a system of modifying an aircraft during a normal overnight layover at the home base or airport. Consequently, modifications can be achieved without taking the aircraft out of service. Because these modifications are primarily cabin or cockpit related, the need for expensive hangars, fuel burn and ferry costs are not required. Self-contained installation teams complete the modifications at the aircraft, wherever it is located, often at the gate or on the ramp, at domestic or international airports or hangars.

Our aircraft modification expertise is segmented into four strategic areas: engineering, certification, manufacturing, and installation. We believe we are the only aircraft modification company providing a complete turn key solution from product engineering through installation. We have developed project plans which we believe allows us to quickly navigate through the regulatory certification process and part manufacturing approval requirements permitting us to deliver products to our customers more quickly and efficiently.

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

We believe that both the Federal Aviation Administration (FAA) and EASA will release mandates requiring CDSS systems for all commercial passenger aircraft. The FAA has issued a Notice of Proposed Rule Making which, if enacted, would mandate CDSS systems for all commercial passenger aircraft operating in the US. The comment period on this NPRM closed on November 21, 2005, and we believe a final rule could be adopted in the near term. The FAA estimates that the market for CDSS systems is $185 million in the United States and we believe the worldwide market to be larger than the United States. The FAA identified Global ePoint as one of only five vendors with products currently certified by the FAA. We believe that our product has several key advantages over competing systems, including having its display screen in front of the pilot and a rapid installation schedule that generally avoids revenue loss for the airline. We believe that we are well positioned to capture a significant share of the world wide market.

Operating Data

The following financial data relates to the aviation division results of operations and assets as of and for the most recent years ended December 31, 2006 and 2005:

	Year ended December 31,
($ in thousands)	2006	2005
Net Sales	$4,975	$3,388
Cost of sales	4,431	2,703

Gross profit	544	685
Operating Expenses	3,084	2,369

Loss from operations	(2,540)	(1,684)
Other income (expense)	—	—

Loss before income tax provision	$(2,540)	$(1,684)

Total assets	$8,631	$8,874

Commercial Products and Services

Our aviation division designs, manufactures, certifies and installs a variety of commercial aircraft electrical, electronic and passenger cabin modifications for the commercial aviation sector. The following are the base products currently being offered:

Cockpit Door Surveillance System (CDSS)—Our standard system is comprised of two touch sensitive 5, 6.4, 8.4 or 10 inch liquid crystal display (LCD) monitors mounted in front of the pilots or a single overhead mounted monitor. A system control unit provides camera and video inputs for up to 16 cameras for installation in the cabin and cargo hold area. A unique feature to the system allows the flight attendant to electronically communicate with the cockpit from the passenger cabin area sending signals as to cabin readiness for take off or landing or alerts for suspicious behavior or incidents of air rage. The controller displays alphanumeric messages to the screens of both pilots such as “Cabin Ready”, “Cabin Secure”, or “Alert”. Either pilot may acknowledge the message by depressing the message on the touch sensitive monitor. Our firmware allows us to customize the messages and uses for each customer providing a distinct competitive advantage. The system is designed with the capability to expand to provide audio transmission to the cockpit, video input to a digital video recorder and Electronic Flight Bag.

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

In Flight Entertainment—Our In Flight Entertainment programs consist of a Liquid Crystal Display (LCD) monitor swap program as well as replacement hardware for the entire entertainment system. The LCD swap program replaces old CRT projection units with 17, 32 or 42 inch LCD monitors. Most wide body aircraft incorporate older CRT and projector style video displays of in flight entertainment. Replacing the old CRTs with LCD monitors provides a significant reduction in weight and power consumption resulting in significant savings to the airlines.

We have also have a media server with 120GB of hard drive for the operator who wishes to remove the entire obsolete entertainment system. The media server provides for up to 58 long play movies, over 1,500 hours of audio content in fourteen different languages. Cost savings are achieved not only due to weight and power consumption but also the labor to service, maintain, and revise content is decreased as the system requires only six minutes changing the content.

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

During 2006, the ability to globally source in an effective manner and obtain competitively-favorable pricing was secured in several instances through transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and majority stockholder, John Pan (“Related Parties”). Global sourcing is critical when pricing discrepancies on components or subsystems occur between international markets, or when products are no longer available in North America, but are still available internationally. If such arrangements had not been available to us in 2006, we believe our gross margins would have been negatively impacted. See “Certain Relationships and Related Transactions.”

With respect to the industrial and business markets, we currently provide industrial computers to those companies that use customized solutions based on industrial computer architectures to integrate with their industrial equipment and application software for a turnkey solution of their industrial applications. The major industrial and business application associated with our industrial computers has been X-Ray scanning equipment for use in airports. We believe we provide a majority of the industrial computers used in X-Ray scanning equipment currently being deployed in the United States. During 2006, in addition to our other sales from the division described herein, we produced approximately $6.8 million of sales of industrial computers to industrial customers, which then integrated the computers into their industrial and business applications that were in turn sold to their customers.

With respect to the consumer market, in 2006 we provided high-end consumer PCs directly to retail customers through our brand, Vicious PC, and we provide basic-level consumer PCs through purchase orders from Avatar Technologies, Inc. (“Avatar”) and Prophecy Technologies (“Prophecy”), both Related Parties, which then distributed the PCs to its customers for retail sales. In 2006, the Related Parties continued to secure contracts for consumer PCs with a large retail chain in Latin America and subcontracted the manufacturing of those consumer PCs to us. Based on these orders, we generated sales of approximately $19.2 million for consumer PCs in 2006 and $17.8 million for basic level consumer PCs in 2005, all of which were ultimately delivered to retail stores for throughout Latin America. Avatar and Prophecy accounted for approximately 69% and 54% of the Company’s total net sales in 2006 and 2005, respectively. Although the retail PC program with the Related Parties generated significant revenues, the low margin nature of the business has not contributed the return on investment required to maintain the program. Therefore, we have discontinued the program effective the beginning of 2007.

Contract Manufacturing Division Strategy

We plan to leverage our experience, our competitive advantages, our technology capabilities from our other division, our resources and our relationships in our effort to achieve the expansion of our industrial and higher margin consumer PC products. We have discontinued production of the lower margin basic level consumer PCs which was subcontracted to us by the Related Parties to focus our resources on our higher margin product offerings. Although we cannot provide assurance as to the likelihood of our success, we believe we are well positioned to move forward with our strategy.

We plan to expand our marketing and sales efforts to sell industrial computers for not only X-Ray security equipment, but also for medical equipment and instrumentation, biotech equipment, video surveillance equipment, homeland security systems, kiosks, digital signage solutions, ticketing automation, machine automation and robotic control, environmental monitoring equipment, diagnostic-testing and measurement equipment, and gaming machines. In the industrial computer market, where there are more special requirements for products and testing, yet often with limited quantities, we believe we are more flexible and cost effective than our competitors. In the consumer PC market we plan to continue seeking new product and market opportunities through our high end Vicious PC branded product offerings.

Operating Data

The following financial data relates to the contract manufacturing division results of operations and assets as of and for the most recent years ended December 31, 2006 and 2005:

	Year ended December 31,
($ in thousands)	2006	2005
Net Sales	$25,908	$28,074

Cost of sales	23,916	25,120

Gross profit	1,992	2,954

Operating Expenses	2,604	2,938

Income (loss) from operations	(612)	16

Other income (expense)	(26)	5

Income/(Loss) before income tax provision	$(638)	$21

Total assets	$1,998	$6,157

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

The computers that we build for our industrial and commercial customers are customized for the needs of the particular customer. Our main products include: computers for X-Ray scanning equipment; computers for digital video equipment; computers for bio medical equipment; and computers for ticket automation equipment. The architecture of our industrial computers use a variety of different configurations. The two main variables in those configurations include the motherboard and the enclosures. The different types of motherboards include the ATX form-factor, the Micro ATX, Mini ITX, Nano ITX the single board computer EBX, and the PC/104-Plus, as well as small custom form-factor motherboards. The form-factor of the industrial computer can either be a separate device that attaches to a larger apparatus or instrument, where the industrial computer serves as a control unit, or user-interface system console, such as is the case of X-Ray scanning equipment, where the industrial computer sits inside the larger X-Ray device, and serves as its controller, and user interface console. Our different enclosures range from a regular desktop to mini tower, rack, wall, and panel mount, as well as customized enclosures to meet specific customer requirements.

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

Marketing and Sales

We sell our products through a combination of direct sales and agents and manufacturer representatives in addition to our sales to Avatar. We have one market sales manager and four inside sales personnel, and one manufacturer sales representative firm. We pursue potential sales leads identified internally or provided by our manufacturer representative. We have used a variety of marketing programs to attract potential customers. These programs have included market research, direct marketing programs to current and prospective customers, advertising, participation in industry trade shows, conferences and seminars. To support sales efforts, we have and will continue to produce promotional materials that include brochures, video presentations, data sheets and other technical descriptions.

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

In addition, we utilize contract manufacturing equipment owned by one of the Related Parties under our facilities lease arrangement with such company. For the foreseeable future, we will continue to be dependent on that equipment and the loss of use of that equipment would have a detrimental effect on our results of operations and business.

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

The deferred payment is payable at the rate of $150,000 per month during the five-year period commencing with the first full month following the closing if certain benchmark gross profits were received by Interlott on contracts provided to it at time of the sale. The asset purchase agreement for the sale sets forth benchmark gross profit levels from revenue derived from a combination of contract extensions and new orders from previous lottery clients. These gross profit levels are cumulative from the beginning of the five-year period. We will receive the full $150,000 monthly payment only as long as Interlott’s cumulative gross profit from these contract extensions or new contracts equals or exceeds the cumulative benchmark gross profit level. If the cumulative gross profit is less than the benchmark cumulative gross profit, the $150,000 is subject to reduction in accordance with the formula. If, during the five-year period when the deferred payment is being made, Interlott’s gross profit from these sales subsequently reaches or exceeds the benchmark cumulative gross profit level, we will recover any previous reductions taken from the monthly payments. We cannot assure you that we will collect all or any significant portion of the $9 million deferred payment. To date we have only received approximately $29,000 in deferred payments received prior to the Merger. However, based on schedules provided to the Company from Interlott, we believe that deferred payments should have begun by the first quarter of 2003. We requested additional information as a preliminary audit of the calculations and the specified actual gross profits earned by Interlott. Upon review of the information provided, we believe there may be a substantial amount owed on the deferred payment. We have engaged an accounting firm to complete a detailed audit of the deferred payment calculations and prepared the information request and, when we have the resources and funding available, we plan to conduct an on-site audit.

With respect to the earnout provision of the sale agreement, the earnout, if any, is payable in two stages during the five years following the closing date. In the first stage, for which the maximum earnout is $3 million, we receive 10% of Interlott’s gross revenue from new sales and leases of specified proprietary products provided to Interlott as part of the sale. The second stage begins if we have received $3 million from Interlott’s gross revenue from these products. If the second stage is reached, we are entitled to receive 10% of Interlott’s gross revenue only from new sales and leases of other specified products during the remainder of the five-year period. If Interlott generates revenue from these products and the revenue is used in the calculation of the deferred payment, which is described in the previous paragraph, we are not entitled to a payment under the earnout from that revenue. No amounts under this provision have been paid to us through December 31, 2006, and the 5-year period expired in June 2006.

Pursuant to the asset purchase agreement, we also transferred to Interlott our patents and technology relating to our on-line technology. At the closing, we entered into an on-line technology agreement, pursuant to which Interlott is to pay us a royalty based on Interlott’s gross profit, if any, generated from the sale or lease of products that utilize the on-line technology. The percentage royalty payable by Interlott ranges from 2.0% to 7.0% depending on Interlott’s gross margins from those products. The online technology agreement is subject to other terms and conditions as stated in the sale agreement. There were no royalty fees paid to the Company during the year ended December 31, 2006.

Concurrent with the planned audit of the deferred payment calculations, we intend to conduct a review and possible audit of the earnout provision of the sale agreement and royalty fees relating to the on-line technology sold to Interlott. We have reseverd for the entire balance of the accrued receivable in the amount of $400,000. Due to limited resources, we have postponed any further research and audit work until such time as the resources and funding become available to continue with the inquiry.

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

The card dispensing equipment and related parts inventory were valued at the date of the Merger based on its minimum net recoverable value, estimated by management to be approximately $1 million. Since the Merger we have reserved an additional $100,000 to adjust the net realizable value on the equipment and parts inventory to approximately $900,000. We did not pursue the sale of the DCR products in 2005 or 2006. We continue to develop and evaluate marketing plans for either the redeployment or sale of the DCRs in 2007. If we redeploy the DCRs, we may commence operations that involve the sale of prepaid phone cards. We currently have an inactive subsidiary, Global Telephony, to potentially support phone card operations. However, if we do, we anticipate such operations would represent a small part of our anticipated future businesses.

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

EMPLOYEES

As of March 1, 2007, the Company and its subsidiaries employed 91 employees, all of which are full-time. There are 7 executives, 31 management and administrative positions, 29 manufacturing employees, 8 sales and marketing staff members, and 16 software and hardware engineers. We have also entered into various consulting and service contracts with industry specific experts to provide the Company with the necessary technical skills and knowledge that are necessary to meet the goals of our business plan.

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

We require additional funding of $5 million in the near term to continue to operate our business, and in the event we are unable to obtain such financing we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. As of December 31, 2006, due to the reclassification of $7.5 million for redemption demands on our Series C and E preferred stock to short term loan payable, we had a net working capital deficit of $5.4 million and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. We intend to improve our working capital position by pursuing negotiations with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments without cash payment. However, there can be no assurance that we will be successful in resolving their redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months assuming we do not fund the required mandatory redemption payments

We believe that we require a minimum of $5 million of additional funding, in addition to any funds needed to resolve the $6.3 million in redemption demands of our preferred, in order to fund our ongoing and planned operations over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 states that due to recurring losses, reclassification of all preferred stock as current liability because of mandatory redemption, and working capital deficiency, there is substantial doubt about our ability to continue as a going concern.

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

We have received redemption demands from holders of our preferred stock in excess of $6.3 million. On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of their Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock, and 95,703 shares of their Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock. Subsequently, we received redemption notices demanding that we repurchase an additional 150,600 shares of Series C preferred stock, 5,500 remaining shares of the Series D preferred stock and 6,175 shares of Series E preferred stock. Currently, the aggregate redemption amount under the notices received is $6,283,183 plus $163,972 accrued and unpaid dividends. All demands for redemption were payable within sixty (60) days of the date the Company receives written notice from such stockholder of its election.

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

Currently, there are outstanding 501,917 shares of Series C preferred stock, 5,500 shares of Series D preferred stock and 117,314 shares of Series E preferred stock. Under the applicable provisions of the Certificates of Designations for the Series C, D and E preferred stock, the redemption payment amounts for the Series C, D, and E preferred stock is $2.80 per share, $50 per share and $50 per share, respectively, plus accrued but unpaid dividends. In the event holders of all of the Series C, D and E preferred stock are entitled to have their preferred stock redeemed, the aggregate redemption amount would be $7,484,851, plus accrued but unpaid dividends.

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

Under the rules of The Nasdaq Stock Market we are entitled to appeal the decision of the Panel to the Nasdaq Listing and Hearing Review Council (the “Council”). We elected to pursue the second appeal and submitted the necessary documents to the Council on October 27, 2006. The Council denied our appeal. We have initiated the process to transfer our common stock to the Over the Counter Bulletin Board. However, there can be no assurances as to when, or whether, we will be successful in finding an alternate trading market for our common stock. The delisting has adversely affected the liquidity and trading price of our common stock, which is likely to impair our future ability to raise necessary capital through equity or debt financing. Because the market for securities traded on the Pink Sheets is limited, potential investors may voluntarily refrain, or be prohibited, from purchasing shares of our common stock or may agree to purchase our common stock solely on terms that are not beneficial to our long-term operations. If we are unable to obtain funding on terms favorable to us, or at all, we may be required to sell our company, cease operations, or declare bankruptcy.

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, and principal stockholder. For the years ended December 31, 2006 and 2005, we purchased approximately $17.4 and $15.3 million, respectively, worth of products from these related parties. This represents 59% and 53% of our overall cost of goods for the year ended December 31, 2006 and 2005, respectively. In addition, during the fiscal year 2006 and 2005 we sold approximately $19.1 and $18 million, respectively, worth of products and contract manufacturing services to these related parties. This represents 58% and 55% of our overall sales for the year ended December 31, 2006 and 2005, respectively. We believe that these related party relationships provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the year ended December 31, 2006 and 2005, three customers accounted for 69% and 75% of the Company’s sales, respectively. Two and one of these customers in 2006 and 2005, respectively, was a related party. For the year ended December 31, 2006 and 2005, two and four vendors accounted for 69% and 70% of the Company’s purchases, respectively. Two of these vendors were related parties. Substantially all of our related party transactions are derived from our contract manufacturing division. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

As of December 31, 2006, there were 501,917 shares of Series C Preferred Stock outstanding, which are convertible into 501,917 shares of our common stock, 5,500 shares of Series D Preferred Stock outstanding, which are convertible into 66,106 shares of our common stock, and 117,314 shares of Series E Preferred Stock outstanding, which are currently convertible into 2,125,254 shares of our common stock. The conversion price of the Series C and Series D Preferred Stock is not adjustable except for standard anti-dilution adjustments relating to stock splits, combinations and similar events. However, the conversion price of our Series E Preferred Stock will be adjusted downward if we issue shares of common stock, or securities convertible into shares of common stock, at an effective price less than $2.76 per common share. If this occurs, the Series E Preferred Stock can be converted into a larger number of shares than stated above, resulting in even greater dilution to holders of our common stock. Upon a liquidity event, the holders of our Series C Preferred Stock and Series D Preferred Stock are entitled to be paid out of our assets available for distribution to the stockholders an amount equal to $2.80 per share and $4.16 per share, respectively, ahead of all shareholders except the holders of our Series E Preferred Stock. Upon a liquidity event, holders of our Series E Preferred Stock are entitled to receive $50.00 per share of Series E Preferred Stock ahead of all of our other stockholders. Except as required by law, holders of our preferred stock have no voting rights.

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

Our business strategy includes acquiring certain businesses and entering into joint ventures and strategic alliances. Failure to successfully integrate such businesses, joint ventures, or strategic alliances into our operations could adversely affect our business. In the past, we have acquired companies and assets and entered into certain strategic alliances, including the purchase of assets from Next Venture, Inc., AirWorks, Inc. in April 2004. In April 2006, we completed the acquisition of substantially all of the assets of Tops Digital Security, Inc., and are engaged in continuing negotiations involving the proposed acquisition of Astrophysics. We may also make additional acquisitions and enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the assets purchased from Next Venture and AirWorks, the acquired businesses are in emerging markets and their performance is subject to the inherent volatility of such markets. Furthermore, AirWorks’ assets were purchased from an assignee for the benefit of creditors, which means that the business was not successful in the past. We are in the process of integrating the Tops assets with our own, and we may encounter unforeseen costs and other difficulties related to that process. Acquisitions, joint ventures and strategic alliances may involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, insufficient revenue generation to offset liabilities assumed and expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. In addition, in the case of acquisitions, we may be unable to effectively integrate the acquired companies’ marketing, technology, production, development, distribution and management systems. Our operating results could be adversely affected by any problems arising during or from acquisitions or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

ITEM 2.	DESCRIPTION OF PROPERTIES

We lease approximately 17,000 square feet of office and warehouse space in the City of Industry, California under a lease agreement expiring in two years from a Related Party. Most of our corporate, administration and manufacturing for our contract manufacturing division is conducted in that facility, which is substantially used to its capacity. Additionally, we rent manufacturing and assembly equipment from this Related Party for our contract manufacturing division. Rental expense, including the equipment related expenses, was $23,000 per month plus utilities in 2006.

In May 2006, we leased approximately 32,500 square feet in City of Industry, California and moved our aviation corporate, administration and manufacturing operations to the facility. The monthly rent expense is $22,700 pursuant to a lease that expires July 2009.

In May 2006, we leased on a month to month basis office space in Seoul Korea for research and development on our digital surveillance products for our digital technology division. The monthly rent expense is $4,000 pursuant to a lease that expires April 2008.

In April 2006, we leased approximately 7,450 square feet in Ontario, California in connection with our acquisition of Tops Digital Security, LLC to support corporate, administration and operations for Tops. In September 2006, we amended the lease to add an additional 7,450 square feet and moved administration and warehousing operations for our digital technology division. The monthly rent expense is $9,500 pursuant to a lease that expires April 2008.

In October 2005, we leased approximately 30,000 square feet in Tulsa, Oklahoma pursuant to a lease that expired April 2006 with two three month options to extend the lease, the first option for which has been exercised. The monthly rent expense was $22,000 for hangar space within the Tulsa International Airport used for aircraft maintenance and installation services for our aviation division. The lease expired and we terminated the operations.

In September 2004, we leased office space for our research and development department. Monthly rent expense for this space is $3,000 under a lease expiring on May 31, 2007.

In June 2004, we leased approximately 24,000 square feet of in the City of Industry, California under a lease agreement from a Related Party. This space is used for corporate, administration and manufacturing conducted by our aviation division. The monthly rental expense for this space was $16,000 under a lease expiring May 2007. We elected to terminate the lease in July 2006 and moved the aviation division operation to a new facility as detailed above.

In December 2003, we also leased from a Related Party 24,000 square feet of additional warehouse and office space in the City of Industry to accommodate growth in our contract manufacturing business. The monthly rental expense for this additional office space was $16,000 under a lease which expired in December 2006. Beginning September 1, 2004 this space was subleased under the same terms and conditions and expired December 2006.

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

Our annual meeting of stockholders was held on December 21, 2006. The following individuals were elected at the annual meeting to serve as directors of Global ePoint until their successors are elected and qualified. Shares voted in favor of these directors and shares withheld were as follows:

Directors	Shares Voted For	Shares Withheld	Shares Abstaining	Broker Non-Votes

Arik Arad	18,601,416	214,298	—	—
Daryl F. Gates	18,607,191	208,523	—	—
Joseph R. Hermosillo	18,599,452	216,262	—	—
Toresa Lou	18,553,478	262,236	—	—
John Pan	18,553,150	262,564	—	—
James D. Smith	18,596,562	219,152	—	—
John Yuan	18,586,388	229,326	—	—

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was traded on the Nasdaq Capital Market under the symbol GEPT. Our securities were delisted from the Nasdaq Capital Market effective September 19, 2006. Our common stock is currently quoted in the Pink Sheets under the trading symbol “GEPT.PK.”

The following table sets forth the high and low bid prices for our common stock, as reported on the Nasdaq Capital Market through September 19, 2006 and the Pink Sheets thereafter, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	2006
	High	Low
First Quarter	$4.40	$3.01
Second Quarter	3.65	1.59
Third Quarter	2.05	0.66
Fourth Quarter	0.85	0.28

The number of stockholders of record of our common stock, par value $.03 per share, as of April 3, 2007, was 428.

We have never paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

Unregistered Sales of Securities

We had the following unregistered sales of securities during 2006. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 8, 2006, the Company issued 100,000 shares of restricted Common Stock to a consulting firm in exchange a two year contract to perform various professional services.

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

We believe our competitive advantages in parts and components pricing, quality control, just-in-time production capabilities, customer service, and scalable production processes will support a planned extension of the operations of our contract manufacturing division—primarily the manufacture of specialized, custom-designed computers for industrial and commercial use—to include designing and manufacturing a broad range of products and systems, including digital video technology products. We intend to leverage our current contract manufacturing facilities to generate production-cost efficiencies for our digital video technology division. However, as described above in Item 1.A—“Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors” and below in “Liquidity and Capital Resources”, we require additional capital of at least $5 million in the near term in order to continue operations and in the event we are unable to obtain additional capital as and when needed we may be forced to curtail or suspend operations.

2006 was a difficult year relating to financing our operations. We entered into our Series E preferred stock financing in order to continue with our product development, acquisitions and sales and marketing strategies. As a result of the transaction, we were delisted from the Nasdaq Capital Market due to shareholder approval issues arising from the Nasdaq’s determination to aggregate our Series C, D, and E financings and our failure to file “listing of additional share” forms for these financings on a timely basis. Although we appealed the determination our appeals were denied and we were delisted from the Nasdaq Capital Market. Our common stock is currently quoted in the Pink Sheets under the trading symbol “GEPT.PK.” As a result of the delisting substantially all of our preferred stockholders have submitted redemption demands which has resulted in a working capital deficit. We intend to improve our working capital position by negotiating with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments. We also intend to improve our working capital position by pursuing various funding alternatives. There can be no assurance, however that we will be successful in resolving the preferred stockholders’ redemption demands without the need to make the required redemption payments or obtain additional working capital.

Even with these difficulties, there were several positive events in 2006 to move us forward. Key among them was our acquisition of Tops which expands of our digital video surveillance product offerings to include large scale enterprise solutions. Tops is a true enterprise level digital video management system utilizing the latest data compression technology and provides us with new and strategic opportunities as we move forward. Additionally within the digital technology division our Sequent Mobile products became one of the few mobile solutions to be certified by Motorola for their Motomesh Networks.

In our aviation division, in March 2007, we completed our FAA certification, and we have received our Supplemental Type Certificates (STC) for Boeing 757 and 767s for our In Flight Entertainment (IFE) retrofit program. This program replaces old CRT projector systems with state of the art LCD monitors and servers. Replacing these old systems is not only a passenger convenience but provides significant weight savings for the aircraft resulting in substantial fuel cost savings for the airline. There are a large number of aircraft around the world still equipped with the old CRT systems providing us with a significant niche opportunity. With the STC we expect to deliver, in 2007, on our current backlog for the IFE system with a large Latin American airline totaling $3.5 million. Additionally, with the STC completed we can now initiate a marketing and sales campaign to airlines around the world. We are also expecting the FAA to mandate cockpit door surveillance systems for passenger aircraft. The mandate provides for a large opportunity for our cockpit door surveillance system. The FAA named us as one of only five companies which meet their requirements for the system and estimated the U.S market for cockpit door surveillance systems to be $185 million and we believe the worldwide market to be approximately $500 million. We believe we are well positioned, subject to the receipt of additional capital, to take advantage of these opportunities and are looking forward to the opportunities and challenges which lie ahead.

RESULTS OF OPERATIONS—COMBINED

The following is a schedule showing the combined operations for our digital technology, aviation and contract manufacturing divisions, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses.

For the year ended December 31, 2006

($ in thousands)

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$2,031	$4,975	$25,908	$—	$32,914

Cost of sales	1,251	4,431	23,916	—	29,598

Gross profit	780	544	1,992	—	3,316

Operating expenses	4,727	3,084	2,604	4,204	14,619

Loss from operations	(3,947)	(2,540)	(612)	(4,204)	(11,303)

Other income (expense)	(70)	—	(26)	185	89

Loss before income tax provision	$(4,017)	$(2,540)	$(638)	$(4,019)	$(11,214)

Total assets as of December 31, 2006	$6,962	$8,631	$1,998	$4,942	$22,533

For the year ended December 31, 2005

($ in thousands)

	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$1,286	$3,388	$28,074	$—	$32,748

Cost of sales	902	2,703	25,120	—	28,725

Gross profit	384	685	2,954	—	4,023

Operating expenses	3,612	2,369	2,938	2,352	11,271

Income (loss) from operations	(3,228)	(1,684)	16	(2,352)	(7,248)

Other income (expense)	(23)	—	5	29	11

Income (loss) before income tax provision	$(3,251)	$(1,684)	$21	$(2,323)	$(7,237)

Total assets as of December 31, 2005	$4,795	$8,874	$6,157	$5,820	$25,646

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Year Ended December 31, 2006 Compared to December 31, 2005

Revenues for the digital technology division increased to $2 million for the year ended December 31, 2006 compared to $1.3 million for the year ended December 31, 2005. The increase in revenues is due to $1.2 million of revenue from our recently acquired Tops division offset by a $400,000 decline in sales of our fixed digital video surveillance products. Gross margins were 38% for the year ended December 31, 2006 compared to 30% for the year ended December 31, 2005. The increase in gross margin is due the sales of the higher margin Tops enterprise solution.

Operating expenses increased to $4.7 million for the year ended December 31, 2006 from $3.6 million for the year ended December 31, 2005. The increase in operating expenses is due to the acquisition of Tops which consisted of $311,000 selling expenses, $586,000 general and administrative expenses and $292,000 for research and development costs associated with our establishment of an R&D facility in Korea to facilitate the development of the high-end Tops product line. Additionally, travel expenses increased $78,000 and insurance expenses increased $45,000. The increases in expenses were offset by a decrease in other research and development costs of $74,000.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $4.0 million for the year ended December 31, 2006 compared to a loss from operations of $3.3 million for the year ended December 31, 2005.

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Year Ended December 31, 2006 Compared to December 31, 2005

Revenues for the year ended December 31, 2006 totaled $5.0 million compared to $3.4 million for the year ended December 31, 2005. The increase in sales is the result of an increase in aircraft maintenance services of $1.6 million, and a $0.4 million increase in sales of wire and harnesses offset by $0.4 million decrease in sales of other modification equipment and services. Cost of goods sold was $4.4 million for the year ended December 31, 2006 compared to $2.7 million for the year ended December 31, 2005. The increase in cost of goods sold is due to the increase in maintenance services operations. We established a maintenance operation in Tulsa, Oklahoma, in September 2005, to service a contract we obtained from a large Latin American airlines. The operation did not meet our expected profitability, therefore, we discontinued and closed the maintenance facility in Tulsa Oklahoma at the end of 2006 upon completion of the contract. Gross margins for the year ended December 31, 2006 were 11% compared to 20% for the year ended December 31, 2005. The decline in margins was due to the increase in lower margin maintenance services. We believe our overall gross margins will improve as our mix of business moves to equipment deliveries which have a higher margin. We have experienced delays in obtaining FAA certifications for our IFE retrofit program causing delays in the shipment of the IFE equipment to a large Latin American airlines. In early 2007 we completed the certification process for the programs and expect to begin deliveries of equipment in the second quarter of 2007.

Operating expenses totaled $3.1 million for the year ended December 31, 2006 compared to $2.4 million for the year ended December 31, 2005. The increase is primarily due to additional costs associated with the maintenance services operation, including $87,000 in insurance expenses and $144,000 for permanent and temporary labor and labor related costs. Additionally, bad debt expense increased $344,000 primarily due to settlement of disputed expense reimbursements with a major customer. Rent expense increased $58,000 as a result of moving the aviation corporate operations to a new facility beginning June 2006, the increase in rent expense is due to rent related to our previous facility whose lease was cancelled in August 2006. These increases in operating expenses were offset by $143,000 decrease in advertising and promotion, travel and entertainment expenses due to cost reductions from participation in trade shows in 2006.

As a result of the foregoing, the aviation division incurred a loss from operations of $2.5 million for the year ended December 31, 2006 compared to a loss from operations of $1.7 million for the year ended December 31, 2005.

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

For the Year Ended December 31, 2006 Compared to December 31, 2005

Net sales for the year ended December 31, 2006 decreased to $25.9 million from $28.1 million in the year ended December 31, 2005. The decrease in sales was the result of a decrease in sales of industrial computer products from $5.7 million in the year ended December 31, 2006 compared to $8.5 million in the year ended December 31, 2005. The decline in industrial computer sales is primarily due to the decline in sales from two of our major customers. One of our customer’s contracts expired in early 2007 and has not been renewed. We are in discussions with the customer to obtain new contracts although at this time we have been unsuccessful and it is uncertain as to whether we will continue to provide our services to the customer in the future. Another major customer’s product line has moved to high end/lower sales volume x-ray machines and discontinued their low end/higher sales volume x-ray machines, resulting in a decline in sales for our industrial PC. The decrease in net sales was offset by an increase in sales of consumer computer products to $20.2 million in the year ended December 31, 2006 from $19.3 million in the year ended December 31, 2005. We have discontinued production of the lower margin basic level consumer PCs which was subcontracted to us by the Related Parties to focus our resources on our higher margin product offerings. Sales of the basic level consumer PC products to our Related Party were $19.2 million and $17.8 million for the years ended December 31, 2006 and 2005, respectively. The basic level consumer PC program was a low margin program, discontinuing the program additional resources to focus on our higher margin product offerings. Cost of sales was $23.9 million for the year ended December 31, 2006, or 92.3%, of sales compared to $25.1 million, or 89.5%, of sales for the corresponding year ended December 31, 2005. The increase in the cost of sales as a percentage of net sales was due to the increase in sales of lower margin consumer computer products. As a result, gross margins for the year ended December 31, 2006 were 7.7% compared to 10.5% for the year ended December 31, 2005.

Operating expenses for the year ended December 31, 2006 were $2.6 million, or 10.1% of sales, compared to $2.9 million, or 10.5% of sales, for the year ended December 31, 2005. The decline in operating expenses is due to a decrease in selling expenses of $196,000 primarily due to a reduction in commission expenses as a result of lower sales of industrial computer products in the year ended December 31, 2006 over 2005.

The net result was a loss from operations for the contract manufacturing division was $638,000 for the year ended December 31, 2006 compared to income from operations of $21,000 for the year ended December 31, 2005.

RESULTS OF OPERATIONS—CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses. During the year ended December 31, 2006, corporate general and administrative costs totaled $4.2 million compared to $2.3 million for the year ended December 31, 2005. The increase in corporate expenses was due to a $1.0 million increase in stock based compensation expense primarily from the amortized costs of previously issued employee stock options as a result of our adoption of SFAS 123(R), $0.3 million increase in the general allowance for doubtful accounts, $0.2 million increase for damages and penalties related to defaults associated with our preferred stock offerings and $0.3 million to specifically reserve for the Interlott accrued receivable. We intend to pursue collection of the Interlott receivable when resources allow, although the uncertainty as to the realization of collection resulted in the requirement to reserve the outstanding balance. The NASDAQ delisting proceedings and defense of the shareholder derivative lawsuit resulted in an increase of $0.2 million in legal expenses. Corporate personnel and other related expenses increased $0.1 million. These expenses were partially offset by a decline of $0.1 million in professional fees and services associated with being a public company.

Other income increased $0.2 million due to the receipt of uncollected funds from the State of Pennsylvania from the pre-merged public entity.

The net result for corporate operations was a loss from operations of $4.0 million for the year ended December 31, 2006 compared to a loss from operations of $2.3 million for the year ended December 31, 2005.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, we incurred a net loss of $11.2 million, or $(0.64) per share. The conversion of our Series D Preferred Stock and warrant exercise and simultaneous private placement sale of our Series E preferred stock generated a non-cash preferred dividend of $4.9 million, and the reclassification of our preferred stock to short term liabilities generated a non cash preferred dividend of $3.4 million resulting in a net loss applicable to common stockholders of $19.9 million, or $(1.13) per share for the year ended December 31, 2006 compared to non-cash preferred dividends of $2.8 million in the year ended December 31, 2005 and a net loss applicable to common stockholders of $10.1 million, or $(0.77) per share for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, due to the reclassification of $7.5 million of our Series C, D and E preferred stock to short term loans payable, the Company had a $5.4 million net working capital deficit and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. We intend to improve our working capital position by pursuing negotiations with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments. However, there can be no assurance that we will be successful in resolving their redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months from the date of this report assuming we do not fund the required mandatory redemption payments.

We believe that we require a minimum of $5 million of additional funding, in addition to any funding required to resolve the $6.3 million in redemption demands of our preferred shareholders, in order to fund our ongoing and planned operations over the next 12 months. If we are not successful in resolving their redemption demands without a cash payment, we will need a minimum of $11.4 million of additional funding over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 states that due to recurring losses, reclassification of all preferred stock as current liability because of mandatory redemption, and working capital deficiency, there is substantial doubt about our ability to continue as a going concern.

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

Net cash used by operations for the year ended December 31, 2006 was $6.6 million as compared to cash used by operations of $11.3 million for the corresponding period in 2005. In the year ended December 31, 2006, the primary use of cash was funding the operating loss. In the fiscal year ended 2005, the primary use of cash was incurred to fund the operating loss and additional working capital requirements of $2.0 million for the Aviation division to fund the aircraft maintenance and modification project for our Latin American airline customer.

Cash used in investing activities for the year ended December 31, 2006 consisted of $0.8 million compared to cash used of $2.1 million for the year ended December 31, 2005. For the year ended December 31, 2006, the cash was comprised of the collection of $0.5 million on the note provided to Astrophysics, Inc. offset by of $1.3 million of cash used for the acquisition of fixed assets and other intangibles. For the year ended December 31, 2005, cash was primarily used for a good faith deposit of $0.5 million and other costs of $0.2 million related to our intent to purchase Astrophysics, Inc. and an additional $0.5 million note provided to Astrophysics as per the terms of the letter of intent. Additional cash of $0.7 million was required for the acquisition of fixed assets and other intangibles.

The Company’s wholly-owned subsidiary, Best Logic, LLC, executed a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1 million. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate was 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. As of March 31, 2007, a total of $965,000 is outstanding by Best Logic pursuant to the loan agreement. Best Logic is currently in default under the loan agreement. Best Logic is attempting to negotiate a work-out or extension of the loan, however there can be no assurance it will be able to do so.

Net cash provided by financing activities for the year ended December 31, 2006 totaled $6.6 million as follows: the issuance of our Series E preferred stock provided $3.6 million, the net proceeds from the exercise of stock warrants provided

$4.5 million, and proceeds from the exercise of stock options provided $.7 million, all of which were offset by $.3 million to pay in full a loan to complete the Tops acquisition, $.8 million offset of balances due to related parties and $1.1 million to pay preferred stock dividends and redemptions. As of December 31, 2006, the total outstanding balance on loans from related parties was $1.4 million.

Net cash provided by financing activities for the year ended December 31, 2005 totaled $13.2 million. In March 2005, our Contract Manufacturing division obtained a $1 million bank line of credit to assist in the funding of our working capital requirements, all of which was used in operations as of December 31, 2005. In the second quarter of 2005, we completed the private placement sales of Series B and Series C preferred stock resulting in aggregate net proceeds of $4.6 million. In November 2005, we completed the private placement sale of Series D preferred stock resulting in net proceeds of $5.7 million. An additional $1.9 million was received through the exercise of previously issued stock options. As of December 31, 2005, the total outstanding balance on loans from related parties was $2.1 million.

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

On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of their Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock, and 95,703 shares of their Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock. Subsequently, we received redemption notices demanding that we repurchase an additional 150,600 shares of Series C preferred stock, 5,500 remaining shares of the Series D preferred stock and 6,175 shares of Series E preferred stock. As of March 31, 2007,, the aggregate redemption amount under the notices received is $6,283,183 plus $163,972 accrued and unpaid dividends.

There are outstanding 501,917 shares of Series C preferred stock, 5,500 shares of Series D preferred stock and 117,314 shares of Series E preferred stock. Under the applicable provisions of the Certificates of Designations for the Series C, D and E preferred stock, the redemption payment amounts for the Series C, D, and E preferred stock is $2.80 per share, $50 per share and $50 per share, respectively, plus accrued but unpaid dividends. In the event holders of all of the Series C, D and E preferred stock are entitled to have their preferred stock redeemed, the aggregate redemption amount would be $7,484,851, plus accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election.

We are currently working to get our common stock listed on the OTC Bulletin Board and we are pursuing negotiations with the holders of its Series C, D and E preferred stock to resolve their redemption demands without the need for us to make the required redemption payment in cash. There can be no assurance that we will be successful in resolving the redemption demands on terms satisfactory to us. There can also be no assurance that we will not receive additional redemption demands from other holders of its Series C, D, and E preferred stock.

CONTRACTUAL CASH OBLIGATIONS

The following table outlines payments due under our significant contractual obligations over the next five years, exclusive of interest (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2 – 3 Years		4 – 5 Years		After 5 Years
Contractual Obligations at December 31, 2006

Loan payable	$2,291	$2,291	$		$		$—

Preferred Stock Reclassification	7,546	7,546		—		—	—

Long Term Debt	1,997	—		1,970		27	—

Operating Leases	3,136	896		1,133		649	458

Sublease Income	(2,129)	(306)		(645)		(692)	(486)

Unconditional Purchase Obligations	—	—		—		—	—

Consulting Contractual Obligation	300	180		120		—	—

Total Contractual Obligations	$13,142	$10,608		$2,578		$(16)	$(28)

We leased five facilities as of December 31, 2006, one of which was substantially subleased, and the other four of which housed the Company’s corporate, manufacturing and warehouse requirements.

In June 2004, we borrowed $1,000,000 from John Pan, our Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. As of December 31, 2006 the total outstanding loan plus accrued interest totaled $1.2 million. We are required to accrue interest payments each month until the principal balance is paid in full, which was to occur no later than December 15, 2006. We are in discussions with Mr. Pan to extend the terms of the loan.

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

Reserve for uncollectible accounts. Management evaluates accounts receivable periodically for potentially uncollectible receivables by considering factors including specific customer circumstances and plans, historical experiences, and expected future trends. As of December 31, 2006, management estimated the reserve for uncollectible accounts to be $1.4 million.

Inventories. The Company’s inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Inventory consists primarily of computer components parts video and data recording component parts, cockpit door surveillance system and wire harness component parts, and work in process. Inventories are stated at the lower of average cost or market.

Research and development. Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2006 or 2005.

Goodwill and Other Intangibles. We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2006 the net amount of $10.7 million of goodwill and intangible assets represented 47.4% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of August 8, 2003. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

We have accumulated a total of $8.1 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks, $300,000 from the asset purchase of Perpetual, and $1.8 million for the asset purchase of Tops. The goodwill arising from the Merger and asset acquisitions, other than Tops, has been subject to its annual impairment test in 2006. Application of the discounted cash flow methodology to management assumptions did not identify any impairment to the goodwill. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

Long-term assets. Long-term assets of the Company are reviewed as to whether their carrying value have become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects the long-term assets to be fully recoverable.

Income taxes. The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company is taxed as a consolidated group from the date of the Merger forward. The consolidated group has generated net losses in 2006 and 2005. Therefore, the Company has recognized the minimum California income tax and the franchise tax applicable to Best Logic, LLC.

Financial instruments. Considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon the disposition of the financial instruments. The use of market assumptions and or estimation methodologies may have a material effect on estimated fair value amounts. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, and other items included on the consolidated balance sheet as of December 31, 2006 approximate their fair value due to their short-term nature.

Stockholders’ Equity. The Company has issued five series of preferred stock with stock warrants. Each issuance of preferred stock was accounted for in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the issuance and conversions of preferred stock have resulted in $1.8 and $2.6 million of beneficial conversion for the years ended December 31, 2006 and 2005, respectively. The beneficial conversion has been recognized as a non-cash preferred stock dividend. Additionally, each of the issuances has been reviewed and analyzed in accordance with FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks which require classification of financial instruments with certain characteristics as liabilities. Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. As a result of the repurchase provisions, the preferred shares were reclassified as liabilities and included in current liabilities on the accompanying consolidated balance sheet.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. This Statement does not affect the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. This Statement does not affect the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This Statement does not affect the Company’s financial statements.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and related notes are contained on pages F-1 to F-27 of this report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 10, 2006, Haskell & White LLP (“H&W”), the independent registered public accounting firm of Global ePoint, Inc. (the “Company”) for the fiscal years ended December 31, 2005 and December 31, 2004, resigned as the Company’s independent registered public accounting firm. H&W’s resignation was effective upon the filing with the Securities and Exchange Commission (“SEC”) of the Company’s Quarterly Report on Form 10-QSB for the three-month and nine-month periods ended September 30, 2006, which was on November 20, 2006.

The audit reports of H&W on the Company’s consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or procedure, or accounting principles.

During each of the fiscal years ended December 31, 2005 and December 31, 2004 and the subsequent interim period from January 1, 2006 through November 20, 2006: (i) there were no disagreements between the Company and H&W on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of H&W, would have caused H&W to make reference to the subject matter of the disagreement in connection with its reports on the consolidated financial statements for such years; and (ii) there were no “reportable events” (as defined in Item 304(b) of Regulation S-B).

On December 1, 2006, the Company engaged Vasquez & Company LLP, an independent registered public accounting firm to provide audit and related accounting services.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006

We are continuing to evaluate our internal controls as required by Sections 404(a) of the Sarbanes-Oxley Act of 2002 which will require us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting for the year ending December 31, 2007. We will be required to provide an auditors’ attestation report on our internal control over financial reporting beginning with the year ending December 31, 2008. In the course of our evaluation, we have identified certain areas requiring improvement, which we are addressing. The Merger and additional acquisitions, as summarized in Footnote 2 in the Notes of the Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

There have been no changes in our internal controls during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Set forth below is information regarding the Company’s current Directors and Officers.

Name	Age	Position	Director Since
Toresa Lou	47	Director, Chief Executive Officer	2003
John Pan	59	Chairman of the Board, President, Chief Financial Officer and Secretary	2003
Daryl F. Gates	80	Director	2004
James D. Smith	70	Director	2004
John K. Yuan	52	Director	2003
Arik Arad	55	Director	2005
Joseph Hermosillo	71	Director	2005

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

Audit Committee Financial Expert

The current members of the Audit Committee are Joseph Hermosillo, James D. Smith Arik Arad and John Yuan, each of whom is an “independent” director under the recently adopted Nasdaq rules. Our Board has determined that Joseph Hermosillo is a “financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file. Based solely on a review of copies of the Section 16 forms furnished to us with respect to year ended December 31, 2006, we believe that the filing requirements applicable to our officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.	EXECUTIVE COMPENSATION

The compensation table below includes compensation paid to our Chief Executive Officer and our two other highest paid executive officers for 2006. Other than as set forth in the table, we did not pay any other salary, bonus or other compensation to these individuals.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Toresa Lou, CEO	2006	300,000	—	—	175,100	—	—	—	475,100

John Pan, CFO	2006	250,000	—	—	175,100	—	—	—	425,100
Daryl Gates, President since November 2006	2006	156,000	—	—	89,174	—	—	—	245,174

The dollar amount reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in footnote 11 to our audited financial statement for the fiscal year ended December 31, 2006 included elsewhere in this report.

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

Daryl F. Gates has been appointed to the office of President of Global ePoint, Inc. (the “Company”), effective November 20, 2006, replacing John Pan. As compensation for his services as President of the Company, Mr. Gates is receiving options to purchase 120,000 shares of the Company’s common stock at an exercise price of $0.60 per share, vesting at a rate of 10,000 shares per month beginning on November 20, 2006. The options will be issued pursuant to the Company’s 2005 Stock Incentive Plan and will expire on November 13, 2011. In addition to being an officer and a director of the Company, Mr. Gates has served as a consultant to the Company since July 2003. From July 2003 through October 2003, the Company paid Mr. Gates a monthly consulting fee of $5,000. In November 2003, the Company entered into a one-year consulting agreement with Mr. Gates pursuant to which the Company paid him a monthly consulting fee of $10,000 and granted him an option to purchase 60,000 shares of the Company’s common stock at $6.47 per share. This option is exercisable until the earlier of five years from the grant date or the date that Mr. Gates ceases providing consulting services to the Company. Effective November 1, 2004, the Company entered into a new consulting agreement with Mr. Gates pursuant to which he receives a monthly consulting fee of $13,000. Pursuant to the consulting agreement, the Company also granted him options to purchase 60,000 shares of its common stock at an exercise price of $2.82 per share as compensation for his services from November 1, 2004 through November 1, 2005, and an additional 60,000 shares of its common stock at an exercise price of $2.82 per share as compensation for his services from November 1, 2005 through November 1, 2006.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Toresa Lou	375,000	125,000	—	4.88	7/31/2012
John Pan	375,000	125,000	—	4.88	7/31/2012
Daryl Gates	60,000	—	—	6.47	11/3/08
	66,000	—	—	2.82	11/1/2009
	60,000	—	—	2.82	11/1/2011
	13,333	106,667	—	0.60	11/20/2011

Director Compensation

Non-Employee Director Compensation. In July 2004, the Board of Directors adopted a policy for compensating non-employee directors which became effective on January 1, 2005. Under the policy, non-employee directors will be entitled to receive (i) a cash fee of $1,500 for each in-person meeting of the Board of Directors and $500 for each telephonic meeting and an additional $500 for each telephonic meeting in excess of one hour, and (ii) options to purchase 20,000 shares of common stock, which will become fully vested upon the directors’ re-election at the next annual meeting of stockholders. In addition, members of Board committees will receive an option to purchase 5,000 shares of common stock for each committee assignment and additional options to purchase 5,000 shares of common stock as chairman of a committee

Employee Director Compensation. Directors who are employees of Global ePoint receive no fees for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of the Board of Directors and its committees.

The compensation table below includes compensation paid to our Non-Employee Board of Directors for the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash	Option Awards	Total
Arik Arad	$17,000	$107,600	$124,600
JR Hermosillo	24,000	121,050	145,050
James D. Smith	19,500	94,150	113,650
John Yuan	7,500	67,250	74,750

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock as of 3/31/2007	Percent of Class
Iroquois Capital LP (2)	5,871,496	30.29%
John Pan (4)	4,948,472	25.05
Toresa Lou (3)	1,561,891	7.80
John Yuan (5)	90,000	*
Daryl F. Gates (6)	324,703	*
James D. Smith (5)	75,000	*
Joseph R, Hermosillo	45,000	*
Arik Arad	40,000	*
All directors and executive officers as a group (7 persons)	7,085,066	33.8%

*	Less than one percent.
(1)	Unless otherwise indicated, all shares are owned beneficially and of record by the person named above.(2) Includes the following securities: 1,547,319 shares underlying the Series E Preferred Stock, 843,981shares issuable upon the exercise of warrants at an exercise price of $3.58 per share, 641,657shares issuable upon the exercise of warrants at an exercise price of $2.76 per share, and up to 2,133,465 shares issuable upon the exercise of warrants at an exercise price of $0.01 per share. In addition, includes 42,858 shares beneficially held by Iroquois Capital, LP. Joshua Silverman has voting and investment control over the securities held by Iroquois Capital, LP and Iroquois Master Fund Ltd. Mr. Silverman disclaims beneficial ownership of the shares held by Iroquois Capital, LP and Iroquois Master Fund Ltd. 9,047 shares underlying the Series C Preferred Stock, 31,250 shares issuable upon the exercise of warrants at an exercise price of $6.91 per share., and 323,234 common shares.

(3)	Represents options to purchase shares of Common Stock issued to Auspex LLC, an entity controlled by Toresa Lou, issued in connection with the Company’s acquisition of McDigit in August 2003, pursuant to the Reorganization and Stock Purchase Agreement dated March 31, 2003 (the “Reorganization Agreement”). Under the Reorganization Agreement, McDigit was entitled to receive 1,511,015 options to purchase the Company’s Common Stock as part of the acquisition by Global. In August 2003, Global and McDigit executed the “Stock Distribution Agreement” pursuant to which the parties agreed that these options would be granted to Auspex LLC. Pursuant to the Reorganization Agreement, the option was issued pari passu to, and in a number equal to, the outstanding options and warrants of the Company at time of closing of the acquisition. The option may only be exercised in the same number as the number exercised from the existing options and warrants held at the time of closing. Between the closing date of the acquisition and April 9, 2007, 243,585 options that were outstanding upon the closing date of the acquisition have expired, and therefore, an equal number of Auspex LLC’s options under the Stock Distribution Agreement have expired. For purposes of this table, we have assumed that all of Auspex LLC’s other options are currently exercisable. Also includes 924,891common shares from the exercise of options pursuant to the agreement. Includes an additional 375,000 options to purchase common stock.
(4)	Includes options to purchase 375,000 shares of common stock.
(5)	Includes options to purchase 250,000 shares of Common Stock.
(6)	Represents options to purchase 306,000 shares of Common Stock and 18,703 shares of Common Stock.

Equity Compensation Plan Information

In 2006, we maintained five equity compensation plans under which our equity securities were authorized for issuance to our employees, directors or consultants: the 1993 Stock Option Plan, the 1994 Stock Option Plan, the 1994 Stock Option Plan for Directors and the 2004 Stock Option Plan and 2005 Stock Option Plan. All five of these plans were approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,491,000	$4.08	2,717,000
Total	2,491,000	$4.08	2,717,000

(1)	As of March 2003, the 1993 Stock Option Plan expired and no further grants will be made under this plan. As of April 2004, the 1994 Stock Option Plan and the 1994 Stock Option Plan for Directors expired and no further grants will be made under these plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have transacted a substantial majority of our business with companies that are owned or controlled by Mr. John Pan, our Chairman, Chief Financial Officer and largest stockholder (we refer to these companies in this report as “related parties”). These transactions allow us to leverage sales opportunities and component and sub-system purchasing relationships of these related companies. As a result, we believe that we achieve the benefits of economies of scale associated with shared facilities, administration, and sales, and the benefits associated with the use of the related parties’ network of global contacts, sales opportunities and purchasing power.

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

FACILITIES LEASING ARRANGEMENT

We share office and warehouse facilities in buildings owned or controlled by Mr. John Pan, our Chairman, Chief Financial Officer and largest stockholder, which facilities are also partially occupied by another company controlled by Mr. Pan. We also use and pay rent to Mr. Pan for the use of our manufacturing and assembly equipment. We recorded occupancy costs and equipment rental expenses to Mr. Pan totaling $441,000 and $519,000 for the fiscal years ended December 31, 2006 and 2005, respectively. Occupancy costs paid to Mr. Pan are based on the square footage occupied and a price per square foot verbally agreed upon.

PURCHASES FROM RELATED PARTIES

During 2006 and 2005, we purchased from related parties components and finished products totaling approximately $17.4 and $15.3 million respectively. The related parties can generally purchase components in greater quantity than we can on our own and thereby can pass through to the Company the more favorable pricing due to its volume discounts. Of our total purchases from related parties, a majority constitute purchases of various component parts, such as memory, CPUs, hard drives and motherboards, and finished products from Avatar Technology, Inc. (Avatar) and Prophecy Technology, LLC (Prophecy). Of the total purchases in 2006 and 2005, approximately $13.5 and $10.8 million, respectively, were from Avatar, and approximately $3.9 and $4.4 million, respectively, were from Prophecy. These related parties have long-term, volume purchasing relationships with certain component suppliers that allow them to sell components to us at terms that are not otherwise available to us in the general market.

SALE ARRANGEMENTS

During 2006 and 2005, we sold approximately $19.1 and $18.0 million, respectively, of products and contract manufacturing services to related parties. Included in these amounts were sales of $15.4 and $17.6 million, respectively, to Avatar and $3.8 and $0.2 million, respectively, to Prophecy.

Avatar and Prophecy Technology, LLC provide distribution of computer components around the world, as well as consumer PCs in selected markets. In both 2006 and 2005, these entities secured major contracts for consumer PCs with a large retail chain in Latin America and, as a result, subcontracted the manufacturing of the consumer PCs to us. Our contract manufacturing division generated sales of approximately $19.1 and $17.6 million in 2006 and 2005, respectively, from these entities for consumer PCs, all of which were ultimately delivered to retail stores of their customers throughout Latin America.

The following schedule provides a summary of balances with the related parties as of December 31, 2006 and transactions with related parties during the years ended December 31, 2006 and 2005:

(Thousands of dollars)	As of December 31, 2006
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$—
(C) (100% owned by CFO/Chairman)	—

(D) (95% owned by CFO/Chairman)	139

Total	$139

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$78
(C) (100% owned by CFO/Chairman)	(33)
(D) (95% owned by CFO/Chairman)	—

Total	$45

	For the year ended December 31,
(Thousands of dollars)	2006	2005
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$13,531	$10,821
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	3,909	4,470

Total	$17,440	$15,291

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$15,388	$17,754
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	3,766	220

Total	$19,154	$17,974

OTHER RELATED PARTY TRANSACTIONS

Mr. John Pan, the Company’s Chairman, Chief Financial Officer and majority stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of December 31, 2006, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

In June 2004, we borrowed $1,000,000 from John Pan, our Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 8.50% as of December 31, 2006. As of December 31, 2006 the outstanding loan and accrued interest totaled $1.2 million. We are required to accrue interest payments each month until the principal balance is paid in full no later than December 15, 2006. The loan has matured and we are in discussions with Mr. Pan to extend the terms of the loan.

ITEM 13.	EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 10, 2006, Haskell & White LLP (“H&W”), the independent registered public accounting firm of Global ePoint, Inc. (the “Company”) for the fiscal years ended December 31, 2005 and December 31, 2004, resigned as the Company’s independent registered public accounting firm. H&W’s resignation was effective upon the filing with the Securities and Exchange Commission (“SEC”) of the Company’s Quarterly Report on Form 10-QSB for the three-month and nine-month periods ended September 30, 2006 which was filed on November 20, 2006. On December 1, 2006, the Company engaged Vasquez & Company LLP (“Vasquez”), an independent registered public accounting firm to provide audit and related accounting services. No fees were paid to Vasquez through the year ended December 31, 2006. The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2006 and 2005 by our independent registered public accounting firm, H&W:

Fee Category	2006	2005
1) Audit Fees	$245,390	$198,840
2) Audit-Related Fees	$—	$—
3) Tax Fees	—	—
4) All Other Fees	$—	$—

Audit fees include fees and expenses incurred in connection with audits and quarterly reviews of our consolidated financial statements and review of and preparation of consents for registration statements filed with the Securities and Exchange Commission.

Our Audit Committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The Audit Committee approved 100% of such fees for each of the years ended December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL EPOINT, INC.

Date: April 17, 2007	By:	/s/ TORESA LOU
Toresa Lou,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 17, 2007.

Signature	Title

/s/ TORESA LOU	Chief Executive Officer (principal executive officer) and Director
Toresa Lou

/s/ JOHN PAN	Chief Financial Officer (principal financial officer and principal accounting officer), Secretary and Chairman of the Board of Directors
John Pan

/s/ JOSEPH R HERMOSILLO	Director
Joseph R. Hermosillo

/s/ ARIK ARAD	Director
Arik Arad

/s/ DARYL F. GATES	President Director
Daryl F. Gates

/s/ JAMES D. SMITH	Director
James D. Smith

/s/ JOHN K. YUAN	Director
John K. Yuan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

Global ePoint, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global ePoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global ePoint, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses, the Company reclassified all of its preferred stock as current liability because of mandatory redemption, and the Company has negative working capital. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ VASQUEZ & COMPANY LLP

Los Angeles, California

April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global ePoint, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows of Global ePoint, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7, the Company has engaged in significant related party transactions.

/s/ HASKELL & WHITE LLP

Irvine, California

March 31, 2006

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006

(Thousands of dollars, except per share amounts)

ASSETS
CURRENT ASSETS:
Accounts receivable, net	$2,692
Accounts receivable—related parties	139
Inventories	5,362
Other current assets	776

Total current assets	8,969

Property, plant and equipment, net	789
Card dispensing equipment and related parts	885
Goodwill	8,104
Other intangibles	2,571
Deposits and other assets	1,215

Total other assets	13,564

Total assets	$22,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,420
Accounts payable—related parties	7
Accrued expenses	1,054
Customer deposits	103
Due to related parties	38
Due to stockholder	1,311
Loans payable	981
Mandatorily Redeemable Preferred Stock	7,485

Total current liabilities	14,399

NON-CURRENT LIABILITIES	1,997

Total liabilities	16,396

Commitments and Contingencies (Notes 11, 13, and 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.03 par value, 50,000,000 shares authorized and 19,413,812 shares issued and outstanding	581
Paid-in capital	28,596
Accumulated other comprehensive loss	(56)
Accumulated deficit	(22,984)

Total stockholders’ equity	6,137

Total liabilities and stockholders’ equity	$22,533

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

(Thousands of dollars, except per share amounts)	For the years ended
	December 31, 2006	December 31, 2005
Sales	$13,761	$14,994
Sales- related parties	19,153	17,754

Total net sales	32,914	32,748

Cost of sales	11,210	11,768
Cost of sales- related parties	18,388	16,957

Total cost of sales	29,598	28,725

Gross profit	3,316	4,023

Operating expenses:
Selling and marketing	2,741	2,981
General and administrative	9,757	6,615
Research and development	1,646	1,268
Depreciation and amortization	475	407

Total operating expenses	14,619	11,271

Loss from operations	(11,303)	(7,248)
Other income (expense)	89	11

Loss before income tax provision	(11,214)	(7,237)
Income tax provision	—	17

Net loss	(11,214)	(7,254)
Preferred stock dividend	(8,652)	(2,819)

Net loss applicable to common stockholders	$(19,866)	$(10,073)

Loss per share - basic	$(1.13)	$(0.77)

Loss per share - fully diluted	$(1.13)	$(0.77)

Weighted average shares and share equivalents	17,622	13,163

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

(Thousands of dollars and shares)	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2004	34	$2,672	12,123	$363	$12,635	$—	$(4,517)	$11,153

Common stock issued upon options exercise	—	—	1,246	37	1,843	—	—	1,880
Common stock and option based compensation	—	—	30	1	130	—	—	131
Series B Preferred stock issued May 20, 2005, net of $146 in related costs	15	1,025	—	—	—	—	305	1,330
Series C Preferred stock issued June 8, 2005, net of $237 in related costs	1,250	2,451	—	—	—	—	575	3,026
Series D Preferred stock issued November 7, 2005, net of $258 in related costs	120	3,960	—	—	—	—	692	4,652
Warrants
Issued with Series B Preferred Stock offering	—	—	—	—	329	—	—	329
Issued with Series C Preferred Stock offering	—	—	—	—	812	—	—	812
Issued with Series D Preferred Stock offering					1,782	—	—	1,782
Preferred Stock Conversion	(443)	(4,470)	1,928	59	4,412	—	1,083	1,084
Net loss from operations	—	—	—	—	—	—	(7,254)	(7,254)
Preferred stock dividend	—	—	—	—	(165)	—	(2,654)	(2,819)

Balances- December 31, 2005	976	5,638	15,327	460	21,778	—	(11,770)	16,106

Common stock issued upon options exercise	—	—	586	17	714	—	—	731
Common stock and option based compensation	—	—	100	3	1,181	—	—	1,184
Common stock issued upon warrants exercise	—	—	1,096	33	699	—	—	732
Common stock issued for acquisitions	—	—	603	18	1,985	—	—	2,003
Series E Preferred stock issued May 25, 2006, net of $108 in related costs	128	3,561	—	—	—	—	1,828	5,389
Warrants:								—
Issued with Series E Preferred Stock offering	—	—	—	—	1,114	—	572	1,686
Issued to induce conversion of warrants	—	—	—	—	1,734	—	1,855	3,589
Preferred stock conversions	(406)	(4,333)	1,639	48	3,222	—	556	(507)
Preferred stock redemptions	(73)	(435)	—	—	(297)	—	—	(732)
Preferred stock reclassified to short term debt	—	(4,431)	—	—	(3,054)	—	3,363	(4,122)
Net loss	—	—	—	—	—	—	(11,214)	(11,214)
Other Comprehensive Loss	—	—	—	—	—	(56)	—	(56)
Preferred stock dividend	—	—	63	2	(480)	—	(8,174)	(8,652)

Balances- December 31, 2006	625	$(0)	19,414	$581	$28,596	$(56)	$(22,984)	$6,137

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

(Thousands of dollars)	2006	2005
CASH FLOWS (USED)/PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(11,214)	$(7,254)
Adjustments to reconcile net loss to net cash flows (used)/provided by operating activities:
Depreciation and amortization	475	407
Provision for bad debts	1,141	83
Stock based compensation	1,037	131
Increase/(decrease) in cash from changes in:
Accounts receivable	1,487	(1,924)
Accounts receivable—related parties	2,427	2,806
Inventory	212	(1,255)
Other current assets	70	(292)
Accounts payable	23	1,050
Accounts payable—related parties	(2,369)	(4,742)
Accrued expenses	124	(268)
Customer deposits	37	(59)

Net cash used by operating activities	(6,550)	(11,317)

CASH FLOWS PROVIDED/(USED) BY INVESTMENT ACTIVITIES:
Additions to property and equipment	(269)	(126)
Goodwill and other intangibles	(978)	(599)
Decrease in /(additions to) other assets	443	(1,339)

Net cash used by investing activities	(804)	(2,064)

CASH FLOWS PROVIDED/(USED) BY FINANCING ACTIVITIES:
Loan payable	1,670	(20)
Net borrowings from related parties	(814)	(87)
Advances from stockholder	74	1,092
Proceeds from exercise of stock options	731	1,880
Net proceeds from preferred stock offerings	3,594	7,436
Net proceeds from the exercise of stock warrants	2,466	2,923
Preferred stock dividend payments	(304)	—
Preferred stock redemption	(843)	—

Net cash provided by financing activities	6,574	13,224

NET INCREASE IN CASH AND CASH EQUIVALENTS	(780)	(157)
CASH AND CASH EQUIVALENTS, beginning of period	780	937

CASH AND CASH EQUIVALENTS, end of period	$0	$780

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion included in preferred stock dividend	$5,189	$2,654

Preferred stock dividend	$3,254	$—

Increase in preferred stock dividend payable	$209	$165

Preferred stock reclassified to short term debt	$7,485	$—

Tops Digital Security, Inc acquisition	$2,003	$—

Compensation on consulting agreement	$149	$—

Income taxes paid	$13	$17

See accompanying notes to consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Principles of consolidation The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, McDigit Inc., which was incorporated under the laws of the state of California in November 2002, Best Logic LLC (“Best Logic”), which was organized in California in November 2000, Global AirWorks, Inc. which is incorporated under the laws of the state of California in April 2004, Tops Digital Securities, LLC which was incorporated under the laws of Nevada in March 2006 and Global Telephony, which was incorporated under the laws of Nevada in 2001, and are collectively referred to as the “Company” in these consolidated financial statements. Some of the related parties discussed in Note 7 may be considered variable interest entities in accordance with FIN 46R “Consolidation of Variable Interest Entities”, however, the Company is not the primary beneficiary of such entities. Therefore, the related party entities are not included in the consolidated group. All significant inter-company balances and transactions have been eliminated.

Going Concern The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Working Capital Resources As of December 31, 2006, the Company reclassified all $7.5 million of its mandatorily redeemable Series C, D and E preferred stock to short term liabilities, of which, the Company has received redemption demands totaling $6.3 million. Due to the reclassification of the preferred stock, the Company had a $5.4 million net working capital deficit. Additionally, the Company had no cash or cash equivalents. Since December 31, 2006, the Company’s working capital position has worsened due to continuing losses from operations. The Company intends to improve its working capital position by pursuing negotiations with the holders of its Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments in cash. However, there can be no assurance that the Company will be successful in resolving their redemption demands. There can also be no assurance that the Company will not receive additional redemption demands from other holders of its Series C, D, and E preferred stock. The Company also intends to improve its working capital position by pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide the Company with additional funding. In this regard, the recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against the Company’s board of directors is likely to impair its ability to resolve the redemption demands of the preferred shareholders and successfully acquire funding from other sources. In the meantime, the Company is solely dependent on its existing current assets to meet its operating expenses, capital expenditures, and other commitments, which the Company believes will provide sufficient funds only for six months assuming the Company does not fund the required mandatory redemption payments.

The Company believes that it requires a minimum of $5.0 million of additional funding, in addition to funds the Company may need to resolve the $6.3 million in redemption demands of its preferred, in order to fund its ongoing and planned operations over the next 12 months. In the event the Company is unable to acquire the required financing within the next few months, the Company’s financial condition will be severely impacted and the Company may be unable to continue as a going concern. In that event, the Company may be forced to radically restructure its operations or seek protection under the bankruptcy laws. There can be no guarantee that the funds the Company requires will be available on commercially reasonable terms, if at all.

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

Reserve for uncollectible accounts Management evaluates accounts receivable periodically for potentially uncollectible receivables by considering factors including specific customer circumstances and plans, historical experiences, and expected future trends. As of December 31, 2006, management estimated the reserve for uncollectible accounts to be $1.4 million.

Inventories The Company’s inventories include the cost of material, direct labor, manufacturing overhead, parts and supplies, and terminals assembled or in the process of assembly. Inventory consists primarily of computer component parts video and data recording component parts, cockpit door surveillance system and wire harness component parts, and work in process. Inventories are stated at the lower of average cost or market.

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

Research and development Research and development costs consist of engineering and other costs directly related to the technical development of a product. Research and development costs are expensed as incurred. Costs related to modifications of existing products for a specific contract are capitalized. No research and development costs were capitalized in 2006 or 2005.

Advertising Costs Marketing-related advertising costs are expensed as incurred and amounted to $204,000 and $222,000 during the years ended December 31, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Freight Costs and Reimbursements of Freight Costs In accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Cost, reimbursements of freight charges are recorded in sales in the accompanying consolidated statements of operations. Freight-out costs have been recorded as cost of sales in the accompanying consolidated statements of operations.

Goodwill and Other Intangibles We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2006 the net amount of $10.7 million of goodwill and intangible assets represented 47.4% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $8.1 million of goodwill; $3.2 million resulted from the Merger, $2.8 million from the asset acquisition of Airworks and $300,000 from the asset purchase of Perpetual and $1.8 million form the asset purchase of Tops. The goodwill arising from the Merger and Airworks and Perpetual acquisitions has been subject to its annual impairment test in 2006. Application of the discounted cash flow methodology to Management assumptions did not identify any impairment to the goodwill. No impairment to goodwill was identified therefore there was no loss charged to operations for 2006 or 2005. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

Long-term assets Long-term assets of the Company, including amortizable intangible assets, are reviewed as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects the long-term assets to be fully recoverable.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

The Company is taxed as a consolidated group from the date of the Merger forward. The consolidated group has generated net losses in 2006 and 2005. Therefore, the Company has recognized the minimum California income tax and the franchise tax applicable to Best Logic, LLC.

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

Stockholders’ Equity The Company has issued five series of preferred stock with stock warrants. Each issuance of preferred stock was accounted for in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Accordingly, the issuance and conversions of preferred stock have resulted in an aggregate $1.8 million and $2.6 million of beneficial conversion for the years ended December 31, 2006 and 2005, respectively. The beneficial conversions have been recognized as a non-cash preferred stock dividend. Additionally, each of the issuances has been reviewed and analyzed in accordance with FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks. Accordingly, the Company reclassified the instruments as liabilities as the de-listing from the NASDAQ stock exchange provided for the holders of the preferred stock the option to redeem their shares.

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

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under the modified-prospective transition method prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation”. The Company recorded expenses for stock based compensation of $1.0 million for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123(R), the Company elected to follow Accounting Principles Board Opinion No. (APB) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost for stock options is reflected in net income prior to 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the year ended December 31, 2005:

For the year ended December 31, 2005
As reported, net loss applicable to common stockholders	$(10,073)

Stock-based employee compensation determined under the fair value method, net of related tax effects	(649)

Pro forma	$(10,722)

Loss per common share, basic and fully diluted:
As reported	$(0.77)
Pro forma	$(0.81)

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share. The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. Accordingly shares underlying options, warrants, and preferred stock conversions, aggregating approximately 12.5 million shares, have not been included as they are anti-dilutive.

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the year ended December 31, 2006:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(19,866)	17,622	$(1.13)

For the year ended December 31, 2005:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(10,073)	13,163	$(0.77)

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Pending and completed merger and acquisitions

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

Upon the execution of the letter of intent, the Company paid Astrophysics a non-refundable deposit of $500,000 and loaned Astrophysics $500,000. The loan to Astrophysics was repaid to the Company in February 2006. The letter of intent has expired, however the Company is continuing its discussions with Astrophysics in the hope of completing the acquisition. There can be no assurance the parties will reach an agreement concerning the Company’s acquisition of Astrophysics.

3. Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (‘FASB’) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. This Statement does not affect the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. This Statement does not affect the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. This Statement does not affect the Company’s financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Inventories

Inventories consisted of the following as of December 31, 2006 (in thousands):

Computer component parts	$1,317
Video and data recording component parts	2,829
Cockpit door surveillance system and wire harness component parts	1,216

Total	$5,362

5.	Property and equipment

Property and equipment consisted of the following as of December 31, 2006 (in thousands):

Furniture and equipment	$539
Computer equipment and software	361
Building improvements	499
Tooling and demo units	34
Vehicles	118

Totals	1,551
Less accumulated depreciation	(762)

Property and equipment, net	$789

6.	Business concentrations

Cash balances The Company at times maintains cash in bank accounts in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks for cash in bank accounts.

Sales and purchases For the years ended December 31, 2006 and 2005, three customers accounted for 69% and 75% of the Company’s sales, respectively, and 25% of the accounts receivable as of December 31, 2006. For the years ended December 31, 2006 and 2005, two and four vendors accounted for 69% and 70% of the Company’s purchases, respectively, and 2% of the accounts payable as of December 31, 2006. A substantial amount of sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7.	Related Party transactions

Pre-Merger Loans Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, made pre-Merger advances to McDigit amounting to approximately $341,000, of which $196,000 was repaid during 2003. All of the loans relate to pre-Merger activities. As of December 31, 2006, the remaining balance on these loans was $145,000. The loans are unsecured and, currently, payable on demand. However, the Company intends to replace these loans with convertible promissory notes with an interest rate and other terms subject to Board approval.

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer and principal stockholder, leases a facility to the Company, through a controlled entity, and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $355,000 and $433,000 for the years ended December 31, 2006 and 2005, respectively. Rental costs for manufacturing and assembly equipment were approximately $86,000 for the years ended December 31, 2006 and 2005.

Loan Payable In June 2004, the Company borrowed $1,000,000 from John Pan, the Company’s Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 8.50% as of December 31, 2006. The Company is required to accrue interest payments each month until the principal balance is paid in full, which must occur no later than December 15, 2006. The Company is negotiating with Mr. Pan to extend the term of the loan.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer and principal stockholder, Mr. John Pan (“Related Parties”). Those types of transactions occurred with the Related Parties prior to the completion of the Merger and have continued subsequent to the Merger, although there can be no assurances that these arrangements will continue given that the Related

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are through our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. This sub contracted purchase order was completed in January 2007. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and thereby can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of December 31, 2006 were as follows:

(Thousands of dollars)	As of December 31, 2006
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$—
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	139

Total	$139

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$78
(C) (100% owned by CFO/Chairman)	(33)
(D) (95% owned by CFO/Chairman)	—

Total	$45

	For the year ended December 31,
(Thousands of dollars)	2006	2005
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$13,531	$10,821
(C) (100% owned by CFO/Chairman)	—	—
(D) (95% owned by CFO/Chairman)	3,909	4,470

Total	$17,440	$15,291

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$15,388	$17,754
(C) (100% owned by CFO/Chairman)	—
(D) (95% owned by CFO/Chairman)	3,766	220

Total	$19,154	$17,974

8.	Card dispensing equipment and related parts

The Company’s card dispensing equipment (known as DCR machines) and related parts substantially consists of refurbished DCR machines that were previously under lease agreements with customers. The card dispensing equipment and related parts inventory were valued, as of December 31, 2006, based on its minimum net recoverable value, estimated by management to be approximately $885,000. The Company is reviewing marketing plans for the sale of the DCR machines in 2007 and believes the carrying amount of the assets are fully recoverable as of December 31, 2006.

9.	Income taxes

The Company had net operating losses (“NOL”) of approximately $39 million related to federal income tax and approximately $25 million related to state jurisdictions as of December 31, 2006. Utilization of net operating losses, which begin to expire at various times starting in 2011, may be limited by Section 382 of the Internal Revenue Code. Such limitations could result in the eventual permanent loss of all or a portion of the NOL benefit.

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

Following is a reconciliation of the income tax expense expected (based on the statutory federal income tax rate) to the actual income tax provision recorded as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Income tax (benefit) from continuing operations computed at statutory rate of 34%	$(3,758)	$(2,466)
Expired net operating losses	—	—
State income taxes	(644)	(422)
Reportable under pass through LLC	19	13
Other	16	4
Change in valuation allowance for deferred tax assets, net	4,390	2,888

Provision for income taxes—current	$23	$17

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax assets and the related valuation allowance as of December 31, 2006 and 2005, result from the following temporary differences (in thousands):

	2006	2005
Net operating loss carryforwards	$15,644	$11,060
Inventory and other reserves	845	728
State taxes	(815)	(504)
Valuation allowance	(15,674)	(11,284)

10.	Segment reporting

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

For the year ended December 31, 2006
($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$2,031	$4,975	$25,908	$—	$32,914
Cost of sales	1,251	4,431	23,916	—	29,598

Gross profit	780	544	1,992	—	3,316
Operating expenses	4,727	3,084	2,604	4,204	14,619

Loss from operations	(3,947)	(2,540)	(612)	(4,204)	(11,303)
Other income (expense)	(70)	—	(26)	185	89

Loss before income tax provision	$(4,017)	$(2,540)	$(638)	$(4,019)	$(11,214)

Total assets as of December 31, 2006	$6,962	$8,631	$1,998	$4,942	$22,533

For the year ended December 31, 2005
($ in thousands)
	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$1,286	$3,388	$28,074	$—	$32,748
Cost of sales	902	2,703	25,120	—	28,725

Gross profit	384	685	2,954	—	4,023
Operating expenses	3,612	2,369	2,938	2,352	11,271

Income (loss) from operations	(3,228)	(1,684)	16	(2,352)	(7,248)
Other income (expense)	(23)	—	5	29	11

Income (loss) before income tax provision	$(3,251)	$(1,684)	$21	$(2,323)	$(7,237)

Total assets as of December 31, 2005	$4,795	$8,874	$6,157	$5,820	$25,646

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stockholders’ equity

Preferred stock Global ePoint is authorized to issue up to 442,682 shares of Preferred Stock without further stockholder approval; the rights, preferences and privileges of which would be determined at the time of issuance.

On May 20, 2005, the Company completed the private placement sale of convertible preferred stock and common stock purchase warrants to three equity funds managed by M.A.G. Capital, LLC. The gross proceeds from the transaction were $1.5 million. Related issuance costs of approximately $146,000 resulted in net proceeds of approximately $1.35 million. The preferred stock is convertible into common shares at $2.80 per share. The Company also sold to the investors warrants for an aggregate of 267,857 common shares at an exercise price of $3.50 per share over a three year period. In accordance with applicable accounting guidelines, management allocated the net proceeds based on the relative fair values of the equity instruments. Management used the Black-Scholes model to compute the fair value of the warrants assuming 85.6% volatility and 3.72% risk free rate which resulted in a $353,000 fair value for the 267,857 warrants issued. The warrants have an exercise price $3.50 per share. The remaining $1.1 million was allocated to the Series B preferred stock resulting in an effective conversion price for the embedded options contained within the Series B preferred stock of $2.06 per share. The effective conversion price resulted in the embedded options being in-the-money at issuance creating a $305,000 beneficial conversion to the holders of the Series B preferred stock. The beneficial conversion is treated as a non-cash preferred stock dividend. As of December 31, 2005 all of the Series B preferred stock has been converted into common stock.

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that the Company repurchase its preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 501,917 shares of Series C preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate 287,508 Series C preferred shares with an aggregate redemption amount of $805,022 plus $12,210 accrued but unpaid dividends. If the holders of all Series C preferred shares outstanding as of December 31, 2006 request redemption, the aggregate redemption amount of all Series C preferred shares outstanding as of December 31, 2006 would be $1.4 million, plus $55 thousand of accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.4 million which was recorded as a non cash preferred dividend. The preferred stock is included in current liabilities on the accompanying consolidated balance sheet.

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that the Comapny repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 5,500 shares of Series D preferred stock for which the Company has received redemption demands. The aggregate redemption amount is $275 thousand plus $13 thousand accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demand has not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.1 million which was recorded as a non cash preferred dividend. The preferred stock is included in current liabilities on the accompanying consolidated balance sheet.

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The conversion of the Series D preferred stock and issuance of the Series E preferred stock and warrants was accounted for according to EITF Topic No. D-42 “The Effect on the calculation of EPS for the redemption of induced conversion of preferred stock”. Consequently, the fair value of all securities and other consideration transferred in the issuance of the Series E convertible preferred stock over the fair value of securities issuable pursuant to the original conversion terms of the Series D preferred stock was subtracted from net earnings to arrive at net earnings available to common shareholders. Management used the Black-Scholes model to compute the fair value of the warrants assuming 84.6% volatility and 4.95% risk free rate which resulted in a $1.7 million fair value for the warrants. The non-cash charge of $3.0 million, of which $1.8 million is considered a beneficial conversion to the holders of the Series E preferred stock, is included in preferred stock dividends in the consolidated statement of operations for the year ended December 31, 2006.

Holders of the Series E preferred stock are entitled to receive dividends payable semi-annually, beginning June 30, 2006. The dividends are calculated on a floating rate of London Interbank Offer Rate (“Libor”) plus 3.00% such rate to be set two business days prior to the beginning of the applicable dividend period. The initial dividend rate was established at 8.0813%. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company began redeeming the Series E preferred stock on a quarterly basis in September 2006 at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series E preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, at the time the related mandatory redemption requirements have been met, the shares will be reclassified as liabilities. Additionally, in accordance with the guidelines from the SEC’s Current Accounting and Disclosure Issues in the Division of Corporate Finance on December 1, 2005, the warrants have been classified as equity in the accompanying consolidated balance sheet.

The Company is subject to 1% liquidated damages to the extent the registration statement for the underlying shares is not declared effective by the SEC as of August 21, 2006. The liquidated damages are payable monthly until such time as the registration statement is declared effective or the shares may be sold without restriction pursuant to Rule 144(k) under the Securities Act. The SEC has not declared the registration statement effective and the Company may be subject to liquidated damages in the aggregate amount of $98,000 as of December 31, 2006. The rights of the holders of the Series E preferred stock are senior to the rights of the holders of the Series C and D preferred stock.

There are outstanding 117,314 shares of Series E preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate of 101,878 Series E preferred shares with an aggregate redemption amount of $5,093,900 plus $123,751 accrued but unpaid dividends. If the holders of all Series E preferred shares outstanding as of September 30, 2006 request redemption, the aggregate redemption amount of all Series E preferred shares outstanding as of September 30, 2006 would be $5.9 million, plus $142 thousand of accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as current liabilities resulting in a beneficial conversion of $2.8 million which was recorded as a non cash preferred dividend. The preferred stock is included in current liabilities on the accompanying consolidated balance sheet.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock Global ePoint is authorized to issue 50,000,000 share of $.03 par value common stock of which 19,383,047 shares are issued and outstanding as of December 31, 2006.

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

The Company adopted an Employee Stock Incentive Plan in 2004. The Incentive Plan authorized options to purchase 2 million shares of Global ePoint’s common stock all of which have been issued in accordance with the plan. Substantially all of the options outstanding under this plan were issued to directors or employees of the Company. One million of the options issued in accordance with the plan expire in 2012 the remaining options expire in 2009. Additionally, the Company adopted a new Employee Stock Incentive Plan in 2005. The 2005 Incentive Plan authorized options to purchase 3 million shares of Global ePoint’s common stock of which 325,000 options have been issued as of December 31, 2006. The Company also adopted an Employee Purchase Plan in 2004. The Plan authorizes the purchase of 250,000 common shares. The purpose of the Employee Stock Purchase Plan is to provide eligible employees with an opportunity to acquire an ownership interest in the Company through the purchase of Common Stock of the Company on favorable terms through payroll deductions. As of December 31, 2006, no shares have been purchased through the Employee Purchase Plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which require the measurement and recognition of compensation expense based on estimated fair value of all stock-based payment awards including stock options, employee stock purchases under employee stock purchase plans and non-vested stock awards (such as restricted stock). Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation awards using the intrinsic method under APB 25 and related guidance (see Note 1).

Information regarding these option plans and grants as of December 31, 2006 and 2005, respectively, follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding December, 31,2004	2,725,000	$3.61
Granted	364,000	3.69
Exercised	(630,000)	1.79
Forfeited	(70,000)	3.70

Options outstanding December 31, 2005	2,389,000	4.09

Granted	325,000	2.42
Exercised	(181,000)	1.26
Forfeited	(42,000)	3.47

Options outstanding December 31, 2006	2,491,000	4.08	4.06	—

Exercisable at December 31, 2006	2,039,083	$4.17	3.89	—

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from options exercised under all stock-based payment arrangements for the years ended December 31, 2006 and 2005 was $0.7 million and $1.4 million, respectively. The fair value of stock based compensation expense totaling $1.0 million was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2006

At December 31, 2006, the exercise prices of options granted under and outside the Plans ranged from $0.60 to $6.50, with a weighted-average remaining contractual life of 4.06 years. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006:

Range of Exercise Prices	Number Outstanding at 12/31/06	Options Outstanding Weighted Avg. Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Outstanding at 12/31/06	Exercisable Options Weighted Avg. Remaining Contractual Life In Years	Weighted Average Exercise Price
$0.60 – 1.91	321,000	2.72	$1.27	214,333	1.65	$1.60
2.80 – 3.20	390,000	2.88	2.96	351,000	2.84	2.96
3.50 – 3.77	175,000	4.75	3.72	175,000	4.75	3.72
4.85 – 5.00	1,530,000	4.68	4.89	1,223,750	4.60	4.89
6.47 or greater	75,000	1.67	6.48	75,000	1.67	6.48

Total	2,491,000	4.08	$4.06	2,039,083	3.89	$4.17

The following table summarizes the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006:

Nonvested Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	670,250	$1.36
Granted	106,667	0.45
Vested	(325,000)	1.36
Canceled	—	—

Nonvested at December 31, 2006	451,917	$1.16

As of December 31, 2006, there was $0.4 million of total unrecognized compensation expense related to nonvested stock-based compensation awards granted under the 2004 and 2005 Plans. Substantially all of that expense is expected to be recognized in 2007.

Fair Value Disclosure

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility for 2006 was based on historical volatility of the Company’s common stock., the expected term is equal to

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the contractual term of the stock option. The risk-free interest rate is based on U.S. Treasury constant maturity with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. The weighted-average fair values of stock options granted have been estimated utilizing the following assumptions:

	Years ended December 31,
	2006	2005
Expected dividend	0.0%	0.0%
Risk free interest rate	4.5%	3.7%
Expected volatility	94.0%	83.4%

Expected term (in years)	5.0	5.0

Stock warrants Global ePoint has granted warrants to purchase Common Stock to investors, consultants, lenders and creditors.

Information regarding these warrants for the years ended December 31, 2006 and 2005 follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	4,366,044	$4.85	736,184	$4.43
Issued	2,255,023	3.18	3,876,044	4.78
Exercised	(1,095,815)	4.02	(196,184)	1.68
Forfeited	(2,199,526)	5.48	(50,000)	5.53

Ending balance	3,325,726	$3.58	4,366,044	$4.85

For the two-year period ended December 31, 2006, the following warrants were issued and included in the above table:

On May 25, 2006, the Company instituted a voluntary offer of conversion to certain existing warrant holders to exercise all of their existing warrants issued to them in the Series C and D preferred stock transactions. A total of 685,099 warrants with a strike price of $4.33 and 410,716 warrants with a strike price of $3.50 were exercised resulting in the issuance of 1,095,815 shares of the Company’s common stock under the terms of such warrants for gross proceeds of approximately $4.3 million. In exchange for the conversion of the warrants the Company issued warrants (“warrant C”) to purchase an aggregate of 1,095,815 shares of the Company’s common stock at an exercise price of $2.76 per share and a floating number of shares of common stock at an exercise price of $0.01 per share (“warrant B”), with the exact aggregate number of shares to be determined by dividing $1,938,403 by the lowest of (A) $2.76 (as adjusted for stock splits, stock dividends, stock combinations and other similar events), (B) the closing price of the Company’s common stock on the trading day prior to the effective date of a registration statement covering the resale of the shares, (C) the closing price of the Company’s common stock on the trading day prior to the day shareholder approval is obtained pursuant to the terms of the Series E preferred stock, or (D) if the registration statement is not declared effective, the trading day prior to the day any shares of common stock issuable pursuant to such warrant can be sold under Rule 144. The warrants will expire on the fifth anniversary of the date that a registration statement covering the resale of the shares of the Company’s common stock

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuable upon exercise of the warrants and conversion of the Series E preferred stock is declared effective. The exercise prices of warrant B and warrant C are subject to adjustment if the Company issues shares of common stock, or securities convertible into shares of common stock, at an effective price less than the then-current exercise price of such warrants.

The conversion of the warrants and issuance of the warrants B and C was accounted for according to EITF Topic No. D-42 “The Effect on the calculation of EPS for the redemption of induced conversion of preferred stock”. Consequently, the fair value of the issuance of the warrants B and C over the fair value of securities issuable pursuant to the original conversion terms of the converted warrants was subtracted from net earnings to arrive at net earnings available to common shareholders. Management used the Black-Scholes model to compute the fair value of the warrant C assuming 84.6% volatility and 4.95% risk free rate which resulted in a $1.7 million fair value for the warrants. The warrant B was valued at its fixed dollar amount of $1.9 million. The non-cash charge of $1.8 million is included in preferred stock dividends in the consolidated statement of operations for the year ended December 31, 2006.

Additionally in accordance with the guidelines from the SEC’s Current Accounting and Disclosure Issues in the Division of Corporate Finance on December 1, 2005 and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the warrant B has been classified as long term debt and the warrant C has been classified as equity in the accompanying consolidated balance sheet.

Effective November 7, 2005, warrants to purchase 721,157 shares of Common Stock were issued as a result of the issuance of the Series D Preferred Stock. The warrants have an exercise price of $4.33 per share and are exercisable over a three year period commencing on the date of issuance. As detailed above, 685,099 warrants were exercised in the May 25, 2006 voluntary offer of conversion. The Company also granted warrants to purchase, during the 90 business days following the registration of the common shares underlying the Series D Preferred Stock, 1,442,311 additional shares of common stock at the purchase price of $5.25 per share along with warrants to purchase 721,157 shares of the Company’s common stock at $6.00 per share exercisable over a three year period commencing on the date of the purchase of the additional shares. These warrants expired unexercised.

Effective June 8, 2005, warrants to purchase 625,004 shares of Common Stock were issued as a result of the issuance of the Series C Preferred Stock. The warrants have an exercise price of $3.50 per share and are exercisable over a three year period commencing on the date of issuance. As detailed above, 410,716 warrants were exercised in the May 25, 2006 voluntary offer of conversion.

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

Information regarding the Auspex Options follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning Balance	662,000	$1.40	1,221,100	$1.71
Exercised	(400,000)	1.26	(559,100)	2.09
Expired	–	–	–	–

Ending balance	262,000	$$1.61	662,000	$1.40

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Private Placement sale of 500,000 investment units on December 22, 2004, the Company issued Additional Investment Rights to purchase 400,000 shares of Common Stock. The additional investment rights had an exercise price of $5.00 per share and were exercisable for ninety trading days from February 14, 2005. These rights expired unexercised.

The following table summarizes information about the fixed-price warrants, and other stock options outstanding at December 31, 2006:

Range of Exercise Prices	Outstanding			Exercisable
	Outstanding at 12/31/06	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price	Exercisable at 12/31/06	Weighted Avg. Remaining Contractual Life In Years	Weighted Avg. Exercise Price
$0.60 – 1.91	583,000	2.09	$$1.42	275,333	1.49	$1.56
2.76 – 3.20	1,485,815	4.00	$2.81	1,446,815	4.02	2.81
3.50 – 3.77	1,878,853	3.56	$3.57	1,878,853	3.56	3.57
4.33— 5.00	1,906,058	3.90	$4.85	1,599,808	3.68	4.85
6.47 – 6.91	225,000	1.21	$6.77	225,000	1.21	6.77

Total	6,078,726	3.55	$3.70	5,425,809	3.52	$3.77

12.	Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. As of December 31, 2006 the interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. As of December 31, 2006, a total of $965,000 has been advanced to Best Logic pursuant to the loan agreement. Best Logic is currently in default under the loan agreement. Best Logic is attempting to negotiate a work-out or extension of the loan, however there can be no assurance it will be able to do so.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Lease commitments:

Global ePoint leases certain facilities under month-to-month arrangements and one facility under an operating lease expiring in April 2013. Rent expense for all facilities totaled $1 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively. The Company subleases one of its facilities under an operating lease expiring in April 2013. Rental income totaled $305,000 and $286,000 in 2006 and 2005, respectively. Future minimum rentals under non-cancelable operating leases, as of December 31, 2006, are as follows (in thousands):

Year ending December 31,	Lease Expense	Sublease Income
2007	$896	$306
2008	632	317
2009	501	328
2010	319	340
2011	330	352
Thereafter	458	486

Total	$3,136	$2,129

Other commitments and contingencies:

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

In February 2004, the Company entered into a product development and marketing agreement with a company providing next-generation remote video and control products, solutions and services. The strategic relationship provides Global ePoint with the right to manufacture and market products of the Company in consideration for a $250,000 investment in common stock of the Company. The initial investment of $100,000 in common stock was to be used for general working capital the remaining $150,000 shall be used by Global ePoint to build hardware products for the company of which $59,000 has been invested as of December 31, 2006. Additional shares of the company will be issued as benchmark costs are reached in the development of the hardware products. The initial investment of $100,000 is offset by unrealized holding losses of $76,000 the remaining $24,000 is included in the other assets caption of the accompanying consolidated balance sheet.

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

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45. Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2006, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

On January 15, 2007, the Company’s wholly-owned subsidiary, Global Airworks, Inc., entered into a loan agreement with Hu Cheng-Lien, an individual, to loan Global Airworks, Inc. up to $1,500,000. Pursuant to a promissory note, dated January 15, 2007, executed in connection with the loan agreement, interest on the outstanding principal balance of an advance will accrue at an interest rate equal to 10%. Interest is payable at the maturity date of each advance which is 180 days from the date of each advance. As of March 31, 2007, a total of $1,210,000 has been advanced to Global Airworks, Inc. pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Global Airworks, Inc. executed a security agreement granting Hu Cheng-Lien a security interest in certain assets of Global Airworks, Inc. including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a guaranty executed by Global ePoint, Inc. and Tops Digital Security, LLC.

EXHIBIT INDEX

Item No.	Description	Method of Filing
2.1	Asset Purchase Agreement, dated as of April 5, 2004, by and among Global ePoint and Next Venture, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 5, 2004.

2.2	Bill of Sale, dated April 26, 2004, by and among Global ePoint, Inc. and Insolvency Services Group, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.3	Asset Agreement, dated April 24, 2004, by and among Global ePoint and Greenick, Inc., effective April 15, 2004	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.4	Addendum to Asset Agreement, dated as of April 21, 2004, by and among Global ePoint and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.5	Second Addendum to Asset Agreement, dated as of May 10, 2004, between Global ePoint and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

2.6	Agreement dated April 21, 2004, by and among Global ePoint, Inc. and Greenick, Inc.	Incorporated by reference to Registrant’s Form 8-K, dated April 26, 2004

3(i).1	Amended and Restated Articles of Incorporation dated March 1, 1993	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993

3(i).2	Certificate of Amendment to Articles of Incorporation dated August 6, 1996	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996

3(i).3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated December 22, 2000	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000

3(i).4	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 28, 2003	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

3(i).5	Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 11, 2004

3(i).6	Certificate of Designations of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

3(i).7	Amendment to Certificate of Designation of Preferences and Rights of Series A Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

3(i).8	Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

3(i).9	Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

3(i).10	Certificate of Designation of Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

3(i).11	Amendment to Certificate of Designation of Preferences and Rights of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on January 3, 2006

3(i).12	Certificate of Designation of Preferences and Rights of Series E Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 25, 2006

3.2.1	Restated By-Laws dated March 1, 1993	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993

3.2.2	Restated By-Laws Amendment thereto dated May 27, 1993	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993

4.1*	Global ePoint, Inc. 2004 Stock Incentive Plan	Incorporated by reference to Appendix C to Registrant’s Definitive Proxy Statement filed on December 10, 2004

4.2*	Global ePoint, Inc. 2004 Employee Stock Purchase Plan	Incorporated by reference to Appendix D to Registrant’s Definitive Proxy Statement filed on December 10, 2004

4.3*	Global ePoint, Inc. 2005 Stock Incentive Plan	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on December 15, 2005

10.1	Form of Indemnification Agreement between Registrant and its officers and directors	Incorporated by reference to Registrant’s Amendment No. 2 to the Registration Statement on Form S-2 filed on June 21, 1993

10.2	Subscription Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.3	Registration Rights Agreement by and among Global ePoint, Inc. and Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.4	[Form of] Warrant to Purchase Common Stock granted to Mercator Advisory Group LLC, Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd.	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on August 11, 2004

10.5	Securities Purchase Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.6	Form of Additional Investment Right	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.7	Form of Warrant	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 23, 2004

Item No.	Description	Method of Filing
10.8	Lease dated January 1,2004 between Avatar Technology, Inc. and Best Logic, LLC	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

10.9	Lease dated January 1, 2004 between Avator Technology, Inc. and McDigit, Inc.	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

10.10	Lease dated May 28, 2004 between Max Properties, LLC and Global Airworks, Inc.	Incorporated by reference to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004

10.11	Subscription Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.12	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.13	Warrant to Purchase Common Stock granted to and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.14	Promissory Note executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.15	Business Loan Agreement executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.16	Commercial Security Agreement executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.17	Commercial Guaanty executed between Best Logic, LLC and Far East National Bank	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005

10.18	Securities Purchase Agreement by and among Global ePoint, Inc. and Purchasers of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

10.19	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

10.20	Form of Warrant granted to Purchasers of Series C Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 9, 2005

10.21	Secured Promissory Note	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 14, 2004

10.22	Security Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 14, 2004

10.23	Subordination Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 14, 2004

10.24	Securities Purchase Agreement	Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed on October 12, 2005

Item No.	Description	Method of Filing
10.25	Subscription Agreement by and among Global ePoint, Inc. and Purchasers of Series B Convertible Preferred Stock	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB/A filed on October 12, 2005

10.26	Securities Purchase Agreement by and among Global ePoint, Inc. and Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.27	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.28	Form of Warrant A granted to Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.29	Form of Warrant B granted to Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.30	Form of Warrant C granted to Purchasers of Series D Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 14, 2005

10.31	Agreement and Plan of Reorganization dated March 27, 2006 between Global ePoint, Inc. and certain shareholders of Tops Digital Security, Inc.	Incorporated by reference to Registrant’s Quarterly Report on Form 10-QSB filed on May 22, 2006

10.32	Securities Purchase Agreement by and among Global ePoint, Inc. and Purchasers of Series E Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 25, 2006

10.33	Registration Rights Agreement by and among Global ePoint, Inc. and Purchasers of Series E Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 25, 2006

10.34	Form of Warrant A granted to Purchasers of Series E Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 25, 2006

10.35	Form of Warrant B granted to Purchasers of Series E Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 25, 2006

10.36	Form of Additional Warrant granted to Purchasers of Series E Convertible Preferred Stock	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 25, 2006

10.37	Loan Agreement dated January 15, 2007 between Global Airworks and Hu Cheng-Lien	Filed herewith

10.38	Security Agreement dated January 15, 2007 between Global Airworks and Hu Cheng-Lien	Filed herewith

21	Subsidiaries	Filed herewith

23.1	Consent of Vasquez & Company LLP	Filed herewith

23.2	Consent of Haskell & White LLP	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350	Filed herewith

*	Indicates a management contract or compensatory plan or arrangement.