Form 10-Q
period 2007-03-31
GLOBAL EPOINT INC
filed 2007-05-21
CIK 896195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(909) 869-1688

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 17, 2007, there were 19,513,812 shares of Common Stock ($.03 par value) outstanding.

GLOBAL EPOINT, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED March 31, 2007

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Accounts receivable, net	$2,374	$2,692
Accounts receivable—related parties	217	139
Inventories	5,306	5,362
Other current assets	1,386	776

Total current assets	9,283	8,969

Property, plant and equipment, net	729	789
Card dispensing equipment and related parts	885	885
Goodwill	6,592	8,104
Other intangibles	2,626	2,571
Deposits and other assets	961	1,215

Total other assets	11,793	13,564

Total assets	$21,076	$22,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,728	$3,420
Accounts payable—related parties	89	7
Accrued expenses	1,204	1,054
Customer deposits	108	103
Due to related parties	62	38
Due to stockholder	1,332	1,311
Loans payable	1,921	981
Mandatorily redeemable preferred stock	7,485	7,485

Total current liabilities	16,929	14,399

NON-CURRENT LIABILITIES	1,993	1,997

Total liabilities	18,922	16,396

Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock, $.03 par value, 50,000,000 shares authorized and 19,413,812 and 19,513,812 shares issued and outstanding, respectively	584	581
Paid-in capital	28,762	28,596
Accumulated other comprehensive loss	(56)	(56)
Accumulated deficit	(27,136)	(22,984)

Total stockholders’ equity	2,154	6,137

Total liabilities and stockholders’ equity	$21,076	$22,533

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Thousands of dollars, except per share amounts)

	For the three months ended
	March 31, 2007	March 31, 2006
Sales	$1,262	$4,229
Sales-related parties	225	3,090

Total net sales	1,487	7,319

Cost of sales	1,032	3,565
Cost of sales-related parties	223	2,952

Total cost of sales	1,255	6,517

Gross profit	232	802

Operating expenses:
Selling and marketing	513	657
General and administrative	1,907	1,807
Research and development	319	296
Goodwill impairment	1,481	—
Depreciation and amortization	124	108

Total operating expenses	4,344	2,868

Loss from operations	(4,112)	(2,066)
Other income (expense)	(40)	(10)

Loss before income tax provision	(4,152)	(2,076)
Income tax provision	—	—

Net loss	(4,152)	(2,076)
Preferred stock dividend	—	(136)

Net loss applicable to common stockholders	$(4,152)	$(2,212)

Loss per share—basic	$(0.21)	$(0.14)

Loss per share—fully diluted	$(0.21)	$(0.14)

Weighted average shares and share equivalents	19,383	15,358

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Thousands of dollars)

	For the three months ended
	March 31, 2007	March 31, 2006
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(4,152)	$(2,076)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	124	108
Goodwill impairment	1,481	—
Provision for bad debts	12	19
Stock based compensation	144	22
Increase/(decrease) in cash and cash equivalents from changes in:

Accounts receivable	(47)	(1,351)

Accounts receivable—related parties	(78)	(2,498)

Inventory	56	(625)

Other current assets	292	(103)
Accounts payable	1,309	2,267
Accounts payable—related parties	82	3,403
Accrued expenses	140	28

Customer deposits	5	(2)

Net cash used in operating activities	(632)	(808)

CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:

Additions to property and equipment	(24)	(14)

Additions to goodwill and other intangibles	(65)	(378)
(Increase)/decrease in other assets	(260)	448

Net cash (used in)/provided by investing activities	(349)	56

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:

Proceeds from (repayment of) loan payable	936	(42)

Net borrowings from related parties	24	(5)
Proceeds from advances from stockholder	21	19

Net cash provided by/(used in) financing activities	981	(28)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(780)
CASH AND CASH EQUIVALENTS, beginning of period	—	780

CASH AND CASH EQUIVALENTS, end of period	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Increase in preferred stock dividend payable	$—	$136

Preferred stock reclassified to short term debt	$—	$62

Compensation on consulting agreement	$32	$—

Income taxes paid	$—	$17

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Thousands of dollars and shares)

MARCH 31, 2007

						Accumulated	Retained
					Additional	Other	Earnings/	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances—December 31, 2006	625	$—	19,414	$581	$28,596	$(56)	$(22,984)	$6,137

Common stock and option based compensation	—	—	100	3	166	—	—	169

Net loss from operations	—	—	—	—	—	—	(4,152)	(4,152)

Balances—March 31, 2007 (Unaudited)	625	$—	19,514	584	$28,762	$(56)	$(27,136)	$2,154

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2007

1. Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. Under the modified-prospective transition method prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation”. The Company recorded expenses for stock based compensation of $144 thousand and $22 thousand for the three months ended March 31, 2007 and 2006, respectively.

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

Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share. The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. Accordingly shares underlying options, warrants, and preferred stock conversions, aggregating approximately 9.5 million shares, have not been included as they are anti-dilutive.

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per-share Amount
For the three months ended March 31, 2007:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(4,152)	19,383	$(0.21)

For the three months ended March 31, 2006:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(2,212)	15,358	$(0.14)

3. Inventories

Inventories consisted of the following as of March 31, 2007 (in thousands):

Computer component parts	$1,176
Video and data recording component parts	2,628
Cockpit door surveillance system and wire harness component parts	1,502

Total	$5,306

4. Property and equipment

Property and equipment consisted of the following as of March 31, 2007 (in thousands):

Furniture and equipment	$569
Computer equipment and software	355
Building improvements	499
Tooling and demo units	34
Vehicles	118

Totals	1,575
Less accumulated depreciation	(846)

Property and equipment, net	$729

5. Goodwill and Intangible Assets

The Company has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At March 31, 2007 the net amount of $9.2 million of goodwill and intangible assets represented 44% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

During the quarter ended March 31, 2007, upon review of the contract manufacturing division operations and expectations, the Company recognized non-cash goodwill impairment charges of $1.5 million.

The Company continually monitors its operations for any potential indicators of impairment of goodwill and intangible assets and has determined that no additional indicators have arisen to date. Any impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

6. Business concentrations

Sales and purchases For the three months ended March 31, 2007 and 2006, two customers accounted for 27% and 61% of the Company’s sales, respectively, and 10% of the accounts receivable as of March 31, 2007. For the three months ended March 31, 2007 and 2006, two and four vendors, respectively, accounted for 51% and 67% of the Company’s purchases, respectively, and 5% of the accounts payable as of March 31, 2007. A substantial amount of the above sales and purchase transactions are conducted with related parties, as discussed in Note 7.

7. Related party transactions

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer, and principal stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $49,000 and $108,000 for the three months ended March 31, 2007 and 2006, respectively. Rental costs for manufacturing and assembly equipment were approximately $11,000 and $21,000 for the three months ended March 31, 2007 and 2006, respectively.

Loans Payable In June 2004, the Company borrowed $1,000,000 from John Pan, the Company’s Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 8.50% as of December 31, 2006. The Company is required to accrue interest payments each month until the principal balance is paid in full, which was to occur no later than December 15, 2006. The Company is negotiating with Mr. Pan to extend the term of the loan.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer, and principal stockholder, Mr. John Pan (“Related Parties”). There can be no assurances that these arrangements will continue given that the Related Parties are not obligated to continue dealing with the Company. Substantially all of our related party transactions are through our contract manufacturing division. One of those transactions, a subcontracted purchase order, allowed the Company to manufacture computers for distribution into Latin America through one of the Related Parties. These subcontracted purchase orders were substantially completed as of the end of 2006 and these transactions have been terminated. Another ongoing transaction allows the Company to use Related Parties to globally source computer components for the Company’s manufacturing business. The Related Parties can generally purchase components in greater quantity than the Company can on its own and therefore, can provide the Company with more favorable pricing due to volume discounts.

The outstanding balances due from and to Related Parties as of March 31, 2007 were as follows:

(Thousands of dollars)	As of March 31, 2007
Balances due from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$211
(C) (100% owned by CFO/Chairman)	6

Total	$217

Balances due to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$184
(C) (100% owned by CFO/Chairman)	(33)

Total	$151

	For the year ended March 31,
(Thousands of dollars)	2007	2006
Product purchases from Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$34	$3,145
(C) (100% owned by CFO/Chairman)	—	—

Total	$34	$3,145

Product sales to Related Parties were as follows:
(B) (100% owned by CFO/Chairman)	$225	$3,090
(C) (100% owned by CFO/Chairman)	—	—

Total	$225	$3,090

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

For the three months ended March 31, 2007

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$373	$431	$683	$—	$1,487
Cost of sales	336	382	537	—	1,255

Gross profit	37	49	146	—	232
Operating expenses	1,100	509	1,810	925	4,344

Income (loss) from operations	(1,063)	(460)	(1,664)	(925)	(4,112)
Other income (expense)	(20)	(17)	(3)	—	(40)

Loss before income tax provision	$(1,083)	$(477)	$(1,667)	$(925)	$(4,152)

Total assets as of March 31, 2007	$6,475	$8,474	$2,329	$3,798	$21,076

For the three months ended March 31, 2006

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$205	$1,701	$5,413	$—	$7,319
Cost of sales	182	1,516	4,819	—	6,517

Gross profit	23	185	594	—	802
Operating expenses	806	718	662	682	2,868

Income (loss) from operations	(783)	(533)	(68)	(682)	(2,066)
Other income (expense)	(15)	—	—	5	(10)

Loss before income tax provision	$(798)	$(533)	$(68)	$(677)	$(2,076)

Total assets as of March 31, 2006	$4,102	$10,435	$9,398	$5,335	$29,270

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 501,917 shares of Series C preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate 287,508 Series C preferred shares with an aggregate redemption amount of $805,022 plus $12,210 accrued but unpaid dividends . If the holders of all Series C preferred shares outstanding as of March 31, 2007 request redemption, the aggregate redemption amount of all Series C preferred shares outstanding as of March 31, 2007 would be $1.4 million, plus $55 thousand of accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.4 million which was recorded as a non cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that the Company repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 5,500 shares of Series D preferred stock for which the Company has received redemption demands. The aggregate redemption amount is $275 thousand plus $13 thousand accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demand has not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.1 million which was recorded as a non-cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

Holders of the Series E preferred stock are entitled to receive dividends payable semi-annually, beginning June 30, 2006. The dividends are calculated on a floating rate of London Interbank Offer Rate (“Libor”) plus 3.00% such rate to be set two business days prior to the beginning of the applicable dividend period. The initial dividend rate was established at 8.0813%. The dividends may be paid in cash or, at the Company’s option, in shares of its common stock. In addition, the Company began redeeming the Series E preferred stock on a quarterly basis in September 2006 at a rate of 8.333% of the preferred shares originally issued per quarter. The redemption price may be paid in cash, or, at the Company’s option, in shares of its common stock, and is equal to the purchase price of the shares being redeemed, plus all related accrued and unpaid dividends. In accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Series E preferred stock has been classified as equity. Additionally, in accordance with SFAS No. 150, at the time the related mandatory redemption requirements have been met, the shares will be reclassified as liabilities. Additionally, in accordance with the guidelines from the SEC’s Current Accounting and Disclosure Issues in the Division of Corporate Finance on December 1, 2005, the warrants have been classified as equity in the accompanying condensed consolidated balance sheets.

The Company is subject to 1% liquidated damages to the extent the registration statement for the underlying shares was not declared effective by the SEC as of August 21, 2006. The liquidated damages are payable monthly until such time as the registration statement is declared effective or the shares may be sold without restriction pursuant to Rule 144(k) under the Securities Act. The SEC has not declared the registration statement effective and the Company may be subject to liquidated damages in the aggregate amount of $117 thousand as of March 31, 2007. The rights of the holders of the Series E preferred stock are senior to the rights of the holders of the Series C and D preferred stock.

There are outstanding 117,314 shares of Series E preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate of 101,878 Series E preferred shares with an aggregate redemption amount of $5,093,900 plus $123,751 accrued but unpaid dividends. If the holders of all Series E preferred shares outstanding as of September 30, 2006 request redemption, the aggregate redemption amount of all Series E preferred shares outstanding as of September 30, 2006 would be $5.9 million, plus $142 thousand of accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as current liabilities resulting in a beneficial conversion of $2.8 million which was recorded as a non-cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

Additionally in accordance with the guidelines from the SEC’s Current Accounting and Disclosure Issues in the Division of Corporate Finance on December 1, 2005 and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the warrant B has been classified as long term debt and the warrant C has been classified as equity in the condensed consolidated balance sheets.

11. Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1,000,000. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. As of December 31, 2006 the interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. The Company is currently in default on the loan agreement and is negotiating a forbearance agreement with Far East National Bank. As of March 31, 2007, a total of $965,000 has been advanced to Best Logic pursuant to the loan agreement and $17 thousand of accrued but unpaid interest.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

On January 15, 2007, the Company’s wholly-owned subsidiary, Global Airworks, Inc., entered into a loan agreement with Hu Cheng-Lien, an individual, to loan Global Airworks, Inc. up to $1,500,000. Pursuant to a promissory note, dated January 15, 2007, executed in connection with the loan agreement, interest on the outstanding principal balance of an advance will accrue at an interest rate equal to 10%. Interest is payable at the maturity date of each advance which is 180 days from the date of each advance. As of March 31, 2007, a total of $1,470,000 has been advanced to Global Airworks, Inc. pursuant to the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Global Airworks, Inc executed a security agreement granting Hu Cheng-Lien a security interest in certain assets of Global Airworks, Inc. including all inventory, accounts, equipment, and general intangibles. In addition, the loan is secured by a guaranty executed by Global ePoint, Inc. and Tops Digital Security, LLC.

12. Subsequent Events

None

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

We have continued to have difficulty financing our operations. We entered into our Series E preferred stock financing in order to continue with our product development, acquisitions and sales and marketing strategies. As a result of the transaction, we were delisted from the Nasdaq Capital Market due to shareholder approval issues arising from the Nasdaq’s determination to aggregate our Series C, D, and E financings and our failure to file “listing of additional share” forms for these financings on a timely basis. Although we appealed the determination our appeals were denied and we were delisted from the Nasdaq Capital Market. Our common stock is currently quoted in the Pink Sheets under the trading symbol “GEPT.PK.” As a result of the delisting substantially all of our preferred stockholders have submitted redemption demands which has resulted in a working capital deficit. We intend to improve our working capital position by negotiating with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments.

Our working capital deficiency and continued operating loss, requires us to restructure our operations. Our goal is to focus our resources in the areas we believe will lead us to the fastest opportunity to reach profitability and long term growth. In the initial step to achieve our goal we have begun to trim our operating costs by reducing our contract manufacturing division operations and our research and development efforts. Additionally, we are exploring opportunities to sell various assets and product offerings to achieve our objective. Upon completion of the restructuring we expect to significantly reduce overhead. We believe the streamlining of our operations and reduction of overhead will provide us with additional opportunity to obtain the working capital required to move forward. There can be no assurance, however that we will be successful in our restructuring efforts, resolve the preferred stockholders’ redemption demands without the need to make the required redemption payments or obtain additional working capital.

RESULTS OF OPERATIONS—COMBINED

The following is a schedule showing the combined operations for our digital technology, aviation and contract manufacturing divisions, with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses.

For the three months ended March 31, 2007

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$373	$431	$683	$—	$1,487
Cost of sales	336	382	537	—	1,255

Gross profit	37	49	146	—	232
Operating expenses	1,100	509	1,810	925	4,344

Income (loss) from operations	(1,063)	(460)	(1,664)	(925)	(4,112)
Other income (expense)	(20)	(17)	(3)	—	(40)

Loss before income tax provision	$(1,083)	$(477)	$(1,667)	$(925)	$(4,152)

Total assets as of March 31, 2007	$6,475	$8,474	$2,329	$3,798	$21,076

For the three months ended March 31, 2006

($ in thousands)	Digital Technology	Aviation	Contract Manufacturing	Corporate	Total
Net sales	$205	$1,701	$5,413	$—	$7,319
Cost of sales	182	1,516	4,819	—	6,517

Gross profit	23	185	594	—	802
Operating expenses	806	718	662	682	2,868

Income (loss) from operations	(783)	(533)	(68)	(682)	(2,066)
Other income (expense)	(15)	—	—	5	(10)

Loss before income tax provision	$(798)	$(533)	$(68)	$(677)	$(2,076)

Total assets as of March 31, 2006	$4,102	$10,435	$9,398	$5,335	$29,270

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Three Months Ended March 31, 2007 Compared to March 31, 2006

Revenues for the digital technology division increased to $373 thousand for the three months ended March 31, 2007 compared to $205 thousand for the three months ended March 31, 2006. The increase in revenues is due to our Tops division which was acquired beginning in April 2006. Gross margins were 10% for the three months ended March 31, 2007 compared to 11% for the three months ended March 31, 2006.

Operating expenses increased to $1.1 million for the three months ended March 31, 2007 from $0.8 million for the three months ended March 31, 2006. The increase in operating expenses is due to the acquisition of Tops which consisted of $74,000 selling expenses, $214,000 general and administrative expenses and $123,000 for research and development costs associated with our establishment of an R&D facility in Korea to facilitate the development of the high end Tops product line. The increases in expenses were offset by a decrease in other research and development costs of $103,000.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $1.1 million for the three months ended March 31, 2007 compared to a loss from operations of $0.8 million for the three months ended March 31, 2006.

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Three Months Ended March 31, 2007 Compared to March 31, 2006

Revenues for the three months ended March 31, 2007 totaled $0.4 million compared to $1.7 million for the three months ended March 31, 2006. The decrease in sales is the result of a decrease in aircraft maintenance services of $0.8 million, and $0.4 million decrease in sales of other modification equipment and services. Cost of goods sold was $0.4 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006. The decrease in cost of goods sold is due to the decrease in maintenance services operations. We established a maintenance operation in Tulsa, Oklahoma, in September 2005, to service a contract we obtained from a large Latin American airlines. The operation did not meet our expected profitability, therefore, we no longer offer the services and closed the maintenance facility in Tulsa Oklahoma at the end of 2006 upon completion of the contract. Gross margins were 11% for the three months ended March 31, 2007 and 2006. We believe our overall gross margins will improve as our mix of business moves to equipment deliveries which have a higher margin. We have experienced delays in obtaining FAA certifications for our IFE retrofit program causing delays in the shipment of the IFE equipment to a large Latin American airline. In early 2007 we completed the certification process for the programs and began deliveries of equipment in the second quarter of 2007.

Operating expenses totaled $0.5 million for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006. The decrease is primarily due to costs associated with the maintenance services operation.

As a result of the foregoing, the aviation division incurred a loss from operations of $0.5 million for the three months ended March 31, 2007 and 2006.

RESULTS OF OPERATIONS—CONTRACT MANUFACTURING DIVISION

For the Three Months Ended March 31, 2007 Compared to March 31, 2006

Net sales for the three months ended March 31, 2007 decreased to $0.7 million from $5.4 million in the three months ended March 31, 2006. We have ceased production of the lower margin basic level consumer PCs which was subcontracted to us by the Related Parties resulting in a $3.1 million decrease in sales in the three months ended March 31, 2007 from the three months ended March 31, 2006. Additionally, sales of industrial computer products decreased to $0.7 million in the three months ended March 31, 2007 compared to $1.9 million in the three months ended March 31, 2006. The decline in industrial computer sales is primarily due to the decline in sales from two of our major customers. One of our customer’s contract expired in early 2007 and has not been renewed. Another major customer’s product line has moved to high end/lower sales volume x-ray machines and discontinued their low end/higher sales volume x-ray machines, resulting in a decline in sales for our industrial PC. Cost of sales was $0.5 million for the three months ended March 31, 2007, or 78.6%, of sales compared to $4.8 million, or 89.0%, of sales for the corresponding three months ended March 31, 2006. The decrease in the cost of sales as a percentage of net sales was due to the decrease in sales of lower margin consumer computer products. As a result, gross margins for the three months ended March 31, 2007 were 21.4% compared to 11.0% for the three months ended March 31, 2006.

Operating expenses for the three months ended March 31, 2007 were $1.8 million compared to $0.7 million, for the three months ended March 31, 2006. The increase in operating expenses is due to a $1.5 million non-cash goodwill impairment charge after a review of the division’s operations and expectations resulting from the streamlining of our overall operations to reduce overhead expenses. The non-cash goodwill impairment charge was partially offset by a $177,000 decrease in manufacturing overhead and a decrease in selling expenses of $91,000 primarily due to a reduction in commission expenses as a result of lower sales of computer products in the three months ended March 31, 2007 over 2006.

The net result was a loss from operations for the contract manufacturing division was $1.7 million for the three months ended March 31, 2007 compared to loss from operations of $68,000 for the three months ended March 31, 2006.

RESULTS OF OPERATIONS—CORPORATE

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses. During the three months ended March 31, 2007, corporate general and administrative costs totaled $.9 million compared to $0.7 million for the three months ended March 31, 2006. The increase in corporate expenses was due to $0.2 million increase for damages and penalties related to defaults associated with our preferred stock.

The net result for corporate operations was a loss from operations of $.9 million for the three months ended March 31, 2007 compared to a loss from operations of $0.7 million for the three months ended March 31, 2006.

SUMMARY

As a net result of the combined operations of our digital technology division, aviation division, contract manufacturing division, and corporate activities, we incurred a net loss of $4.2 million, or $(0.21) per share for the three months ended March 31, 2007 compared to a net loss of $2.1 million, or $(0.14) per share for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, due to the reclassification of $7.5 million of our Series C, D and E preferred stock to short term loans payable, the Company had a $7.6 million net working capital deficit and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. We intend to improve our working capital position by pursuing negotiations with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments. However, there can be no assurance that we will be successful in resolving their redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by restructuring our operations through reducing our contract manufacturing division and our research and development efforts. Additionally, we are exploring opportunities to sell various assets and product offerings while pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our delisting from the Nasdaq Stock Market and the shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for three months from the date of this report assuming we do not fund the required mandatory redemption payments.

We believe that we will require a minimum of $5 million of additional funding, in addition to any funding required to resolve the $6.3 million in redemption demands of our preferred shareholders, in order to fund our ongoing and planned operations over the next 12 months. If we are not successful in resolving their redemption demands without a cash payment, we will need a minimum of $11.4 million of additional funding over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 states that due to recurring losses, reclassification of all preferred stock as current liability because of mandatory redemption and working capital deficiency there is substantial doubt about our ability to continue as a going concern.

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

Net cash used by operations for the three months ended March 31, 2007 was $0.6 million as compared to cash used by operations of $0.8 million for the corresponding period in 2006. In the three months ended March 31, 2007 and 2006, the primary use of cash was funding the operating loss.

Cash used in investing activities for the three months ended March 31, 2007 consisted of $0.3 million compared to cash provided by investing activities of $0.1 million for the three months ended March 31, 2006. For the quarter ended March 31, 2007 the cash was used for deposits to vendors for inventory needs. For the quarter ended March 31, 2006 the cash was comprised of the collection of $0.5 million on the note provided to Astrophysics, Inc. offset by of $0.4 million of cash used for the acquisition of fixed assets and other intangibles.

The Company’s wholly-owned subsidiary, Best Logic, LLC, extended a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1 million. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate was 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. As of March 31, 2007, a total of $965,000 is outstanding by Best Logic pursuant to the loan agreement. Best Logic is currently in default under the loan agreement. The Company is attempting to negotiate a work-out or extension of the loan, however there can be no assurance it will be able to do so.

On January 15, 2007, the Company’s wholly-owned subsidiary, Global Airworks, Inc., entered into a loan agreement with Hu Cheng-Lien, an individual, to loan Global Airworks, Inc. up to $1,500,000. Pursuant to a promissory note, dated January 15, 2007, executed in connection with the loan agreement, interest on the outstanding principal balance of an advance will accrue at an interest rate equal to 10%. Interest is payable at the maturity date of each advance which is 180 days from the date of each advance. As of May 15, 2007, a total of $1,470,000 has been advanced to Global Airworks, Inc. pursuant to the loan agreement. In connection with the loan agreement, and as collateral for the loan, Global Airworks, Inc executed a security agreement granting Hu Cheng-Lien a security interest in certain assets of Global Airworks, Inc. including all inventory, accounts, equipment, and general intangibles. In addition, the loan is secured by a guaranty executed by Global ePoint, Inc. and Tops Digital Security, LLC.

Net cash provided by financing activities for the three months ended March 31, 2007 totaled $1.0 million primarily from advances on the loan agreement from our Global Airworks, Inc. As of March 31, 2007, the total outstanding balance on loans from related parties was $1.4 million.

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

On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of their Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock, and 95,703 shares of their Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock. Subsequently, we received redemption notices demanding that we repurchase an additional 150,600 shares of Series C preferred stock, 5,500 remaining shares of the Series D preferred stock and 6,175 shares of Series E preferred stock. As of March 31, 2007, the aggregate redemption amount under the notices received is $6,454,699 plus $497,026 accrued and unpaid dividends and interest.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DESCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowings, commodity price risk and electronic and computer component price fluctuations. The Company has established procedures to manage its fluctuations in interest rates.

Our borrowings are in fixed and variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $15,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held at March 31, 2007.

Commodity price movements create a market risk by affecting the price we must pay for certain component parts used to assemble our products as certain commodities are embedded in components we purchase from major suppliers. Our suppliers generally pass on significant commodity price changes to us in the form of revised prices on future purchases. The Company has not used commodity forward or option contracts to manage this market risk.

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

We require additional funding of $5 million in the near term to continue to operate our business, and in the event we are unable to obtain such financing we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. As of March 31, 2007, due to the reclassification of $7.5 million for redemption demands on our Series C, D and E preferred stock to short term loan payable, we had a net working capital deficit of $7.6 million and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. We intend to improve our working capital position by pursuing negotiations with the holders of our Series C, D and E preferred stock to resolve their redemption demands without the need to make the required redemption payments without cash payment. However, there can be no assurance that we will be successful in resolving their redemption demands. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by restructuring our operations through discontinuing our contract manufacturing division and reducing our research and development efforts. Additionally, we are exploring opportunities to sell various assets and product offerings while pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months assuming we do not fund the required mandatory redemption payments

We believe that we require a minimum of $5 million of additional funding, in addition to any funds needed to resolve the $6.3 million in redemption demands of our preferred, in order to fund our ongoing and planned operations over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 states that due to recurring losses, reclassification of all preferred stock as current liability because of mandatory redemption and working capital deficiency, there is substantial doubt about our ability to continue as a going concern

In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results may occur:

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

We rely on related parties for a substantial portion of our revenues and as the primary source for our component and subsystem purchases. The loss of business from any of these related parties would adversely affect our business. In the ordinary course of our business, we purchase from, sell products to and perform contract manufacturing services for a number of related parties that are owned or otherwise controlled by Mr. John Pan, our Chief Financial Officer, Chairman, and principal stockholder. For the three months ended March 31, 2007 and 2006, we purchased approximately $0.03 and $3.1 million, respectively, worth of products from these related parties. This represents 3% and 48% of our overall cost of goods for the three months ended March 31, 2007 and 2006, respectively. In addition, during the period, we sold approximately $0.2 and $3.1million, respectively, worth of products and contract manufacturing services to these related parties. This represents 15% and 42% of our overall sales for the three months ended March 31, 2007 and 2006, respectively. We believe that these related party relationships can provide access to attractively priced components and products and an additional and a substantial amount of sales revenues. However, there are no agreements, written or otherwise, between Global ePoint and these related parties obligating such parties to transact business with us in the future. As a result, these types of related party transactions could cease at any time. If our transactions with these related parties cease, our business would be adversely affected.

Our current revenues and purchases are dependent on a limited number of customers and suppliers, most of which are related parties. For the three months ended March 31, 2007 and 2006, two customers accounted for 27% and 61% of the Company’s sales, respectively. One of these customers in 2007 and 2006 was a related party. For the three months ended March 31, 2007 and 2006, two and four vendors accounted for 51% and 67% of the Company’s purchases, respectively. None and one of these vendors were related parties for the three months ended March 31, 2007 and 2006, respectively. Substantially all of our related party transactions are derived from our contract manufacturing division. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

As of March 31, 2007, there were 501,917 shares of Series C Preferred Stock outstanding, which are convertible into 501,917 shares of our common stock, 5,500 shares of Series D Preferred Stock outstanding, which are convertible into 66,106 shares of our common stock, and 117,314 shares of Series E Preferred Stock outstanding, which are currently convertible into 2,125,254 shares of our common stock. The conversion price of the Series C and Series D Preferred Stock is not adjustable except for standard anti-dilution adjustments relating to stock splits, combinations and similar events. However, the conversion price of our Series E Preferred Stock will be adjusted downward if we issue shares of common stock, or securities convertible into shares of common stock, at an effective price less than $2.76 per common share. If this occurs, the Series E Preferred Stock can be converted into a larger number of shares than stated above, resulting in even greater dilution to holders of our common stock. Upon a liquidity event, the holders of our Series C Preferred Stock and Series D Preferred Stock are entitled to be paid out of our assets available for distribution to the stockholders an amount equal to $2.80 per share and $4.16 per share, respectively, ahead of all shareholders except the holders of our Series E Preferred Stock. Upon a liquidity event, holders of our Series E Preferred Stock are entitled to receive $50.00 per share of Series E Preferred Stock ahead of all of our other stockholders. Except as required by law, holders of our preferred stock have no voting rights.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. We are continuing to evaluate our internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 which become effective in 2007. In the course of our evaluation, we have identified certain deficiencies in our internal controls over financial reporting, which we are addressing. The Merger and the subsequent acquisitions, described in Footnote 5 in the Notes of the Condensed Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, further, that such controls and procedures were effective at the reasonable assurance level as of March 31, 2007. The Company’s management has concluded that the deficiencies described above do not prevent the controls and procedures from being effective because management has identified the issues and is taking action to resolve them, other aspects of the Company’s business are not negatively impacted, and the controls and procedures are subject to continuous review by management. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

none

ITEM 6.	EXHIBITS

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL EPOINT, INC.

Date: May 21, 2007	/s/ TORESA LOU
Toresa Lou, Chief Executive Officer

Date: May 21, 2007	/s/ JOHN PAN
John Pan, Chief Financial Officer and Chairman