Form 10-Q
period 2007-06-30
GLOBAL EPOINT INC
filed 2007-08-20
CIK 896195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
-OR-

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-15775
________________

GLOBAL EPOINT, INC.
(Name of small business issuer as specified in its charter)
________________

NEVADA	33-0423037
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

339 S. Cheryl Lane, City of Industry, California 91789
(Address of principal executive offices)

(909) 869-1688
(Issuer’s telephone number)
________________

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

As of August 13, 2007, there were 19,513,812 shares of Common Stock ($.03 par value) outstanding.

GLOBAL EPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2007

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share amounts)

	December 31,	June 30,
ASSETS	2006	2007
CURRENT ASSETS:
Accounts receivable, net	$2,292	$3,745
Inventories	4,045	4,061
Assets of discontinued operations, net (Note 8)	2,012	1,826
Other current assets	751	442
Total current assets	9,100	10,074

Property, plant and equipment, net	771	634
Card dispensing equipment and related parts	885	885
Goodwill	8,043	2,282
Other intangibles	2,541	2,557
Deposits and other assets	1,193	707
Total other assets	13,433	7,065

Total assets	$22,533	$17,139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,875	$4,554
Accrued expenses	775	1,161
Customer deposits	103	1,246
Due to related parties	-	1
Due to stockholder	1,311	1,354
Loans payable	16	1,486
Liabilities of discontinued operations, net (Note 8)	1,834	2,286
Mandatorily redeemable preferred stock	7,485	7,485
Total current liabilities	14,399	19,573

NON-CURRENT LIABILITIES	1,997	1,989
Total liabilities	16,396	21,562
Commitments and Contingencies (Notes 10 and 11)
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.03 par value, 50,000,000 shares authorized and 19,513,812 shares
issued and outstanding	581	584
Paid-in capital	28,596	28,874
Accumulated other comprehensive loss	(56)	(77)
Accumulated deficit	(22,984)	(33,804)
Total stockholders' equity (deficit)	6,137	(4,423)

Total liabilities and stockholders' equity (deficit)	$22,533	$17,139

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share amounts)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Sales	$1,725	$2,040	$2,372	$3,947
Sales- related parties	-	-	157	-
Total net sales	1,725	2,040	2,529	3,947

Cost of sales	1,034	1,481	1,595	3,179
Cost of sales- related parties	-	-	157	-
Total cost of sales	1,034	1,481	1,752	3,179

Gross profit	691	559	777	768

Operating expenses:
Selling and marketing	299	571	743	1,052
General and administrative	1,635	1,760	3,283	3,083
Research and development	240	293	559	589
Goodwill impairment	4,277	-	4,277	-
Depreciation and amortization	113	110	234	217
Total operating expenses	6,564	2,734	9,097	4,941

Loss from operations	(5,873)	(2,175)	(8,320)	(4,173)

Other income (expense)	(573)	166	(610)	157

Loss before income tax provision	(6,446)	(2,009)	(8,930)	(4,016)

Income tax provision	-	-	-	-

Loss from continuing operations	(6,446)	(2,009)	(8,930)	(4,016)

Loss from discontinued operations, net of tax	(223)	(103)	(1,890)	(171)

Preferred stock dividend	-	(4,940)	-	(5,076)

Net loss applicable to common stockholders	$(6,669)	$(7,052)	$(10,820)	$(9,263)

Loss per share - basic and diluted
Loss from continuing operations	$(0.33)	$(0.42)	$(0.46)	$(0.57)
Loss from discontinued operations	(0.01)	(0.01)	(0.10)	(0.01)
	$(0.34)	$(0.43)	$(0.56)	$(0.58)

Weighted average shares and share equivalents	19,383	16,491	19,383	15,925

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)

	For the six months ended
	June 30, 2007	June 30, 2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(10,820)	$(4,187)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	234	221
Goodwill impairment	5,820	-
Provision for bad debts	15	312
Stock based compensation	292	51
Non refundable acquisition deposit	500	-
Increase/(decrease) in cash and cash equivalents from changes in:
Accounts receivable	(1,529)	(433)
Accounts receivable - related parties	(67)	460
Inventory	243	(612)
Other current assets	236	(265)
Accounts payable	2,146	(804)
Accounts payable - related parties	42	1,196
Accrued expenses	378	(137)
Customer deposits	1,142	46
Net cash used in operating activities	(1,368)	(4,152)

CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment	(12)	(22)
Additions to goodwill and other intangibles	(96)	(676)
(Increase)/decrease in other assets	29	409
Net cash used in investing activities	(79)	(289)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
Proceeds from (repayment of) loan payable	1,362	1,597
Net borrowings from related parties	42	(485)
Proceeds from advances from stockholder	43	32
Proceeds from exercise of stock options	-	731
Net proceeds from preferred stock offerings	-	3,594
Net proceeds from the exercise of stock warrants	-	2,466
Preferred stock dividend payments	-	(295)
Preferred stock redemption	-	(112)
Net cash provided by financing activities	1,447	7,528

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	3,087

CASH AND CASH EQUIVALENTS, beginning of period	-	780

CASH AND CASH EQUIVALENTS, end of period	$-	$3,867

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion included in preferred stock dividend	$-	$1,828
Preferred stock dividend	$-	$2,982
Increase in preferred stock dividend payable	$-	$5
Preferred stock reclassified to short term debt	$-	$61
Tops Digital Security, Inc. acquisition	$-	$2,003
Compensation on consulting agreement	$68	$207

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Thousands of dollars and shares)

JUNE 30, 2007

						Accumulated	Retained	Total
					Additional	Other	Earnings/	Stockholders'
	Preferred Stock		Common Stock		Paid in	Comprehensive	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	(Deficit)

Balances- December 31, 2006	625	$-	19,414	$581	$28,596	$(56)	$(22,984)	$6,137

Common stock and option based compensation	-	-	100	3	278	-	-	281
Net loss from operations	-	-	-	-	-	-	(8,930)	(8,930)
Loss from discontinued operations, net of tax	-	-	-	-	-	-	(1,890)	(1,890)
Other Comprehensive Loss	-	-	-	-	-	(21)	-	(21)

Balances- June 30, 2007 (unaudited)	625	$-	19,514	584	$28,874	$(77)	$(33,804)	$(4,423)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2007

1.   Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has suffered recurring losses from operations and at June 30, 2007 had a shareholders deficit of $4.4 million that raises substantial doubt about its ability to continue as a going concern. The Company believes that it can satisfy its cash requirements for at least the next 3 months, however it will need to raise up to an additional $3 million in order to continue to operate its business. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail plans and scale back planned activities. No assurances can be given that the Company will be successful in raising additional financing should such financing be required by future operations.

2.   Summary of significant accounting policies

Nature of business Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is headquartered in the City of Industry, California. The primary areas of our business have been operated from three divisions: our contract manufacturing division, aviation division and our digital technology division. Our contract manufacturing division, which manufactures customized computing systems for industrial, business and consumer markets, and has the capability to produce other specialized, custom-manufactured electronic products and systems. Our aviation division provides digital technology and other electrical applications to the airline industry. Our digital technology division designs and markets digital video technology primarily for surveillance systems. We are restructuring our operations, we are closing the operations of our contract manufacturing division which we expect to complete in the third quarter of 2007. We are currently reviewing our digital technology division operations. We have substantially reduced our digital technology division through the closing of our research and development operations and reduced our product offerings.

Principles of consolidation The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, McDigit, Inc., which was incorporated under the laws of the state of California in November 2002, Global AirWorks, Inc., which was incorporated under the laws of the state of California in May 2003, Tops Digital Security, LLC which was organized in Nevada in April 2006, and Global Telephony, Inc., which was incorporated under the laws of Nevada in 2001, and are collectively referred to as the “Company” in these condensed consolidated financial statements. Best Logic LLC (“Best Logic”), which was organized in California in November 2000, operations were discontinued in the second quarter of 2007 as described in Note 8. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” results of operations for the three and six months ended June 30, 2007 and 2006 included in our consolidated statements of income have been reclassified and presented as discontinued operations. Some of the related parties discussed in Note 7 may be considered variable interest entities in accordance with FIN 46R “Consolidation of Variable Interest Entities”, however, the Company is not the primary beneficiary of such entities. Therefore, the related party entities are not included in the consolidated group. All significant inter-company balances and transactions have been eliminated.

Accounting for stock options  The Company recorded expenses for stock based compensation of $148 thousand and $22 thousand for the three months ended June 30, 2007 and 2006, respectively, and $292 thousand and $44 thousand for the six months ended June 30, 2007 and 2006, respectively.

Earnings(Losses) per share Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share” requires presentation of basic earnings per share and dilutive earnings per share. The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives the effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. Accordingly shares underlying options, warrants, and preferred stock conversions, aggregating approximately 9.5 million shares, have not been included as they are anti-dilutive.

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss	Shares	Per-share
	(Numerator)	(Denominator)	Amount

For the three months ended June 30, 2007:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(6,669)	19,383	$(0.34)

For the three months ended June 30, 2006:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(7,052)	16,491	$(0.43)

For the six months ended June 30, 2007:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(10,820)	19,383	$(0.56)

For the six months ended June 30, 2006:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(9,289)	15,925	$(0.58)

3.   Inventories

Inventories consisted of the following as of June 30, 2007 (in thousands):

Video and data recording component parts	$2,552
Cockpit door surveillance system and wire harness component parts	1,509
Total	$4,061

4.   Property and equipment

Property and equipment consisted of the following as of June 30, 2007 (in thousands):

Furniture and equipment	$540
Computer equipment and software	300
Building improvements	476
Tooling and demo units	34
Vehicles	158
Totals	1,507
Less accumulated depreciation	(873)
Property and equipment, net	$634

5.   Goodwill and Intangible Assets

The Company has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At June 30, 2007 the net amount of $4.9 million of goodwill and intangible assets represented 28% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company has accumulated a total of $8.1 million of goodwill; $3.2 million resulted from the reverse acquisition involving McDigit, Inc., Best Logic LLC, and the Company (“the Merger”), $2.8 million from the acquisition of assets of Airworks, in April 2004, $300 thousand from the acquisition of the assets of Perpetual, in April 2004 and effective April 2006, $1.8 million from the acquisition of the assets of Tops Digital Security. Of the total goodwill $3.8 million has been allocated to the digital technology division, $2.8 million to the aviation division, and $1.5 million to the contract manufacturing division.

The contract manufacturing division has been discontinued, and the Company recognized non-cash goodwill impairment charges of $1.5 million in March 2007. Upon review of the digital technology division and based on the current restructuring and reduction in product offerings, the Company recognized non-cash goodwill impairment charges of $2.9 million in June 2007.

On August 15, 2007 the Federal Aviation Administration (FAA) published its final rule on flightdeck door monitoring and crew discreet alerting systems (See Note 12 Subsequent Events for more details). The FAA’s final rule provides for alternative methods to comply with monitoring on the passenger side of the flightdeck door other than a video monitoring system. The Company expected an FAA mandate for its CDSS system would provide substantial near term opportunity from US based air carriers. Without the mandate, the near term opportunity becomes less certain. The lack of a FAA mandate for CDSS systems resulted in a revision to Management revenue assumptions. Application of the discounted cash flows methodology using the revised assumptions, resulted in a $1.4 million non-cash goodwill impairment charge for the aviation division.

The Company is restructuring it operations and continually monitors its operations for any potential indicators of impairment of goodwill and intangible assets. Any impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

6.   Business concentrations

Sales and purchases For the three months ended June 30, 2007 and 2006, one and two customers accounted for 80% and 60% of the Company’s sales, respectively. For the six months ended June 30, 2007 and 2006 one and two customers accounted for 59% and 60% of the Company’s sales, respectively, and 41% of the accounts receivable as of June 30, 2007. For the three months ended June 30, 2007 there was no purchase concentration. For the three months ended June 30, 2006, two vendors accounted for 72% of the Company’s purchases. For the six months ended June 30, 2007 and 2006, one and two vendors, respectively, accounted for 70% and 62% of the Company’s purchases, respectively, and none of the accounts payable as of June 30, 2007. A substantial amount of the above sales and purchase transactions in 2006 were conducted with related parties through our contract manufacturing division the results of which have been reclassified as discontinued operations as discussed in Note 8.

7.   Related party transactions

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer, and principal stockholder, leases a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, including additional square footage to accommodate more offices for administrative staff, equipment for production and assembly, and warehouse space, totaled $49 thousand and $108 thousand for the three months ended June 30, 2007 and 2006, respectively, and $98 thousand and $216 thousand for the six months ended June 30, 2007 and 2006, respectively.

Rental costs for manufacturing and assembly equipment were approximately $8 thousand and $21 thousand for the three months ended June 30, 2007 and 2006, respectively, and $18 thousand and $42 thousand for the six months ended June 30, 2007 and 2006, respectively.

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

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer, and principal stockholder, Mr. John Pan (“Related Parties”). Substantially all of our related party transactions are through our contract manufacturing division whose operations have been discontinued.

8.   Discontinued operations

In the second quarter of 2007, the Company discontinued the contract manufacturing operations to focus its resources on business initiatives which the Company believes have higher margin and growth potential. The discontinuation of the contract manufacturing division resulted in an after tax charge of $1.9 million for the six months ended June 30, 2007 of which $1.5 million was due to the impairment of goodwill.

The Company has reflected the results of its contract manufacturing business as discontinued operations in the Condensed Consolidated Statements of Operations. Summary results of operations for the contract manufacturing division were as follows (in thousands):

	For the three months ended		For the six months ended
($ in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$266	$6,178	$949	11,590
Cost of sales	194	5,651	731	10,470
Gross profit	72	527	218	1,120
Operating expenses	280	603	2,091	1,265
Loss from operations	(208)	(76)	(1,873)	(145)
Other income (expense)	(14)	(26)	(17)	(26)
Loss before income tax provision	$(222)	$(102)	$(1,890)	(171)

The assets of the contract manufacturing division are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

	December 31,	June 30,
	2006	2007

Accounts receivable, net	$399	$472
Accounts receivable - related parties	139	206
Inventories	1,318	1,059
Property, plant and equipment, net	18	14
Deposits and other assets	138	75
Assets of discontinued operations, net	$2,012	$1,826

9.   Segment reporting

The Company’s continuing operations are in two business segments; marketing, developing and distributing advanced digital technology products related to digital video, audio and data transmission and recording products (digital technology) and flight support business including aircraft electronics and communications systems (aviation). The Corporate category primarily relates to activities associated with income and expense of non-core continuing business of the pre-merged public entity. The Company evaluates segment performance based on loss before income tax provision and total assets. All inter-company transactions between segments have been eliminated. Information with respect to the Company’s loss before income tax provision by segment is as follows:

For the three months ended June 30, 2007

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$141	$1,584	$-	$1,725
Cost of sales	67	967	-	1,034
Gross profit	74	617	-	691
Operating expenses	3,723	1,742	1,099	6,564
Loss from operations	(3,649)	(1,125)	(1,099)	(5,873)
Other income (expense)	(30)	(43)	(500)	(573)
Loss before income tax provision	$(3,679)	$(1,168)	$(1,599)	$(6,446)
Total assets as of June 30, 2007	$5,146	$8,751	$1,430	$15,326

For the three months ended June 30, 2006

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$420	$1,620	$-	$2,040
Cost of sales	238	1,243	-	1,481
Gross profit	182	377	-	559
Operating expenses	1,230	703	802	2,735
Loss from operations	(1,048)	(326)	(802)	(2,176)
Other income (expense)	(14)	-	180	166
Loss before income tax provision	$(1,062)	$(326)	$(622)	$(2,010)
Total assets as of June 30, 2006	$10,729	$10,179	$5,465	$26,373

For the six months ended June 30, 2007

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$514	$2,015	$-	$2,529
Cost of sales	403	1,349	-	1,752
Gross profit	111	666	-	777
Operating expenses	4,822	2,250	2,025	9,097
Loss from operations	(4,711)	(1,584)	(2,025)	(8,320)
Other income (expense)	(50)	(60)	(500)	(610)
Loss before income tax provision	$(4,761)	$(1,644)	$(2,525)	$(8,930)
Total assets as of June 30, 2007	$5,146	$10,179	$1,430	$15,326

For the six months ended June 30, 2006

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$625	$3,322	$-	$3,947
Cost of sales	419	2,760	-	3,179
Gross profit	206	562	-	768
Operating expenses	2,036	1,422	1,483	4,941
Loss from operations	(1,830)	(860)	(1,483)	(4,173)
Other income (expense)	(29)	-	186	157
Loss before income tax provision	$(1,859)	$(860)	$(1,297)	$(4,016)
Total assets as of June 30, 2006	$10,729	$10,179	$5,465	$26,373

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 501,917 shares of Series C preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate 287,508 Series C preferred shares with an aggregate redemption amount of $805,022 plus $12,210 accrued but unpaid dividends. If the holders of all Series C preferred shares outstanding as of June 30, 2007 request redemption, the aggregate redemption amount of all Series C preferred shares outstanding as of June 30, 2007 would be $1.4 million, plus $115 thousand of accrued but unpaid dividends and interest. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.4 million which was recorded as a non cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that the Company repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 5,500 shares of Series D preferred stock for which the Company has received redemption demands. The aggregate redemption amount is $275 thousand plus $20 thousand accrued but unpaid dividends and interest. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demand has not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.1 million which was recorded as a non-cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company is subject to 1% liquidated damages to the extent the registration statement for the underlying shares was not declared effective by the SEC as of August 21, 2006. The liquidated damages are payable monthly until such time as the registration statement is declared effective or the shares may be sold without restriction pursuant to Rule 144(k) under the Securities Act. The SEC has not declared the registration statement effective and the Company may be subject to liquidated damages in the aggregate amount of $136 thousand as of June 30, 2007. The rights of the holders of the Series E preferred stock are senior to the rights of the holders of the Series C and D preferred stock.

There are outstanding 117,314 shares of Series E preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate of 101,878 Series E preferred shares with an aggregate redemption amount of $5,093,900 plus $472 accrued but unpaid dividends and interest. If the holders of all Series E preferred shares outstanding request redemption, the aggregate redemption amount of all Series E preferred shares outstanding as of September 30, 2006 would be $5.9 million, plus $533 thousand of accrued but unpaid dividends and interest. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as current liabilities resulting in a beneficial conversion of $2.8 million which was recorded as a non-cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

11.  Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1 million. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. As of December 31, 2006 the interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. The Company is currently in default on the loan agreement and has negotiated a forbearance agreement with Far East National Bank. As of June 30, 2007, a total of $865,000 remains outstanding on the loan agreement and $17 thousand of accrued but unpaid interest.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

On January 15, 2007, the Company’s wholly-owned subsidiary, Global Airworks, Inc., entered into a loan agreement with Hu Cheng-Lien, an individual, to loan Global Airworks, Inc. up to $1.5 million. Pursuant to a promissory note, dated January 15, 2007, executed in connection with the loan agreement, interest on the outstanding principal balance of an advance will accrue at an interest rate equal to 10%. Interest is payable at the maturity date of each advance which is 180 days from the date of each advance. As of June 30, 2007, a total of $1.47 million has been advanced to Global Airworks, Inc. pursuant to the loan agreement. The Company is currently in default on the initial repayment due on the loan and plans to enter into negotiations with Hu Cheng-Lien to revise the terms or restructure the loan.

In connection with the loan agreement, and as collateral for the loan, Global Airworks, Inc executed a security agreement granting Hu Cheng-Lien a security interest in certain assets of Global Airworks, Inc. including all inventory, accounts, equipment, and general intangibles. In addition, the loan is secured by a guaranty executed by Global ePoint, Inc. and Tops Digital Security, LLC.

12.  Subsequent Events

On August 15, 2007 the Federal Aviation Administration (FAA) published its final rule on flightdeck door monitoring and crew discreet alerting systems. The final rule sets a performance standard whereby air carriers must choose a method of compliance to view the area outside the flightdeck door. The performance standard may be met using a video monitoring device, a peephole or viewport, or other viewing device. The method of compliance must include procedures and training for unlocking the flightdeck door and operating all of the associated equipment for use in operations.

The International Civil Aviation Organization (ICAO) is the body that establishes standards for international civil aviation. On March 15, 2002 the ICAO adopted standards for monitoring the area on the passenger side of the flightdeck door. The standards are published in ICAO Annex 6 Part 1, Chapter 13. Section 13.2.3 (b) states, “Means shall be provided for monitoring from either pilot’s station the entire door area outside the flight crew compartment to identify persons requesting entry and to detect suspicious behavior or potential threat.” The FAA issued a Notice of Proposed Rule Making (NPRM) in November 2005 which, if enacted as written, would mandate cockpit door surveillance system (CDSS) for all commercial passenger aircraft operating in the US and require compliance with the mandate within two years of enactment of the rule. The Company believed in order to comply with the international standards and in accordance with the NPRM as written, a video monitoring device would be required. The Company’s CDSS system met the expected video monitoring standard.

The FAA’s final rule allows for alternative methods of complying with the requirement to monitor the passenger side of the flightdeck door than a video monitoring system. The Company believes video monitoring from the pilot’s station provides a safer and more secure solution for monitoring the area outside the flightdeck door than other alternatives. The Company expected the FAA mandate to require CDSS systems, which would provide substantial near term opportunities from US based air carriers. Without the mandate, the near term opportunity becomes less certain; however, the Company believes considerable opportunity remains for these products in the United States market given the importance of passenger safety and security. The Company also believes there is substantial opportunity around the world for the CDSS system as various countries governing authorities through out the world may provide stricter adherence to the standards provided by the ICAO.

On March 1, 2007, Iroquois Master Fund Ltd filed a summons and complaint against Global ePoint, Inc. in the United Stated District Court for the Southern District of New York (Case No. 07 CIV 1789). In its complaint, Iroquois alleged that the Company owed Iroquois a total of approximately $5,292,503 pursuant to the mandatory redemption features of the Company’s Series D and Series E convertible preferred stock previously sold to Iroquois. Pursuant to a Stipulation entered into between the parties in July 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $5,292,853, inclusive of court costs. By way of the Stipulation, Iroquois has agreed not to take action to enforce the judgment until the earlier to occur of (i) eight (8) months from the date of the judgment; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated May 23, 2006 between the Company and Iroquois; or (iii) a “Change of Control” as defined in the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our working capital deficiency and continued operating loss, requires us to restructure our operations. Our goal is to focus our resources in the areas we believe will lead us to the fastest opportunity to reach profitability and long term growth. In the initial step to achieve our goal we have begun to trim our operating costs by discontinuing our contract manufacturing division operations and significantly reducing our research and development efforts. Our continuing operations currently consist of our aviation division which primarily provides surveillance and safety products and aircraft modification products and services to the commercial airline industry; and digital technology division, which focuses on designing, developing, manufacturing, and distributing complete secure network digital video systems and total solutions for law enforcement, military, homeland security, commercial, industrial, and consumer markets. Additionally, we are exploring opportunities to sell various assets and product offerings to achieve our objective. Upon completion of the restructuring we expect to significantly reduce overhead. We believe the streamlining of our operations and reduction of overhead will provide us with additional opportunity to obtain the working capital required to move forward.

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

As a result of the delisting substantially all of our preferred stockholders have submitted redemption demands which has resulted in a working capital deficit. On March 1, 2007, Iroquois Master Fund Ltd filed a summons and complaint against Global ePoint, Inc. in the United Stated District Court for the Southern District of New York (Case No. 07 CIV 1789). In its complaint, Iroquois alleged that the Company owed Iroquois a total of approximately $5,292,503 pursuant to the mandatory redemption features of the Company’s Series D and Series E convertible preferred stock previously sold to Iroquois. Pursuant to a Stipulation entered into between the parties in July 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $5,292,853, inclusive of court costs. By way of the Stipulation, Iroquois has agreed not to take action to enforce the judgment until the earlier to occur of (i) eight (8) months from the date of the judgment; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated May 23, 2006 between the Company and Iroquois; or (iii) a “Change of Control” as defined in the Purchase Agreement. We intend to improve our working capital position by negotiating with Iroquois regarding its judgement and the holders of our remaining Series C, D and E preferred stock to resolve their demands without the need to make the required cash payments.

There can be no assurance, however that we will be successful in our restructuring efforts, including the resolution of the Iroquois judgement or the preferred stockholders’ redemption demands without the need to make the required cash payments or obtain additional working capital.

RESULTS OF OPERATIONS—COMBINED

The following is a schedule showing the combined operations for our digital technology and aviation with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses.

For the three months ended June 30, 2007

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$141	$1,584	$-	$1,725
Cost of sales	67	967	-	1,034
Gross profit	74	617	-	691
Operating expenses	3,723	1,742	1,099	6,564
Loss from operations	(3,649)	(1,125)	(1,099)	(5,873)
Other income (expense)	(30)	(43)	(500)	(573)
Loss before income tax provision	$(3,679)	$(1,168)	$(1,599)	$(6,446)
Total assets as of June 30, 2007	$5,146	$8,751	$1,430	$15,326

For the three months ended June 30, 2006

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$420	$1,620	$-	$2,040
Cost of sales	238	1,243	-	1,481
Gross profit	182	377	-	559
Operating expenses	1,230	703	802	2,735
Loss from operations	(1,048)	(326)	(802)	(2,176)
Other income (expense)	(14)	-	180	166
Loss before income tax provision	$(1,062)	$(326)	$(622)	$(2,010)
Total assets as of June 30, 2006	$10,729	$10,179	$5,465	$26,373

For the six months ended June 30, 2007

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$514	$2,015	$-	$2,529
Cost of sales	403	1,349	-	1,752
Gross profit	111	666	-	777
Operating expenses	4,822	2,250	2,025	9,097
Loss from operations	(4,711)	(1,584)	(2,025)	(8,320)
Other income (expense)	(50)	(60)	(500)	(610)
Loss before income tax provision	$(4,761)	$(1,644)	$(2,525)	$(8,930)
Total assets as of June 30, 2007	$5,146	$10,179	$1,430	$15,326

For the six months ended June 30, 2006

	Digital
($ in thousands)	Technology	Aviation	Corporate	Total
Net sales	$625	$3,322	$-	$3,947
Cost of sales	419	2,760	-	3,179
Gross profit	206	562	-	768
Operating expenses	2,036	1,422	1,483	4,941
Loss from operations	(1,830)	(860)	(1,483)	(4,173)
Other income (expense)	(29)	-	186	157
Loss before income tax provision	$(1,859)	$(860)	$(1,297)	$(4,016)
Total assets as of June 30, 2006	$10,729	$10,179	$5,465	$26,373

RESULTS OF OPERATIONS—DIGITAL TECHNOLOGY DIVISION

For the Three Months Ended June 30,, 2007 Compared to June 30,, 2006

Revenues for the digital technology division decreased to $141 thousand for the three months ended June 30, 2007 compared to $420 thousand for the three months ended June 30, 2006. Gross margins were 52% for the three months ended June 30, 2007 compared to 43% for the three months ended June 30, 2006. The decrease in revenues is due to a decrease in sales of our mobile digital video surveillance and our Perpetual Digital branded fixed digital surveillance solutions. As part of our restructuring we have streamlined the division by reducing our overhead and discontinuing our research and development efforts for these product offerings. The division is currently focusing on its Tops Digital Security products and services. We are continuing to review the division’s overhead and operations to meet our strategic objectives.

Operating expenses increased to $3.7 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006. The increase in operating expenses is due to $2.9 impairment of goodwill relating to our mobile, Perpetual Digital and Tops product offerings. This is offset by a reduction in operating expenses of $400 thousand comprised of $263 thousand reduction in selling and sales related expenses and $122 thousand reduction in general and administrative expenses related to the mobile and Perpetual Digital products.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $3.6 million for the three months ended June 30, 2007 compared to a loss from operations of $1.0 million for the three months ended June 30, 2006.

For the Six Months Ended June 30, 2007 Compared to June 30, 2006

Revenues for the digital technology division decreased to $514 thousand for the six months ended June 30, 2007 compared to $625 thousand for the six months ended June 30, 2006. The decrease in revenues is due to a $214 thousand decrease in sales of the mobile and Perpetual Digital products offset by $87 thousand increase in sales of our Tops digital surveillance products. Gross margins were 22% for the six months ended June 30, 2007 compared to 33% for the six months ended June 30, 2006. The decline in gross margins is due to the sale of low margin Perpetual Digital products.

Operating expenses increased to $4.8 million for the six months ended June 30, 2007 from $2.0 million for the six months ended June 30, 2006. The increase in operating expenses is due to $2.9 million impairment of goodwill relating to our mobile, Perpetual Digital, and Tops product offerings. Other operating expenses declined $100 thousand comprised of $293 thousand reduction in selling and sales related expenses, $94 thousand reduction in general and administrative expenses and $235 thousand reduction in research and development expenses associated with the mobile and Perpetual Digital products. This decline in other operating expenses was offset by an increase in expenses for Tops. Tops was acquired in April 2006, the resulting increase in expenses is due to a full six months of expenses in 2007. The additional expenses consisted of $56 thousand selling expenses, $250 thousand general and administrative expenses and $204 thousand for research and development costs associated with our establishment of an R&D facility in Korea to facilitate the development of the high end Tops product line.

The net result of the foregoing is that the digital technology division incurred a loss from operations of $4.7 million for the six months ended June 30, 2007 compared to a loss from operations of $1.8 million for the six months ended June 30, 2006.

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Three Months Ended June 30, 2007 Compared to June 30, 2006

Revenues for the three months ended June 30, 2007 and 2006 totaled $1.6 million. Cost of goods sold was $1.0 million for the three months ended June 30, 2007 compared to $1.2 million for the three months ended June 30, 2006. Gross margins were 39% for the three months ended June 30, 2007 compared to 23% for the three months ended June 30, 2006. The decrease in cost of goods sold and increase in gross margins is due to the increase in sales of higher margin equipment sales in the quarter ended June 30, 2007 from lower margin maintenance services operations in the quarter ended June 30, 2006. We established a maintenance operation in Tulsa, Oklahoma, in September 2005, to service a contract we obtained from a large Latin American airlines. The operation did not meet our expected profitability, therefore, we no longer offer the services and closed the maintenance facility in Tulsa Oklahoma at the end of 2006 upon completion of the contract.

Operating expenses totaled $1.7 million for the three months ended June 30, 2007 compared to $703 thousand for the three months ended June 30, 2006. The increase in operating expenses is due to $1.4 million impairment of goodwill offset by $355 thousand decrease in expenses primarily due to costs associated with the maintenance services operation.

As a result of the foregoing, the aviation division incurred loss from operations of $1.1 million for the three months ended June 30, 2007 compared to a loss from operations of $326 thousand for the three months ended June 30, 2006. Excluding the charge for the impairment of goodwill, the aviation division incurred income from operations of $269 thousand for the three months ended June 30, 2007

For the Six Months Ended June 30, 2007 Compared to June 30, 2006

Revenues for the six months ended June 30, 2007 totaled $2.0 million compared to $3.3 million for the six months ended June 30, 2006. The decrease in sales is the result of a decrease in aircraft maintenance services of $2.2 million offset by a $0.8 million increase in sales of other modification equipment and services. Cost of goods sold was $1.3 million for the six months ended June 30, 2007 compared to $2.8 million for the six months ended June 30, 2006. Gross margins increased to 33% for the six months ended June 30, 2007 compared to 17% for the six months ended June 30, 2006. The decrease in cost of goods sold and increase in gross margins is due to the change in revenues to higher margin modification equipment in the six months ended June 30, 2007 compared to revenue from the low margin maintenance services operations for the six months ended June 30, 2006.

Operating expenses totaled $2.2 million for the six months ended June 30, 2007 compared to $1.4 million for the six months ended June 30, 2006. The increase in operating expenses is due to $1.4 million impairment of goodwill and $85 thousand increase in interest and legal expenses on the secured line of credit which was established in January 2007. The increase in expenses is offset primarily by a decrease of $467 thousand in costs associated with the maintenance services operation and reduction in overhead and $120 thousand decrease in sales and sales related expenses.

On August 15, 2007 the Federal Aviation Administration (FAA) published its final rule on flightdeck door monitoring and crew discreet alerting systems (See Note 12 Subsequent Events for more details). The FAA’s final rule provides for alternative methods to comply with monitoring on the passenger side of the flightdeck door other than a video monitoring system. The Company expected an FAA mandate for its CDSS system would provide substantial near term opportunity for US based air carriers. Without the mandate, the near term opportunity becomes less certain. The lack of a FAA mandate for CDSS systems resulted in a revision to Management revenue assumptions. Application of the discounted cash flows methodology using the revised assumptions, resulted in a $1.4 million non-cash goodwill impairment charge.

As a result of the foregoing, the aviation division incurred a loss from operations of $1.6 million for the six months ended June 30, 2007 from $860 thousand for the six months ended June 30, 2006. Excluding the charge for impairment of goodwill, the aviation division incurred a loss from operations of $190 thousand for the six months ended June 30, 2007.

RESULTS OF OPERATIONS—CORPORATE

For the Three Months Ended June 30, 2007 Compared to June 30, 2006

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses. During the three months ended June 30, 2007, corporate general and administrative costs totaled $1.1 million compared to $0.8 million for the three months ended June 30, 2006. The increase in corporate expenses was due to the expensing of $0.2 million of accumulated accounting, legal and other professional fees related to the termination of discussions for the acquisition of Astrophysics, LLC, $0.1 million increase in stock option compensation expense and $0.3 million increase for damages and penalties related to defaults associated with our preferred stock offset by a $0.3 million decrease in the general allowance for doubtful accounts.

Other expenses increased $0.5 million for the three months ended June 30, 2007 due to the termination of discussions for the acquisition of Astrophysics, LLC resulting in the expensing of a $0.5 million non refundable good faith deposit. Other income decreased $0.2 million for the quarter ended June 30, 2007 due to the receipt of uncollected funds from the State of Pennsylvania from the pre-merged public entity in the quarter ended June 30, 2006.

The net result for corporate operations was a loss from operations of $1.1 million for the three months ended June 30, 2007 compared to a loss from operations of $0.8 million for the three months ended June 30, 2006.

For the Six Months Ended June 30, 2007 Compared to June 30, 2006

During the six months ended June 30, 2007, corporate general and administrative costs totaled $2.0 million compared to $1.5 million for the six months ended June 30, 2006. The increase in corporate expenses was due to the expensing of $0.2 million of accumulated accounting, legal and other professional fees related to the termination of discussions for the acquisition of Astrophysics, LLC, $0.2 million increase in stock option compensation expense and $0.5 million increase for damages and penalties related to defaults associated with our preferred stock offset by a $0.3 million decrease in the general allowance for doubtful accounts and $0.1 million decrease in travel and other expenses.

Other expenses increased $0.5 million for the six months ended June 30, 2007 due to the termination of discussions for the acquisition of Astrophysics, LLC resulting in the expensing of a $0.5 million non refundable good faith deposit. Other income decreased $0.2 million for the six months ended June 30, 2007 due to the receipt of uncollected funds from the State of Pennsylvania from the pre-merged public entity in the six months ended June 30, 2006.

The net result for corporate operations was a loss from operations of $2.0 million for the three months ended June 30, 2007 compared to a loss from operations of $1.5 million for the three months ended June 30, 2006.

DISCONTINUED OPERATIONS

In the second quarter of 2007, we discontinued the contract manufacturing operations to focus our resources on business initiatives which we believe have higher margin and growth potential. The discontinuation of the contract manufacturing division resulted in an after tax charge of $1.9 million for the six months ended June 30, 2007 of which $1.5 million was due to the impairment of goodwill.

SUMMARY

As a net result of the combined operations, we incurred a net loss of $6.7 million, or $(0.34) per share for the three months ended June 30, 2007 which includes $0.2 million for discontinued operations and $4.3 million for the impairment of goodwill and a net loss of $10.8 million, or $(0.56) per share for the six months ended June 30, 2007 which includes $1.9 million for discontinued operations and $4.3 million for the impairment of goodwill. For the three months ended June 30, 2006, we incurred a net loss of $2.1 million, or $(0.13) per share, and a net loss of $4.2 million, or $(0.26) per share, for the six months ended June 30, 2006. The conversion of our Series D Preferred Stock and warrant exercise and simultaneous private placement sale of our Series E preferred stock generated a non-cash preferred dividend of $4.9 million resulting in a net loss applicable to common stockholders of $7.1 million, or $(0.43) per share for the three months ended June 30, 2006, and a net loss applicable to common stockholders of $9.3 million, or $(0.58) per share for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, due primarily to the reclassification of $7.5 million of our Series C, D and E preferred stock to short term loans payable, the Company had a $9.5 million net working capital deficit and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. In July 2007, we agreed to the entry of a judgement in the amount of $5,292,503 in favor of our largest preferred stockholder, Iroquois Master Fund Ltd., in settlement of Iroquois' claim for mandatory redemption of our Series C and Series E convertible preferred stock previously sold to Iroquois. We intend to improve our working capital position by pursuing negotiations with Iroquois and the other holders of our Series C, D and E preferred stock to resolve the judgement and their redemption demands, respectfully, without the need to make the required cash payments. However, there can be no assurance that we will be successful in resolving their demands for cash payments. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by restructuring our operations through discontinuing our contract manufacturing division and reducing our research and development efforts. Additionally, we are exploring opportunities to sell various assets and product offerings while pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our delisting from the Nasdaq Stock Market and the shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for three months from the date of this report assuming we do not fund the required mandatory redemption payments.

As we continue to restructure our operations and reduce our overhead expenses, we believe that we will require a minimum of $3 million of additional funding, in addition to any funding required to resolve the $5.2 million Iroquois judgement and the $0.9 million in redemption demands of our preferred shareholders, in order to fund our ongoing and planned operations over the next 12 months. If we are not successful in resolving the Iroquois judgement the preferred stockholders redemption demands without a cash payment, we will need a minimum of $11.4 million of additional funding over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 states that due to recurring losses, reclassification of all preferred stock as current liability because of mandatory redemption and working capital deficiency there is substantial doubt about our ability to continue as a going concern.

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

Net cash used by operations for the six months ended June 30, 2007 was $1.4 million as compared to cash used by operations of $4.2 million for the corresponding period in 2006. In the six months ended June 30, 2007 and 2006, the primary use of cash was funding the operating loss.

Cash used by investing activities for the six months ended June 30, 2007 consisted of $0.1 million compared to cash used by investing activities of $0.3 million for the six months ended June 30, 2006. For the six months ended June 30, 2007 the cash was used for the acquisition of other intangibles. For the six months ended June 30, 2006 the cash was comprised of the payment of $0.5 million on the note provided to Astrophysics, Inc. offset by of $0.8 million of cash used for the acquisition of fixed assets and other intangibles.

The Company’s wholly-owned subsidiary, Best Logic, LLC, extended a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1 million. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate was 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. Best Logic has worked out a forbearance plan to pay down the note by December 1, 2007 through monthly payments based on the collection of outstanding receivables and liquidation of its assets. Best Logic is current on the payments due per the terms of the forbearance agreement. As of June 30, 2007, a total of $865 thousand is outstanding by Best Logic pursuant to the loan agreement.

On January 15, 2007, the Company’s wholly-owned subsidiary, Global Airworks, Inc., entered into a loan agreement with Hu Cheng-Lien, an individual, to loan Global Airworks, Inc. up to $1.5 million. Pursuant to a promissory note, dated January 15, 2007, executed in connection with the loan agreement, interest on the outstanding principal balance of an advance will accrue at an interest rate equal to 10%. Interest is payable at the maturity date of each advance which is 180 days from the date of each advance. As of May 15, 2007, a total of $1.47 million has been advanced to Global Airworks, Inc. pursuant to the loan agreement. In connection with the loan agreement, and as collateral for the loan, Global Airworks, Inc executed a security agreement granting Hu Cheng-Lien a security interest in certain assets of Global Airworks, Inc. including all inventory, accounts, equipment, and general intangibles. In addition, the loan is secured by a guaranty executed by Global ePoint, Inc. and Tops Digital Security, LLC. Global Airworks is currently in default on $300 thousand due under the loan agreement. The Company is attempting to negotiate a work-out or extension of the loan, however there can be no assurance it will be able to do so.

Net cash provided by financing activities for the six months ended June 30, 2007 totaled $1.4 million primarily from advances on the loan agreement from our Global Airworks, Inc. As of June 30, 2007, the total outstanding balance on loans from related parties was $1.4 million.

Net cash provided by financing activities for the six months ended June 30, 2006 totaled $7.5 million as follows: the issuance of our Series E preferred stock provided $3.6 million, the proceeds from the exercise of stock warrants provided $4.4 million, and proceeds from the exercise of stock options provided $.7 million all of which were offset by $0.3 million to pay in full a loan to complete the Tops acquisition, $0.5 million reduction in loans to related parties and $.4 million to pay preferred stock dividends and redemptions. As of June 30, 2006, the total outstanding balance on loans from related parties was $1.6 million.

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

On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of their Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock, and 95,703 shares of their Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock. Subsequently, we received redemption notices demanding that we repurchase an additional 150,600 shares of Series C preferred stock, 5,500 remaining shares of the Series D preferred stock and 6,175 shares of Series E preferred stock. As of June 30, 2007, the aggregate redemption amount under the notices received is $6,148,922 plus $508,737 accrued and unpaid dividends and interest.

On March 1, 2007, Iroquois Master Fund Ltd filed a summons and complaint against Global ePoint, Inc. in the United Stated District Court for the Southern District of New York (Case No. 07 CIV 1789). In its complaint, Iroquois alleged that the Company owed Iroquois a total of approximately $5,292,503 pursuant to the mandatory redemption features of the Company’s Series D and Series E convertible preferred stock previously sold to Iroquois. Pursuant to a Stipulation entered into between the parties in July 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $5,292,853, inclusive of court costs. By way of the Stipulation, Iroquois has agreed not to take action to enforce the judgment until the earlier to occur of (i) eight (8) months from the date of the judgment; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated May 23, 2006 between the Company and Iroquois; or (iii) a “Change of Control” as defined in the Purchase Agreement.

After giving effect to the settlement with Iroquois, there are outstanding 501,917 shares of Series C preferred stock, 5,500 shares of Series D preferred stock and 117,314 shares of Series E preferred stock. Under the applicable provisions of the Certificates of Designations for the Series C, D and E preferred stock, the redemption payment amounts for the Series C, D, and E preferred stock is $2.80 per share, $50 per share and $50 per share, respectively, plus accrued but unpaid dividends. In the event holders of all of the Series C, D and E preferred stock are entitled to have their preferred stock redeemed, the aggregate redemption amount would be $7,484,851, plus accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election.

We are currently working to get our common stock listed on the OTC Bulletin Board and we are pursuing negotiations with the remaining holders of its Series C, D and E preferred stock to resolve their redemption demands without the need for us to make the required redemption payment in cash. There can be no assurance that we will be successful in resolving the redemption demands on terms satisfactory to us. There can also be no assurance that we will not receive additional redemption demands from other holders of its Series C, D, and E preferred stock.

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

Our borrowings are in fixed and variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $15,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held at June 30, 2007.

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

We require additional funding of $3 million in the near term to continue to operate our business, and in the event we are unable to obtain such financing we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. As of June 30, 2007, due to the reclassification of $7.5 million for redemption demands on our Series C, D and E preferred stock to short term loan payable, we had a net working capital deficit of $7.6 million and no cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. In July 2007, we agreed to the entry of a judgement in teh amount of $5,292,503 in favor of our largest stockholder, Iroquois Master Fund Ltd, in settement of Iroquois' claim for mandatory redemption of our Series C and Series E convertible preferred stock previously sold to Iroquois. We intend to improve our working capital position by pursuing negotiations with Iroquois and the holders of our Series C, D and E preferred stock to resolve the judgement and their redemption demands, respectively, without the need to make the required cash payment. However, there can be no assurance that we will be successful in doing so. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by restructuring our operations through discontinuing our contract manufacturing division and reducing our research and development efforts. Additionally, we are exploring opportunities to sell various assets and product offerings while pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our recent delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the Iroquois judgement and the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months assuming we do not fund the required mandatory redemption payments

We believe that we require a minimum of $3 million of additional funding, in addition to any funds needed to resolve the $5.2 million Iroquois judgement and the $0.9 million in redemption demands of our preferred, in order to fund our ongoing and planned operations over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all.

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

Our current revenues and purchases are dependent on a limited number of customers and suppliers. For the three months ended June 30, 2007 and 2006, one and two customers accounted for 80% and 60% of the Company’s sales, respectively. For the six months ended June 30, 2007 and 2006 one and two customers accounted for 59% and 60% of the Company’s sales, respectively, and 41% of the accounts receivable as of June 30, 2007. For the three months ended June 30, 2007 there was no purchase concentration. For the three months ended June 30, 2006, two vendors accounted for 72% of the Company’s purchases. For the six months ended June 30, 2007 and 2006, one and two vendors, respectively, accounted for 70% and 62% of the Company’s purchases, respectively, and none of the accounts payable as of June 30, 2007. A substantial amount of the above sales and purchase transactions in 2006 were conducted with related parties through our contract manufacturing division the results of which have been reclassified as discontinued operations. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

As of June 30, 2007, there were 501,917 shares of Series C Preferred Stock outstanding, which are convertible into 501,917 shares of our common stock, 5,500 shares of Series D Preferred Stock outstanding, which are convertible into 66,106 shares of our common stock, and 117,314 shares of Series E Preferred Stock outstanding, which are currently convertible into 2,125,254 shares of our common stock. The conversion price of the Series C and Series D Preferred Stock is not adjustable except for standard anti-dilution adjustments relating to stock splits, combinations and similar events. However, the conversion price of our Series E Preferred Stock will be adjusted downward if we issue shares of common stock, or securities convertible into shares of common stock, at an effective price less than $2.76 per common share. If this occurs, the Series E Preferred Stock can be converted into a larger number of shares than stated above, resulting in even greater dilution to holders of our common stock. Upon a liquidity event, the holders of our Series C Preferred Stock and Series D Preferred Stock are entitled to be paid out of our assets available for distribution to the stockholders an amount equal to $2.80 per share and $4.16 per share, respectively, ahead of all shareholders except the holders of our Series E Preferred Stock. Upon a liquidity event, holders of our Series E Preferred Stock are entitled to receive $50.00 per share of Series E Preferred Stock ahead of all of our other stockholders. Except as required by law, holders of our preferred stock have no voting rights.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. We are continuing to evaluate our internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 which become effective in 2007. In the course of our evaluation, we have identified certain deficiencies in our internal controls over financial reporting, which we are addressing. The Merger and the subsequent acquisitions, described in Footnote 5 in the Notes of the Condensed Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, further, that such controls and procedures were effective at the reasonable assurance level as of June 30, 2007. The Company’s management has concluded that the deficiencies described above do not prevent the controls and procedures from being effective because management has identified the issues and is taking action to resolve them, other aspects of the Company’s business are not negatively impacted, and the controls and procedures are subject to continuous review by management. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 1, 2007, Iroquois Master Fund Ltd filed a summons and complaint against Global ePoint, Inc. in the United Stated District Court for the Southern District of New York (Case No. 07 CIV 1789). In its complaint, Iroquois alleged that the Company owed Iroquois a total of approximately $5,292,503 pursuant to the mandatory redemption features of the Company’s Series D and Series E convertible preferred stock previously sold to Iroquois. Pursuant to a Stipulation entered into between the parties in July 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $5,292,853, inclusive of court costs. By way of the Stipulation, Iroquois has agreed not to take action to enforce the judgment until the earlier to occur of (i) eight (8) months from the date of the judgment; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated May 23, 2006 between the Company and Iroquois; or (iii) a “Change of Control” as defined in the Purchase Agreement.

ITEM 1A. RISK FACTORS

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors”, above.

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

GLOBAL EPOINT, INC.

Date: August 20, 2007	/s/ DARYL F. GATES
Daryl F. Gates, Chief Executive Officer

Date: August 20, 2007	/s/ JOHN PAN
John Pan, Chief Financial Officer and Chairman