Form 10-Q
period 2007-09-30
GLOBAL EPOINT INC
filed 2007-11-19
CIK 896195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, there were 19,513,812 shares of Common Stock ($.03 par value) outstanding.

GLOBAL EPOINT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except per share amounts)

	September 30
	2007	December 31,
ASSETS	(Unaudited)	2006
CURRENT ASSETS:
Cash and cash equivalents	$101	$-
Accounts receivable, net	1,597	1,668
Inventories	1,644	1,216
Assets of discontinued operations, net (Note 8)	2,875	12,120
Other current assets	893	685
Total current assets	7,110	15,689

Property, plant and equipment, net	321	418
Card dispensing equipment and related parts	385	885
Goodwill	1,394	2,788
Other intangibles	1,980	1,990
Deposits and other assets	155	763
Total other assets	4,235	6,844
Total assets	$11,345	$22,533

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,838	$1,554
Accrued expenses	1,376	564
Customer deposits	2,223	103
Due to stockholder	1,375	1,311
Loans payable	1,470	-
Liabilities of discontinued operations, net	3,295	3,382
Mandatorily redeemable preferred stock (Note 10)	7,533	7,485
Total current liabilities	19,110	14,399

NON-CURRENT LIABILITIES	1,985	1,997
Total liabilities	21,095	16,396
Commitments and Contingencies (Notes 10 and 11)
STOCKHOLDERS' EQUITY:
Common stock, $.03 par value, 50,000,000 shares authorized and 19,513,812 shares
issued and outstanding	584	581
Paid-in capital	28,985	28,596
Accumulated other comprehensive loss	(77)	(56)
Accumulated deficit	(39,242)	(22,984)
Total stockholders' equity (deficit)	(9,750)	6,137
Total liabilities and stockholders' equity (deficit)	$11,345	$22,533

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Thousands of dollars, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Sales, net	$302	$1,064	$2,317	$4,386

Cost of sales	252	1,071	1,602	3,831

Gross profit	50	(7)	715	555

Operating expenses:
Selling and marketing	56	162	279	500
General and administrative	749	1,713	2,761	4,131
Goodwill impairment	-	-	1,393	-
Depreciation and amortization	68	94	220	243
Total operating expenses	873	1,969	4,653	4,874

Loss from operations	(823)	(1,976)	(3,938)	(4,319)

Other income (expense)	(813)	-	(1,868)	185

Loss before income tax provision	(1,636)	(1,976)	(5,806)	(4,134)

Income tax provision	-	-	-	-

Loss from continuing operations	(1,636)	(1,976)	(5,806)	(4,134)

Loss from discontinued operations, net of tax	(3,801)	(1,307)	(10,452)	(3,336)

Preferred stock dividend	-	(159)	-	(5,235)

Net loss applicable to common stockholders	$(5,437)	$(3,442)	$(16,258)	$(12,705)

Loss per share - basic and diluted

Loss from continuing operations	$(0.08)	$(0.11)	$(0.30)	$(0.55)
Loss from discontinued operations	(0.19)	(0.07)	(0.54)	(0.20)
	$(0.27)	$(0.18)	$(0.84)	$(0.75)

Weighted average shares and share equivalents	19,514	19,199	19,514	17,028

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Thousands of dollars)
	For the nine months ended
	September 30,	September 30,
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(16,258)	$(7,470)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	342	348
Goodwill impairment	7,261	-
Provision for bad debts	165	329
Stock based compensation	440	721
Non refundable acquisition deposit	500	-
Inventory and other asset reserve	2,250	-
Increase/(decrease) from changes in:
Accounts receivable	535	137
Accounts receivable - related parties	139	(1,930)
Inventory	383	(879)
Other current assets	288	6
Accounts payable	818	(981)
Accounts payable - related parties	(6)	1,768
Accrued expenses	663	(202)
Customer deposits	2,120	340
Net cash used in operating activities	(360)	(7,813)

CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:
Additions to property and equipment	(14)	(207)
Additions to goodwill and other intangibles	(111)	(710)
(Increase)/decrease in other assets	(502)	413
Net cash used in investing activities	(627)	(504)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
Proceeds from (repayment of) loan payable	1,100	1,674
Net borrowings from related parties	(76)	167
Proceeds from advances from stockholder	64	53
Proceeds from exercise of stock options	-	731
Net proceeds from preferred stock offerings	-	3,594
Net proceeds from the exercise of stock warrants	-	2,465
Preferred stock dividend payments	-	(304)
Preferred stock redemption	-	(843)
Net cash provided by financing activities	1,088	7,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101	(780)

CASH AND CASH EQUIVALENTS, beginning of period	-	780

CASH AND CASH EQUIVALENTS, end of period	$101	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Beneficial conversion included in preferred stock dividend	$-	$1,828

Preferred stock dividend	$-	$2,991

Increase in preferred stock dividend payable	$-	$154

Preferred stock reclassified to short term debt	$47	$5,941

Tops Digital Security, Inc acquisition	$-	$2,003

Compensation on consulting agreement	$103	$175

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Thousands of dollars and shares)

SEPTEMBER 30, 2007

						Accumulated	Retained
					Additional	Other	Earnings/	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Equity
Balances- December 31, 2006	625	$-	19,414	$581	$28,596	$(56)	$(22,984)	$6,137

Common stock and option based compensation	-	-	100	3	389	-	-	392
Net loss from operations	-	-	-	-	-	-	(5,806)	(5,806)
Loss from discontinued operations, net of tax	-	-	-	-	-	-	(10,452)	(10,452)
Other Comprehensive Loss	-	-	-	-	-	(21)	-	(21)

Balances- September 30, 2007	625	$-	19,514	$584	$28,985	$(77)	$(39,242)	$(9,750)

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL EPOINT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2007

1.  Basis of presentation

The accounting and reporting policies of Global ePoint, Inc. (“Global,” or “Global ePoint” or the “Company”) conform to accounting principles generally accepted in the United States of America. The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited and do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows. The interim financial statements include all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary in order to make the condensed consolidated financial statements not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The financial statements were prepared assuming that the Company is a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company has suffered recurring losses from operations and at September 30, 2007 had a shareholders deficit of $9.8 million that raises substantial doubt about its ability to continue as a going concern. The Company believes that it can satisfy its cash requirements for at least the next three months, however it will need to raise up to an additional $3 million in order to continue to operate its business for the next twelve months thereafter. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail plans and scale back planned activities. No assurances can be given that the Company will be successful in raising additional financing should such financing be required by future operations.

2.  Summary of significant accounting policies

Nature of business Global ePoint, Inc. was incorporated under the laws of the state of Nevada in March 1990 and is headquartered in the City of Industry, California. The primary areas of our business have been operated from three divisions: our aviation division, contract manufacturing division and our digital technology division. Our aviation division provides digital technology and other electrical applications to the airline industry.  Our contract manufacturing division, which manufactures customized computing systems for industrial, business and consumer markets, and has the capability to produce other specialized, custom-manufactured electronic products and systems. Our digital technology division designs and markets digital video technology primarily for surveillance systems. We are revising our business plan and reducing our operations.   We have closed the operations of our contract manufacturing division which we completed in the third quarter of 2007. Additionally, we have closed our digital technology division operations which we expect to be completed in the fourth quarter of 2007.  In accordance with our revised business plan,we will focus our resources on our aviation division.

Principles of consolidation The accompanying consolidated financial statements include 100% of the accounts of the Company and its wholly-owned subsidiaries, Global AirWorks, Inc., which was incorporated under the laws of the state of California in May 2003, and Global Telephony, Inc., which was incorporated under the laws of Nevada in 2001, and are collectively referred to as the “Company” in these condensed consolidated financial statements. Best Logic LLC (“Best Logic”), which was organized in California in November 2000, operations were discontinued in the second quarter of 2007; McDigit, Inc., which was incorporated under the laws of the state of California in November 2002 and Tops Digital Security, LLC which was organized in Nevada in April 2006 comprised our digital technology division the operations of which were discontinued in the third quarter of 2007 as described in Note 8. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” results of operations for the three and nine months ended September 30, 2007 and 2006 included in our consolidated statements of income have been reclassified and presented as discontinued operations. Some of the related parties discussed in Note 7 may be considered variable interest entities in accordance with FIN 46R “Consolidation of Variable Interest Entities”, however, the Company is not the primary beneficiary of such entities. Therefore, the related party entities are not included in the consolidated group. All significant inter-company balances and transactions have been eliminated.

Accounting for stock options  The Company recorded expenses for stock based compensation of $148 thousand and $643 thousand for the three months ended September 30, 2007 and 2006, respectively, and $440 thousand and $689 thousand for the nine months ended September 30, 2007 and 2006, respectively.

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

The computations for basic and fully diluted loss per share are as follows (in thousands, except per share amounts):

	Loss	Shares	Per-share
	(Numerator)	(Denominator)	Amount

For the three months ended September 30, 2007:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(5,437)	19,514	$(0.27)

For the three months ended September 30, 2006:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(3,442)	19,199	$(0.18)

For the nine months ended September 30, 2007:
Basic and fully diluted loss per share
Loss applicable to common stockholders	$(16,258)	19,514	$(0.84)

For the nine months ended September 30, 2006:
Basic and fully diluted income per share
Loss applicable to common stockholders	$(12,705)	17,028	$(0.75)

3.  Inventories

As of September 30, 2007, inventories consisted of $1.6 million of cockpit door surveillance system and wire harness finished goods and components.

4.  Property and equipment

Property and equipment consisted of the following as of September 30, 2007 (in thousands):

Furniture and equipment	$350
Building improvements	450
Tooling and demo units	34
Totals	834
Less accumulated depreciation	(513)
Property and equipment, net	$321

5.  Goodwill and Intangible Assets

The Company has a significant amount of goodwill and intangible assets on its balance sheet related to acquisitions. At September 30, 2007 the net amount of $3.4 million of goodwill and intangible assets represented 30% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

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

The contract manufacturing division has been discontinued, and the Company recognized non-cash goodwill impairment charges of $1.5 million in March 2007. Additionally, the digital technology division has been discontinued and the Company recognized non-cash goodwill impairment charges of $3.8 million as of September 2007.

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

The Company is restructuring its operations and continually monitors its operations for any potential indicators of impairment of goodwill and intangible assets. Any impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

6.  Business concentrations

Sales and purchases For the three months ended September 30, 2007 and 2006, one and two customers accounted for 56% and 79% of the Company’s sales, respectively. For the nine months ended September 30, 2007 and 2006  two customers accounted for 74% and 67% of the Company’s sales, respectively, and 25% of the accounts receivable as of September 30, 2007. For the three months ended September 30, 2007 and 2006. one and two vendors, respectively, accounted for 70% and 76% of the Company’s purchases, respectively. For the nine months ended September 30, 2007 and 2006, one and two vendors, respectively, accounted for 70% and 68% of the Company’s purchases, respectively, and none of the accounts payable as of September 30, 2007. A substantial amount of the above sales and purchase transactions in 2006 were conducted with related parties through our contract manufacturing division the results of which have been reclassified as discontinued operations as discussed in Note 8.

7.  Related party transactions

Rent agreement Mr. John Pan, the Company’s Chairman, Chief Financial Officer, and principal stockholder, leased a facility to the Company and to Avatar Technologies, Inc. (“Avatar”), a Related Party (as defined below). Facility rental costs, totaled none and $92 thousand for the three months ended September 30, 2007 and 2006, respectively, and $98 thousand and $308 thousand for the nine months ended September 30, 2007 and 2006, respectively. The rental costs were conducted with related parties through our contract manufacturing and digital technology divisions the results of which have been reclassified as discontinued operations as discussed in Note 8.

Rental costs for manufacturing and assembly equipment were approximately none and $21 thousand for the three months ended September 30, 2007 and 2006, respectively, and $18 thousand and $83 thousand for the nine months ended September 30, 2007 and 2006, respectively.  The rental costs were conducted with related parties through our contract manufacturing division the results of which have been reclassified as discontinued operations as discussed in Note 8.

Loans Payable In June 2004, the Company borrowed $1,000,000 from John Pan, the Company’s Chairman, Chief Financial Officer and President. Interest accrues on the unpaid principal balance of this loan at a rate equal to the prime rate at Bank of the West, plus 0.25%. The aggregate interest rate was 8.50% as of December 31, 2006. The Company is required to accrue interest payments each month until the principal balance is paid in full, which was to occur no later than December 15, 2006. The total outstanding on the loan including accrued interest is $1.4 million.  The Company is negotiating with Mr. Pan to extend the term of the loan.

Other arrangements The Company had various sales and purchase transactions with companies that are owned or controlled by the Company’s Chairman, Chief Financial Officer, and principal stockholder, Mr. John Pan (“Related Parties”). Substantially all of our related party transactions are through our contract manufacturing division whose operations have been discontinued.

8.  Discontinued operations

In the second quarter of 2007, the Company discontinued the contract manufacturing operations.  Additionally, the Company discontinued the digital technology division operations in the third quarter of 2007.  These operations were discontinued to focus the Company’s resources on its aviation services operation which the Company believes has higher margin and growth potential.

The discontinuation of the contract manufacturing division resulted in an after tax charge of $2.4 million for the nine months ended September 30, 2007 of which $1.5 million was due to the impairment of goodwill.  The discontinuation of the digital technology division resulted in an after tax charge of $8.1 million for the nine months ended September 30, 2007 of which $4.3 million was due to the impairment of goodwill and other intangible assets.

The Company has reflected the results of its contract manufacturing and digital technology businesses as discontinued operations in the unaudited Condensed Consolidated Statements of Operations. Summary results of operations for the contract manufacturing and digital technology divisions were as follows (in thousands):

For the three months ended September 30, 2007

	Digital	Contract
($ in thousands)	Technology	Manufacturing	Total
Net sales	$81	$63	$144
Cost of sales	1,462	509	1,971
Gross profit	(1,381)	(446)	(1,827)
Operating expenses	1,901	52	1,953
Loss from operations	(3,282)	(498)	(3,780)
Other income (expense)	(21)	-	(21)
Loss before income tax provision	$(3,303)	$(498)	$(3,801)

For the three months ended September 30, 2006

	Digital	Contract
($ in thousands)	Technology	Manufacturing	Total
Net sales	$387	$8,686	$9,073
Cost of sales	316	8,064	8,380
Gross profit	71	622	693
Operating expenses	1,312	661	1,973
Loss from operations	(1,241)	(39)	(1,280)
Other income (expense)	(27)	-	(27)
Loss before income tax provision	$(1,268)	$(39)	$(1,307)

For the nine months ended September 30, 2007

	Digital	Contract
($ in thousands)	Technology	Manufacturing	Total
Net sales	$595	$1,012	$1,607
Cost of sales	1,865	1,240	3,105
Gross profit	(1,270)	(228)	(1,498)
Operating expenses	6,723	2,143	8,866
Loss from operations	(7,993)	(2,371)	(10,364)
Other income (expense)	(71)	(17)	(88)
Loss before income tax provision	$(8,064)	$(2,388)	$(10,452)

For the nine months ended September 30, 2006

	Digital	Contract
($ in thousands)	Technology	Manufacturing	Total
Net sales	$1,013	$20,275	$21,288
Cost of sales	736	18,533	19,269
Gross profit	277	1,742	2,019
Operating expenses	3,349	1,924	5,273
Loss from operations	(3,072)	(182)	(3,254)
Other income (expense)	(55)	(27)	(82)
Loss before income tax provision	$(3,127)	$(209)	$(3,336)

The assets of the contract manufacturing and digital technology divisions are reflected as net assets of discontinued operations in the Condensed Consolidated Balance Sheets and were as follows (in thousands):

September 30, 2007
	Contract	Digital
	Manufacturing	Technology	Total

Cash and cash equivalents	$4	$-	$4
Accounts receivable, net	150	256	406
Accounts receivable - related parties	-	-	-
Inventories	513	1,073	1,586
Property, plant and equipment, net	12	250	262
Deposits and other assets	76	541	617
Assets of discontinued operations, net	$755	$2,120	$2,875

December 31 2006
	Contract	Digital
	Manufacturing	Technology	Total

Accounts receivable, net	$398	$624	$1,022
Accounts receivable - related parties	139	-	139
Inventories	1,318	2,830	4,148
Property, plant and equipment, net	18	353	371
Deposits and other assets	1,620	4,820	6,440
Assets of discontinued operations, net	$3,493	$8,627	$12,120

9.  Segment reporting

The Company’s continuing operation is in the flight support business including aircraft electronics and communications systems (aviation). The Corporate category primarily relates to activities associated with income and expense of non-core continuing business of the pre-merged public entity. The Company evaluates segment performance based on loss before income tax provision and total assets. All inter-company transactions between segments have been eliminated. Information with respect to the Company’s loss before income tax provision by segment is as follows:

For the three months ended September 30, 2007

($ in thousands)	Aviation	Corporate	Total
Net sales	$302	$-	$302
Cost of sales	252	-	252
Gross profit	50	-	50
Operating expenses	446	427	873
Loss from operations	(396)	(427)	(823)
Other income (expense)	(47)	(766)	(813)
Loss before income tax provision	$(443)	$(1,193)	$(1,636)
Total assets as of September 30, 2007	$7,593	$3,752	$11,345

For the three months ended September 30, 2006

($ in thousands)	Aviation	Corporate	Total
Net sales	$1,064	$-	$1,064
Cost of sales	1,071	-	1,071
Gross profit	(7)	-	(7)
Operating expenses	653	1,316	1,969
Loss from operations	(660)	(1,316)	(1,976)
Other income (expense)	-	-	-
Loss before income tax provision	$(660)	$(1,316)	$(1,976)
Total assets as of September 30, 2006	$9,933	$20,173	$30,106

For the nine months ended September 30, 2007

($ in thousands)	Aviation	Corporate	Total
Net sales	$2,317	$-	$2,317
Cost of sales	1,602	-	1,602
Gross profit	715	-	715
Operating expenses	2,697	1,956	4,653
Loss from operations	(1,982)	(1,956)	(3,938)
Other income (expense)	(107)	(1,761)	(1,868)
Loss before income tax provision	$(2,089)	$(3,717)	$(5,806)
Total assets as of September 30, 2007	$7,593	$3,752	$11,345

For the nine months ended September 30, 2006

($ in thousands)	Aviation	Corporate	Total
Net sales	$4,386	$-	$4,386
Cost of sales	3,831	-	3,831
Gross profit	555	-	555
Operating expenses	2,074	2,800	4,874
Loss from operations	(1,519)	(2,800)	(4,319)
Other income (expense)	-	185	185
Loss before income tax provision	$(1,519)	$(2,615)	$(4,134)
Total assets as of September 30, 2006	$9,933	$20,173	$30,106

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that we repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 501,917 shares of Series C preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate 287,508 Series C preferred shares with an aggregate redemption amount of $805,022 plus $12,210 accrued but unpaid dividends. If the holders of all Series C preferred shares outstanding as of September 30, 2007 request redemption, the aggregate redemption amount of all Series C preferred shares outstanding as of September 30, 2007 would be $1.4 million, plus $171 thousand of accrued but unpaid dividends and interest. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.4 million which was recorded as a non cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

Pursuant to the terms of the Certificates of Designations, if the Company’s common stock is not listed on the New York Stock Exchange, American Stock Exchange, Nasdaq National Market, Nasdaq Capital Market or the OTC Bulletin Board for a period of seven consecutive trading days, holders of the outstanding preferred shares may elect that the Company repurchase their preferred shares. Effective upon the opening of the market on September 19, 2006, the Company’s securities were delisted from the Nasdaq Capital Market. Since that time, the Company’s common stock has been trading on the electronic Pink Sheets. There are outstanding 5,500 shares of Series D preferred stock for which the Company has received redemption demands. The aggregate redemption amount is $275 thousand plus $32 thousand accrued but unpaid dividends and interest. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demand has not been paid. The preferred shares were reclassified as liabilities resulting in a beneficial conversion of $0.1 million which was recorded as a non-cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company is subject to 1% liquidated damages to the extent the registration statement for the underlying shares was not declared effective by the SEC as of August 21, 2006. The liquidated damages are payable monthly until such time as the registration statement is declared effective or the shares may be sold without restriction pursuant to Rule 144(k) under the Securities Act. The SEC has not declared the registration statement effective and the Company may be subject to liquidated damages in the aggregate amount of $136 thousand as of September 30, 2007. The rights of the holders of the Series E preferred stock are senior to the rights of the holders of the Series C and D preferred stock.

There are outstanding 117,314 shares of Series E preferred stock. Beginning September 29, 2006, the Company has received demands for redemption on an aggregate of 101,878 Series E preferred shares with an aggregate redemption amount of $5,093,900 plus $701 thousand accrued but unpaid dividends and interest. If the holders of all Series E preferred shares outstanding request redemption, the aggregate redemption amount of all Series E preferred shares outstanding as of September 30, 2006 would be $5.9 million, plus $533 thousand of accrued but unpaid dividends and interest. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election and to date the redemption demands have not been paid. The preferred shares were reclassified as current liabilities resulting in a beneficial conversion of $2.8 million which was recorded as a non-cash preferred dividend. The preferred stock is included in current liabilities on the accompanying condensed consolidated balance sheets.

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

11.  Other Financing Transactions

On March 9, 2005, the Company’s wholly-owned subsidiary, Best Logic, LLC, entered into a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1 million. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. As of December 31, 2006 the interest rate is 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. The Company is currently in default on the loan agreement and has negotiated a forbearance agreement with Far East National Bank. As of September 30, 2007, a total of $558,000 remains outstanding on the loan agreement.

In connection with the loan agreement, and as collateral for the loan, Best Logic executed a security agreement granting Far East National Bank a security interest in certain assets of Best Logic, including all inventory, accounts, equipment and general intangibles. In addition, the loan is secured by a personal guaranty executed by John Pan, the Company’s Chairman and Chief Financial Officer.

On January 15, 2007, the Company’s wholly-owned subsidiary, Global Airworks, Inc., entered into a loan agreement with Hu Cheng-Lien, an individual, to loan Global Airworks, Inc. up to $1.5 million. Pursuant to a promissory note, dated January 15, 2007, executed in connection with the loan agreement, interest on the outstanding principal balance of an advance will accrue at an interest rate equal to 10%. Interest is payable at the maturity date of each advance which is 180 days from the date of each advance. As of September 30, 2007, a total of $1.47 million has been advanced to Global Airworks, Inc. pursuant to the loan agreement. The Company is currently in default on the loan and plans to enter into negotiations with Hu Cheng-Lien to revise the terms or restructure the loan.

In connection with the loan agreement, and as collateral for the loan, Global Airworks, Inc executed a security agreement granting Hu Cheng-Lien a security interest in certain assets of Global Airworks, Inc. including all inventory, accounts, equipment, and general intangibles. In addition, the loan is secured by a guaranty executed by Global ePoint, Inc. and Tops Digital Security, LLC.

12.  Subsequent Events

On September 5, 2007, Portside Growth and Opportunity Fund filed a summons and complaint against Global ePoint, Inc. in the United States District Court for the Southern District of New York (Case No. 07 CIV 7834). In its complaint, Portside alleges that the Company owes Portside a total of approximately $949,228 pursuant to the mandatory redemption features of the Company’s Series C and Series E convertible preferred stock previously purchased by Portside.  Pursuant to a Stipulation entered into between the parties in November 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $851,458, inclusive of court costs.  By way of the Stipulation, Portside has agreed not to take action to enforce the judgment until the earlier to occur of (i) April 7, 2008; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated  May 23, 2006 between the Company and Iroquois;  (iii) a “Change of Control” as defined in the Purchase Agreement; or (iv) any person obtains a judgment against defendant in excess of $50,000 that is not stayed and becomes enforceable prior to April 7, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

OVERVIEW

Our working capital deficiency and continued operating loss, requires us to restructure our operations. Our goal is to focus our resources in the area we believe will lead us to the fastest opportunity to reach profitability and long term growth. To achieve our goal, we initiated a new business plan to narrow our focus to allow us to achieve the highest level of return on the lowest level of capital requirements; thereby decreasing our overall cash needs as well as decreasing our overall need for other resources.  After analysis of our business opportunities, we determined that our aviation division was best positioned to achieve our objectives as it had the highest potential of near-term profitability, the highest potential for accelerated near-term revenue growth, the potential for the highest return on capital, and the largest and most easily assessable market for its products.  Therefore, in accordance with the plan we have closed our contract manufacturing and digital technology divisions.  Although the closure of these divisions substantially reduced our revenues and forced us to incur additional debt and losses, we believe the costs and other resources necessary to operate these divisions would have exceeded the near-term revenue and would have forced us to need even greater cash resources than we otherwise would need with our continuing operations.

Our continuing operation consists of our aviation division which primarily provides surveillance and safety products and aircraft modification products and services to the commercial airline industry.  Those products and services include our cockpit door video surveillance system (“CDSS”), electronic flight bag system (“EFB”), cost effective in–flight entertainment systems (“IFE”), and other products and integration services for the aviation market.  We believe the market for these products to be over $2.5 billion and the revenue that is generated by our aviation division not only has higher profit margins and lower associated marketing and administrative costs as a percentage of revenue, it is more likely to increase dramatically given the potential market for these products.  Supporting our more focused business plan is the $8 million contract from Thai Airways International Public Company Limited to install a fully integrated electronic flight bag to include cockpit door surveillance and cargo door recording applications on their fleet of passenger aircraft.  We have completed the design review with Thai Airways and we are on schedule to complete product certification and begin deliveries and installation of the system into their fleet in early 2008.  Additionally, although the Federal Aviation Administration did not mandate CDSS for passenger aircraft, as we expected, several other countries have recently mandated CDSS such as Italy, India and Mexico as well as other countries where we expect mandates to occur such as China.  These expected near term opportunities provide us with the potential for substantial revenue growth.

Although we believe the reduction of our operations and decrease of overhead will provide us with additional opportunity to obtain the working capital required to move forward, we have continued to have difficulty financing our operations.  We entered into our Series E preferred stock financing in order to continue with our product development, acquisitions and sales and marketing strategies. As a result of the transaction, we were delisted from the Nasdaq Capital Market due to shareholder approval issues arising from the Nasdaq’s determination to aggregate our Series C, D, and E financings and our failure to file “listing of additional share” forms for these financings on a timely basis. Although we appealed the determination our appeals were denied and we were delisted from the Nasdaq Capital Market. Our common stock is currently quoted in the Pink Sheets under the trading symbol “GEPT.PK.”

As a result of the delisting substantially all of our preferred stockholders have submitted redemption demands which has resulted in a working capital deficit. On March 1, 2007, Iroquois Master Fund Ltd filed a summons and complaint against Global ePoint, Inc. in the United Stated District Court for the Southern District of New York (Case No. 07 CIV 1789). In its complaint, Iroquois alleged that the Company owed Iroquois a total of approximately $5,292,503 pursuant to the mandatory redemption features of the Company’s Series D and Series E convertible preferred stock previously sold to Iroquois. Pursuant to a Stipulation entered into between the parties in July 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $5,292,853, inclusive of court costs. By way of the Stipulation, Iroquois has agreed not to take action to enforce the judgment until the earlier to occur of (i) eight (8) months from the date of the judgment; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated May 23, 2006 between the Company and Iroquois; or (iii) a “Change of Control” as defined in the Purchase Agreement. We intend to improve our working capital position by negotiating with Iroquois regarding its judgment and the holders of our remaining Series C, D and E preferred stock to resolve their demands without the need to make the required cash payments.

There can be no assurance, however that we will be successful in our restructuring efforts, including the resolution of the Iroquois judgment or the preferred stockholders’ redemption demands without the need to make the required cash payments or obtain additional working capital.

RESULTS OF OPERATIONS—COMBINED

The following is a schedule showing the combined operations for our aviation division with a corporate category primarily relating to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses.

For the three months ended September 30, 2007

($ in thousands)	Aviation	Corporate	Total
Net sales	$302	$-	$302
Cost of sales	252	-	252
Gross profit	50	-	50
Operating expenses	446	427	873
Loss from operations	(396)	(427)	(823)
Other income (expense)	(47)	(766)	(813)
Loss before income tax provision	$(443)	$(1,193)	$(1,636)
Total assets as of September 30, 2007	$7,593	$3,752	$11,345

For the three months ended September 30, 2006

($ in thousands)	Aviation	Corporate	Total
Net sales	$1,064	$-	$1,064
Cost of sales	1,071	-	1,071
Gross profit	(7)	-	(7)
Operating expenses	653	1,316	1,969
Loss from operations	(660)	(1,316)	(1,976)
Other income (expense)	-	-	-
Loss before income tax provision	$(660)	$(1,316)	$(1,976)
Total assets as of September 30, 2006	$9,933	$20,173	$30,106

For the nine months ended September 30, 2007

($ in thousands)	Aviation	Corporate	Total
Net sales	$2,317	$-	$2,317
Cost of sales	1,602	-	1,602
Gross profit	715	-	715
Operating expenses	2,697	1,956	4,653
Loss from operations	(1,982)	(1,956)	(3,938)
Other income (expense)	(107)	(1,761)	(1,868)
Loss before income tax provision	$(2,089)	$(3,717)	$(5,806)
Total assets as of September 30, 2007	$7,593	$3,752	$11,345

For the nine months ended September 30, 2006

($ in thousands)	Aviation	Corporate	Total
Net sales	$4,386	$-	$4,386
Cost of sales	3,831	-	3,831
Gross profit	555	-	555
Operating expenses	2,074	2,800	4,874
Loss from operations	(1,519)	(2,800)	(4,319)
Other income (expense)	-	185	185
Loss before income tax provision	$(1,519)	$(2,615)	$(4,134)
Total assets as of September 30, 2006	$9,933	$20,173	$30,106

RESULTS OF OPERATIONS—AVIATION DIVISION

For the Three Months Ended September 30, 2007 Compared to September 30, 2006

Revenues for the three months ended September 30, 2007 totaled $302 thousand compared to $1.1 million for the three months ended September 30, 2006. Cost of goods sold was $252 thousand for the three months ended September 30, 2007 compared to $1.1 million for the three months ended September 30, 2006.  We established a maintenance operation in Tulsa, Oklahoma, in September 2005, to service a contract we obtained from a large Latin American airlines. The operation did not meet our expected profitability, therefore, we no longer offer the services and closed the maintenance facility in Tulsa Oklahoma at the end of 2006 upon completion of the contract.  The decrease in revenue and in cost of goods sold in the quarter ended September 2007 from the quarter ended September 2006 is due to the closed maintenance services operations.

Operating expenses declined $207 thousand to $446 thousand for the three months ended September 30, 2007 from $653 thousand for the three months ended September 30, 2006. The decrease in operating expenses is due to $357 thousand decline in selling and administrative expenses offset by an increase of $150 thousand in the provision for bad debt.   The decline in selling and administrative expenses is primarily due to a reduction of $105 thousand in sales and sales related expenses, the costs associated with the closed maintenance services operation resulted in a decrease of $131 thousand, personnel reductions resulted in a $98 thousand decline in administrative salaries and a $19 thousand reduction in rent expense.

Other expenses increased $47 thousand due to an increase in interest and legal expenses on the $1.5 million secured line of credit which was established in January 2007.

As a result of the foregoing, the aviation division incurred loss from operations of $396 thousand for the three months ended September 30, 2007 compared to a loss from operations of $660 thousand for the three months ended September 30, 2006.

For the Nine Months Ended September 30, 2007 Compared to September 30, 2006

Revenues for the nine months ended September 30, 2007 totaled $2.3 million compared to $4.4 million for the nine months ended September 30, 2006. The decrease in sales is the result of a decrease in aircraft maintenance services of $2.4 million.  Cost of goods sold was $1.6 million for the nine months ended September 30, 2007 compared to $3.8 million for the nine months ended September 30, 2006. Gross margins increased to 31% for the nine months ended September 30, 2007 compared to 13% for the nine months ended September 30, 2006. The increase in gross margins is due to the change in revenues to higher margin modification equipment in the nine months ended September 30, 2007 compared to revenue from the low margin maintenance services operations for the nine months ended September 30, 2006.

Operating expenses totaled $2.7 million for the nine months ended September 30, 2007 compared to $2.1 million for the nine months ended September 30, 2006.  Operating expenses increased due to a non cash charge of $1.4 million for the impairment of goodwill.  On August 15, 2007 the Federal Aviation Administration (FAA) published its final rule on flightdeck door monitoring and crew discreet alerting systems. The FAA’s final rule provides for alternative methods to comply with monitoring on the passenger side of the flightdeck door other than a video monitoring system. The Company expected an FAA mandate for its CDSS system would provide substantial near term opportunity for US based air carriers. Without the mandate, the near term opportunity becomes less certain. The lack of a FAA mandate for CDSS systems resulted in a revision to Management revenue assumptions. Application of the discounted cash flows methodology using the revised assumptions, resulted in a $1.4 million non-cash goodwill impairment charge.  Excluding the goodwill impairment charge, operating expenses declined $747 thousand for the nine months ended September 30, 2007 from the nine months ended September 30, 2006.  The decrease in expenses is primarily due to a decrease of $668 thousand in costs associated with the maintenance services operation and reduction in administrative overhead and personnel and $229 thousand decrease in sales and sales related expenses offset by a $150 thousand increase in the provision for bad debt.

Other expenses increased $107 thousand in the nine months ended September 30, 2007 from the nine months ended September 30, 2006.  The increase is due to interest expense on a $1.5 million secured line of credit which was established in January 2007.

As a result of the foregoing, the aviation division incurred a loss from operations of $2.0 million for the nine months ended September 30, 2007. Excluding the non cash charge for impairment of goodwill, the aviation division reduced the loss from operations to $589 thousand for the nine months ended September 30, 2007 from $1.5 million for the nine months ended September 30, 2006.

RESULTS OF OPERATIONS—CORPORATE

For the Three Months Ended September 30, 2007 Compared to September 30, 2006

Corporate activities primarily relate to activities associated with income and expense of non-core continuing business of the pre-merged public entity, as well as general overall corporate expenses. During the three months ended September 30, 2007, corporate general and administrative costs declined $889 thousand to $427 thousand compared to $1.3 million for the three months ended September 30, 2006. The decrease in corporate expenses was primarily due to $555 thousand decrease in stock option compensation expense, $204 thousand decline in accounting and legal fees and $120 thousand decline in public company related expenses.

Other expenses increased $766 thousand for the three months ended September 30, 2007 from the three months ended September 30, 2006.  The increase in other expenses is due to $500 thousand increase to the reserve for the card dispensing machines and $266 thousand increase for damages and interest penalties related to defaults associated with our preferred stock.

The net result for corporate operations was a loss from operations of $427 thousand for the three months ended September 30, 2007 compared to a loss from operations of $1.3 million for the three months ended September 30, 2006.

For the Nine Months Ended September 30, 2007 Compared to September 30, 2006

During the nine months ended September 30, 2007, corporate general and administrative costs declined $844 thousand to $2.0 million compared to $2.8 million for the nine months ended September 30, 2006. The decline in corporate expenses was due to $331 thousand decrease in stock option compensation expense, $275 thousand decrease in the general allowance for doubtful accounts, $198 thousand decrease in public company related expenses, $143 thousand decline in legal fees, $133 thousand decrease in travel and other expenses and $49 thousand decrease in corporate salaries and wages. The decline in expenses was offset by the expensing of $199 thousand of accumulated legal and other professional fees related to the termination of discussions for the acquisition of Astrophysics, LLC and $85 thousand increase in accounting fees.  The decline in expenses is the result of cost cutting efforts as we complete the restructuring of our operations.

Other expenses were $1.8 million for the nine months ended September 30, 2007 compared to other income of $185 thousand for the nine months ended September 30, 2006.  The increase in other expenses is due to the termination of discussions for the acquisition of Astrophysics, LLC resulting in the expensing of a $500 thousand non refundable good faith deposit, $500 thousand increase to the reserve for the card dispensing machines and $761 thousand increase for damages and interest penalties related to defaults associated with our preferred stock.  Other income decreased $185 thousand for the nine months ended  September 30, 2007 due to the receipt of uncollected funds from the State of Pennsylvania from the pre-merged public entity in the nine months ended September 30, 2006.

The net result for corporate operations was a loss from operations of $2.0 million for the nine months ended September 30, 2007 compared to a loss from operations of $2.8 million for the nine months ended September 30, 2006.

DISCONTINUED OPERATIONS

In the second quarter of 2007, we discontinued the contract manufacturing operations.  Additionally, we discontinued the digital technology division operations in the third quarter of 2007.  These operations were discontinued to focus our resources on our aviation services operation which we believe has higher margin and growth potential.

The discontinuation of the contract manufacturing division resulted in an after tax charge of $2.4 million for the nine months ended September 30, 2007 of which $1.5 million was due to the impairment of goodwill.  The discontinuation of the digital technology division resulted in an after tax charge of $8.1 million for the nine months ended September 30, 2007 of which $4.3 million was due to the impairment of goodwill and other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, due primarily to the reclassification of $7.5 million of our Series C, D and E preferred stock to short term loans payable, the Company had a $11.9 million net working capital deficit and $101 thousand cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. In July 2007, we agreed to the entry of a judgment in the amount of $5,292,503 in favor of our largest preferred stockholder, Iroquois Master Fund Ltd., in settlement of Iroquois' claim for mandatory redemption of our Series C and Series E convertible preferred stock previously sold to Iroquois. We intend to improve our working capital position by pursuing negotiations with Iroquois and the other holders of our Series C, D and E preferred stock to resolve the judgment and their redemption demands, respectfully, without the need to make the required cash payments. However, there can be no assurance that we will be successful in resolving their demands for cash payments. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by restructuring our operations through discontinuing our contract manufacturing and digital technology divisions. Additionally, we are exploring opportunities to sell various assets and product offerings while pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our delisting from the Nasdaq Stock Market and the shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for three months from the date of this report assuming we do not fund the required mandatory redemption payments.

We have substantially completed the restructuring of our operations and have significantly reduced our overhead expenses, we believe that we will require a minimum of $3 million of additional funding, in addition to any funding required to resolve the $5.2 million Iroquois judgment and the $0.9 million in redemption demands of our preferred shareholders, in order to fund our ongoing and planned operations over the next 12 months. If we are not successful in resolving the Iroquois judgment and the preferred stockholders redemption demands without a cash payment, we will need a minimum of $11.4 million of additional funding over the next 12 months. In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006 states that due to recurring losses, reclassification of all preferred stock as current liability because of mandatory redemption and working capital deficiency there is substantial doubt about our ability to continue as a going concern.

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

Net cash used by operations for the nine months ended September 30, 2007 was $360 thousand as compared to cash used by operations of $7.8 million for the corresponding period in 2006. In the nine months ended September 30, 2007 and 2006, the primary use of cash was funding the operating loss.

Cash used by investing activities for the nine months ended September 30, 2007 consisted of $627 thousand compared to cash used by investing activities of $504 thousand for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 the cash was used for accrued costs for the delivery of the EFB system related to the Thai Airways contract and the acquisition of other intangibles. For the nine months ended September 30, 2006 the cash was comprised of the payment of $500 thousand on the note provided to Astrophysics, Inc. offset by of $1.0 million of cash used for the acquisition of fixed assets and other intangibles.

The Company’s wholly-owned subsidiary, Best Logic, LLC, extended a loan agreement with Far East National Bank pursuant to which the bank has agreed to loan Best Logic up to $1 million. Pursuant to a promissory note, dated March 9, 2005, executed in connection with the loan agreement, interest on the outstanding principal balance of the loan will accrue at a variable rate equal to the lender’s prime rate plus 2%. The initial interest rate was 10.25% per annum, subject to change each time the lender’s prime rate changes. Interest is payable monthly with all outstanding principal and accrued and unpaid interest due and payable in full on March 15, 2007. Best Logic has worked out a forbearance plan to pay down the note by December 1, 2007 through monthly payments based on the collection of outstanding receivables and liquidation of its assets. Best Logic is current on the payments due per the terms of the forbearance agreement. As of September 30, 2007, a total of $559 thousand is outstanding by Best Logic pursuant to the loan agreement.

On January 15, 2007, the Company’s wholly-owned subsidiary, Global Airworks, Inc., entered into a loan agreement with Hu Cheng-Lien, an individual, to loan Global Airworks, Inc. up to $1.5 million. Pursuant to a promissory note, dated January 15, 2007, executed in connection with the loan agreement, interest on the outstanding principal balance of an advance will accrue at an interest rate equal to 10%. Interest is payable at the maturity date of each advance which is 180 days from the date of each advance. As of September 30, 2007, a total of $1.47 million has been advanced to Global Airworks, Inc. pursuant to the loan agreement. In connection with the loan agreement, and as collateral for the loan, Global Airworks, Inc executed a security agreement granting Hu Cheng-Lien a security interest in certain assets of Global Airworks, Inc. including all inventory, accounts, equipment, and general intangibles. In addition, the loan is secured by a guaranty executed by Global ePoint, Inc. and Tops Digital Security, LLC. Global Airworks is currently in default on $1.47 million of  the loan agreement. The Company is attempting to negotiate a work-out or extension of the loan, however there can be no assurance it will be able to do so.

Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $1.1 million primarily from advances on the loan agreement from our Global Airworks, Inc. As of September 30, 2007, the total outstanding balance on loans from related parties was $1.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $7.5 million as follows: the issuance of our Series E preferred stock provided $3.6 million, the net proceeds from the exercise of stock warrants provided $2.5 million, and proceeds from the exercise of stock options provided $0.7 million, all of which were offset by $0.3 million to pay in full a loan to complete the Tops acquisition, and $1.1 million to pay preferred stock dividends and redemptions. As of September 30, 2006, the total outstanding balance on loans from related parties was $2.3 million.

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

On September 29, 2006, we received redemption notices from certain holders of our Series C and Series E preferred stock demanding that we repurchase an aggregate of 136,908 shares of their Series C preferred stock, representing 27% of the issued and outstanding Series C preferred stock, and 95,703 shares of their Series E preferred stock, representing 82% of the issued and outstanding Series E preferred stock. Subsequently, we received redemption notices demanding that we repurchase an additional 150,600 shares of Series C preferred stock, 5,500 remaining shares of the Series D preferred stock and 6,175 shares of Series E preferred stock. As of September 30, 2007, the aggregate redemption amount under the notices received is $6.2 million plus $1.2 million accrued and unpaid dividends and interest.

On March 1, 2007, Iroquois Master Fund Ltd filed a summons and complaint against Global ePoint, Inc. in the United States District Court for the Southern District of New York (Case No. 07 CIV 1789). In its complaint, Iroquois alleged that the Company owed Iroquois a total of approximately $5,292,503 pursuant to the mandatory redemption features of the Company’s Series D and Series E convertible preferred stock previously sold to Iroquois. Pursuant to a Stipulation entered into between the parties in July 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $5,292,853, inclusive of court costs. By way of the Stipulation, Iroquois has agreed not to take action to enforce the judgment until the earlier to occur of (i) eight (8) months from the date of the judgment; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated May 23, 2006 between the Company and Iroquois; or (iii) a “Change of Control” as defined in the Purchase Agreement.

After giving effect to the settlement with Iroquois, there are outstanding 501,917 shares of Series C preferred stock, 5,500 shares of Series D preferred stock and 117,314 shares of Series E preferred stock. Under the applicable provisions of the Certificates of Designations for the Series C, D and E preferred stock, the redemption payment amounts for the Series C, D, and E preferred stock is $2.80 per share, $50 per share and $50 per share, respectively, plus accrued but unpaid dividends. In the event holders of all of the Series C, D and E preferred stock are entitled to have their preferred stock redeemed, the aggregate redemption amount would be $7,532,787, plus accrued but unpaid dividends. All demands for redemption payments are due within sixty (60) days of the date the Company receives written notice from such stockholder of its election.

We are currently working to get our common stock listed on the OTC Bulletin Board and we are pursuing negotiations with the remaining holders of our Series C, D and E preferred stock to resolve their redemption demands without the need for us to make the required redemption payment in cash. There can be no assurance that we will be successful in resolving the redemption demands on terms satisfactory to us. There can also be no assurance that we will not receive additional redemption demands from other holders of its Series C, D, and E preferred stock.

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

Our borrowings are in fixed and variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $15,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held at September 30, 2007.

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

We require additional funding of $3 million in the near term to continue to operate our business, and in the event we are unable to obtain such financing we may be forced to radically restructure our operations or seek protection under the bankruptcy laws. As of September 30, 2007, due to the reclassification of $7.5 million for redemption demands on our Series C, D and E preferred stock to short term loan payable, we had a net working capital deficit of $12.0 million and $100 thousand cash or cash equivalents. Since then, our working capital position has worsened due to continuing losses from operations. In July 2007, we agreed to the entry of a judgment in the amount of $5,292,503 in favor of our largest stockholder, Iroquois Master Fund Ltd, in settlement of Iroquois' claim for mandatory redemption of our Series C and Series E convertible preferred stock previously sold to Iroquois. We intend to improve our working capital position by pursuing negotiations with Iroquois and the holders of our Series C, D and E preferred stock to resolve the judgment and their redemption demands, respectively, without the need to make the required cash payment. However, there can be no assurance that we will be successful in doing so. There can also be no assurance that we will not receive additional redemption demands from other holders of our Series C and E preferred stock. We also intend to improve our working capital position by restructuring our operations through discontinuing our contract manufacturing and digital technology divisions. Additionally, we are exploring opportunities to sell various assets and product offerings while pursuing various funding alternatives, however at this time there are no understandings or arrangements on the part of any third party to provide us with additional funding. In this regard, our delisting from the Nasdaq Stock Market and the recently filed shareholder derivative lawsuit against our board of directors is likely to impair our ability to resolve the Iroquois judgment and the redemption demands of our preferred shareholders and successfully acquire funding from other sources. In the meantime, we are solely dependent on our existing current assets to meet our operating expenses, capital expenditures, and other commitments, which we believe will provide sufficient funds only for six months assuming we do not fund the required mandatory redemption payments.

We believe that we require a minimum of $3 million of additional funding, in addition to any funds needed to resolve the $5.2 million Iroquois judgment and the $0.9 million in redemption demands of our preferred stockholders, in order to fund our ongoing and planned operations over the next 12 months. If we are not successful in resolving the Iroquois judgment and the preferred stockholders redemption demands without a cash payment, we will need a minimum of $11.4 million of additional funding over the next 12 months.  In the event we are unable to acquire the required financing within the next few months, our company’s financial condition will be severely impacted and we may be unable to continue as a going concern. In that event, we may be forced to seek protection under the bankruptcy laws. There can be no guarantee that the funds we require will be available on commercially reasonable terms, if at all.

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

Our current revenues and purchases are dependent on a limited number of customers and suppliers. For the three months ended September 30, 2007 and 2006, one and two customers accounted for 56% and 79% of the Company’s sales, respectively. For the nine months ended September 30, 2007 and 2006  two customers accounted for 74% and 67% of the Company’s sales, respectively, and 25% of the accounts receivable as of September 30, 2007. For the three months ended September 30, 2007 and 2006. one and two vendors, respectively, accounted for 70% and 76% of the Company’s purchases, respectively. For the nine months ended September 30, 2007 and 2006, one and two vendors, respectively, accounted for 70% and 68% of the Company’s purchases, respectively, and none of the accounts payable as of September 30, 2007. A substantial amount of the above sales and purchase transactions in 2006 were conducted with related parties through our contract manufacturing division the results of which have been reclassified as discontinued operations. If we were to lose one or more of these customers before we are able to secure sales from other customers, our income and financial condition would be adversely affected. If we are unable to enter into and maintain satisfactory distribution arrangements with leading suppliers and an adequate supply of products, our sales could be adversely affected.

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

Currently, we have three series of preferred stock outstanding, C, D, and E, all of which may be converted into shares of our common stock at any time at the option of the holders, which will result in dilution to holders of our common stock. In addition, all of the preferred shareholders are entitled to receive dividends on their shares of preferred stock, and upon a liquidation event all classes of preferred stock are entitled to receive payment out of our assets before holders of our common stock. We are also required to redeem a portion of each series of our preferred stock periodically. The dividend and redemption payments may be made, at our option, in shares of our common stock or in cash.

As of September 30, 2007, there were 501,917 shares of Series C Preferred Stock outstanding, which are convertible into 501,917 shares of our common stock, 5,500 shares of Series D Preferred Stock outstanding, which are convertible into 66,106 shares of our common stock, and 117,314 shares of Series E Preferred Stock outstanding, which are currently convertible into 2,125,254 shares of our common stock. The conversion price of the Series C and Series D Preferred Stock is not adjustable except for standard anti-dilution adjustments relating to stock splits, combinations and similar events. However, the conversion price of our Series E Preferred Stock will be adjusted downward if we issue shares of common stock, or securities convertible into shares of common stock, at an effective price less than $2.76 per common share. If this occurs, the Series E Preferred Stock can be converted into a larger number of shares than stated above, resulting in even greater dilution to holders of our common stock. Upon a liquidation event, the holders of our Series C Preferred Stock and Series D Preferred Stock are entitled to be paid out of our assets available for distribution to the stockholders an amount equal to $2.80 per share and $4.16 per share, respectively, ahead of all shareholders except the holders of our Series E Preferred Stock. Upon a liquidation event, holders of our Series E Preferred Stock are entitled to receive $50.00 per share of Series E Preferred Stock ahead of all of our other stockholders. Except as required by law, holders of our preferred stock have no voting rights.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. We are continuing to evaluate our internal controls in accordance with Section 404(a) of the Sarbanes-Oxley Act of 2002 which become effective in 2007. In the course of our evaluation, we have identified certain deficiencies in our internal controls over financial reporting, which we are addressing. The Merger and the subsequent acquisitions, described in Footnote 5 in the Notes of the Condensed Consolidated Financial Statements, have resulted in the use of several different financial recordation and reporting systems. Management is aware of the issue and has initiated the integration of the divisional financial recordation and reporting into a single consolidated financial reporting system. Additionally, there is a lack of segregation of duties due to the small number of employees within the financial and administrative functions of the Company. Management will continue to evaluate the employees involved and the control procedures in place, the risks associated with such lack of segregation and whether the potential benefits of adding employees to clearly segregate duties justifies the expense associated with such increases. These matters have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

Based on our continuing evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, further, that such controls and procedures were effective at the reasonable assurance level as of September 30, 2007. The Company’s management has concluded that the deficiencies described above do not prevent the controls and procedures from being effective because management has identified the issues and is taking action to resolve them, other aspects of the Company’s business are not negatively impacted, and the controls and procedures are subject to continuous review by management. During the quarter ended September 30, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 5, 2007, Portside Growth and Opportunity Fund filed a summons and complaint against Global ePoint, Inc. in the United States District Court for the Southern District of New York (Case No. 07 CIV 7834). In its complaint, Portside alleges that the Company owes Portside a total of approximately $949,227.89 pursuant to the mandatory redemption features of the Company’s Series C and Series E convertible preferred stock previously purchased by Portside. Pursuant to a Stipulation entered into between the parties in November 2007, the Company has agreed to the entry of a judgment against the Company in the amount of $851,458, inclusive of court costs.  By way of the Stipulation, Portside has agreed not to take action to enforce the judgment until the earlier to occur of (i) April 7, 2008; (ii) a bankruptcy event within the meaning of subparts (a) through (e), (g) or (h) of the definition “Bankruptcy Event” as defined in the Securities Purchase Agreement (“Purchase Agreement”) dated  May 23, 2006 between the Company and Iroquois;  (iii) a “Change of Control” as defined in the Purchase Agreement; or (iv) any person obtains a judgment against defendant in excess of $50,000 that is not stayed and becomes enforceable prior to April 7, 2008.

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

GLOBAL EPOINT, INC.

Date: November 19, 2007	/s/ DARYL F. GATES
Daryl F. Gates, Chief Executive Officer

Date: November 19, 2007	/s/ JOHN PAN
John Pan, Chief Financial Officer and Chairman